Form 10-K
period 2010-12-31
3PEA INTERNATIONAL, INC.
filed 2011-04-01
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-53505

3PEA INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

Nevada	95-4550154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 W Horizon Ridge Parkway, Suite 102, Henderson, Nevada 89012

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (702) 453-2221

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Ac.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $564,898 based upon a market price of $0.05 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 35,245,069 as of March 21, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

TABLE OF CONTENTS

PART I

4

ITEM 1. DESCRIPTION OF BUSINESS.

14

ITEM 1A. RISK FACTORS

28

ITEM 1B. UNRESOLVED STAFF COMMENTS.

28

ITEM 3. LEGAL PROCEEDINGS

28

ITEM 4. (RESERVED)

28

PART II

28

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

30

ITEM 6. SELECT FINANCIAL DATA

30

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

35

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.

35

ITEM 9A. CONTROLS AND PROCEDURES.

36

ITEM 9A(T). CONTROLS AND PROCEDURES.

36

ITEM 9B. OTHER INFORMATION

37

PART III

37

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

39

ITEM 11. EXECUTIVE COMPENSATION

40

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

42

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
   INDEPENDENCE. PRINCIPAL ACCOUNTING FEES AND SERVICES.

42

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

43

PART IV

43

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

43

SIGNATURES

45

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements." These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward- looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS.

Overview

We were originally incorporated in Nevada as G.K.W., Inc. on August 24, 1995.  We changed our name to Antek International, Inc. on July 1, 1996 and operated as a distributor of private-label revolutionary coatings for graffiti and corrosion resistance. Antek’s products consisted of environmentally-friendly coatings which formed a thick, impenetrable layer that encapsulate rust and were extremely pliant to prevent damage from wind, water, weathering, UV rays and graffiti. Our common stock was approved for trading on the OTC Bulletin Board in 1998. We changed our name to Tika Corporation on October 12, 2005, after which we focused our business on financial management services.  We acquired 3Pea Technologies, Inc., a payment solutions company, in March 2006, which resulted in 3Pea Technologies, Inc. becoming our wholly owned subsidiary.  At the time Tika Corporation acquired 3Pea Technologies, Inc., it was non-operational.  We changed our name to Paypad Inc. on March 13, 2006.  On October 19, 2006 we changed our name to 3PEA International, Inc.  In 2007 we acquired control of Wow Technologies, Inc., a payment solutions company with a proprietary card processing platform, in a share exchange agreement whereby Wow Technologies, Inc. became our majority-owned subsidiary.

The business of 3Pea Technologies, Inc., both before and after we after we acquired it, was the development of a secure payment gateway and hardware device which utilized encryption technology and secure key exchange to facilitate PIN debit transactions over the internet. It developed proprietary stored value systems, secure key loading systems, and acted as an encryption service organization injecting keys into its proprietary payment terminal called the PayPad®. Users could connect the device to their computers and utilize it to make purchases over the internet without having to provide their credit card and other personal information to the seller. Due to the lack of market acceptance of this concept, we ultimately determined to shelve the product and reevaluate the technology and markets for potential use in the future.  3Pea Technologies, Inc. continues to focus on the evaluation of payment terminal software and hardware technology.   We then adapted the payment platform that we developed to support prepaid debit cards, which is our current business.

Business of Issuer

We are a payment solutions company which currently focuses on providing proprietary transaction processing solutions for healthcare and financial applications providing prepaid debit cards, which are also known as stored value cards (SVCs).  We believe SVCs are a fast-growing product segment in the financial services industry.  Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products in a variety of market niches. Currently, the primary market for our cards is the pharmaceutical marketing or drug sampling market, and secondarily the surveys and rewards card market, although we are expanding into other markets for SVC's, including, pharmacy benefits cards, payment distribution and reimbursement cards and payroll cards.

Our proprietary platform is scalable and customizable, delivering cost benefits and revenue building opportunities to partners. We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and associations, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement.

To date, we have issued more than 17 million prepaid debit cards under programs implemented for several Fortune 100 and 500 companies, including many of the top pharmaceutical manufacturing companies in the world. Of the 17 million debit cards issued, approximately 1,013,000 had been used as of December 31, 2010 in 4,185,000 transactions worth approximately $268 million, or about $265 per card.

Depending on the program selected by the client, we generate the following types of revenues: setup charges; customized software development fees; data processing and report generation fees; transaction fees from each transaction by a consumer; interchange fees; fees from sourcing the debit cards used for the program; and administrative fees.

Pharmaceutical Sampling Market

Historically, one of the promotional tools utilized by pharmaceutical companies has been to provide promotional samples to physicians, which then distribute them to patients.  Our card, which we market under the name "AllegianceRx Card,” is meant to replace the distribution of physical samples.  Our AllegianceRx Card is an adjudicated promotional debit card that reimburses prescription drug prescribers with promotional funds at retail pharmacies nationwide.

Our prescription solutions provide claims processing and other administrative services for clients that are conducted online, in real-time, according to client benefit plan designs.  Our solutions present a cost-effective alternative to an in-house pharmacy claims adjudication system by providing real-time financial incentives for both consumers and payers. Our offerings also allow clients to directly manage more of their pharmacy benefits and include pharmacy claims adjudication, network and payer administration, client call center service and support, reporting, rebate management, as well as implementation, training and account management.

AllegianceRx Card

The AllegianceRx Card is a promotional pharmaceutical copay or discount card which is adjudicated as a primary or secondary insurance card at the retail pharmacy location. This primary or secondary adjudication determines what funds will be loaded on to the card by applying business rules determined by the sponsoring company. The loaded funds are then immediately applied to the prescription purchase at the pharmacy as a cost offset for the patient.  The card may be used to defer part or all the cost of the prescription or any co-pay or deductible, or any combination thereof that the patient would otherwise have to pay under his or her insurance program or out of pocket to purchase the drug.  The AllegianceRx Card can be offered as either a straight payment voucher card or a debit card, or a combination of the two, through our Healthpoint Network.  A voucher card is adjudicated just like a debit card, but differs from a debit card in that funds are remitted to the pharmacy on a monthly or bi-monthly basis, unlike a debit card which is funded at the time of purchase.  A voucher card is used in promotional campaigns where it is not feasible to distribute a card with a magnetic strip, such as newspaper or magazine ads or inserts.  Key features and benefits of the AllegianceRx card are:

▪

Tracking and auditing "free samples" is no longer required, as the retail pharmacy network serves as the distribution mechanism for new prescriber promotions.

▪

The patient's primary insurance pays the standard adjudicated amount for prescription fills that would historically be "free samples," thus turning the distribution of samples into a revenue generator.

▪

The distribution of cards enables far superior prescriber and patient data collection for the pharmaceutical company through the use of automated questionnaires required to activate the cards.

▪

The card can be implemented as a secondary insurance card (for private insurance patients), as a traditional voucher card (for Medicare patients), or as both on the same card.

▪

The marketing programs can be better designed exactly to meet the specifications and needs of the sponsoring pharmaceutical company, as compared to programs involving the distribution of physical samples.

▪

Because the card operates like a debit card, pharmacy retailers are paid instantly for the adjudicated promotional cost on covered prescription transactions.

▪

We provide a set of comprehensive, customizable reporting modules to our pharmaceutical clients.

Healthcare Remittance Card

We have also developed a Health Insurance Prescription Coverage Card, which operates as a financial debit card providing real time health insurance prescription drug payments from the sponsoring health insurance company to the retail pharmacy.  We have recently began marketing the card to health insurance companies.

Key features and benefits of the Health Insurance Prescription Coverage Card are:

▪

Health insurance RxBin information on the front of the card allows the card to be adjudicated like any other prescription coverage card when presented with a valid prescription at the retail pharmacy location.

▪

Following adjudication, the agreed and authorized payment amount from the sponsoring health insurance company to the pharmacy is funded to the card.

▪

The pharmacy is paid instantly for covered prescription transactions, and all of the time, expense, and delay associated with billing, payment tracking, and payment delivery from the insurance company to the pharmacy is eliminated.

▪

Claims payment tracking and reporting is available online and in real time.

▪

Like a typical health insurance card, the card stays on file with the local pharmacy retailer, providing optimal convenience for both the member and the pharmacist.

▪

The sponsoring health insurance company sees reduced administrative overhead for paying and tracking prescription claims.

▪

In return for immediate payment to the pharmacy retailer with less administrative cost, the sponsoring health insurance company benefits from discounts on drug purchases from the pharmacy retailer.

HealthPoint Network

Our HealthPoint Network offers real-time pharmacy claims adjudication at more than 62,000 pharmacies nationwide, including all major pharmacy chains. Our HealthPoint Network is currently marketed as a value added option with our AllegianceRx card, for which we receive additional fee revenue from pharmaceutical companies who elect to use the service.  We have integrated the pharmacy claims adjudication capability with our prepaid debit card platform specifically to provide reliable, cost effective, on-line and real-time claims adjudication with real-time loading of our debit cards at the point of service. Our technology is extremely flexible, allowing instantaneous program design, update, and customization to meet our clients changing needs.

Key features and benefits of the HealthPoint Network are:

•

Flexible plan analysis, design and implementation, which allow clients as much or as little control over the process as desired. Our seasoned team ensures seamless implementation and a timely launch. Options include customized benefit structures, multi-tier co-pay structures, automated therapeutic protocols, brand interchanges, multi-domain rules, and deductible and benefit carryover.

•

Pharmacy claims management services, which provide accurate, reliable, and real time processing and support and support multi-tiered plan options, multi-domain rules, member enrollment and identification, co-pay determination, claims adjudication, min/max dosing guidelines, customized messaging to pharmacy providers, rules-based table driven functionality, and ID card production.

•

24/7 adjudication and maintenance availability, 365 days a year, with a 24/7 state-of-the-art pharmacy help desk and member help desk.

•

Robust reporting services, with standard and customizable reporting packages.

Other Products

Survey Instant Rewards

We offer a Survey Instant Rewards card program to organizations interested in gathering survey data, particularly for companies that have difficulty locating and inducing qualified consumers to provide survey data for market research.  The Survey Instant Rewards card program provides a better approach to survey collection and market research by utilizing financial debit card technology to offer targeted survey respondents immediate financial rewards for completing market research surveys.

We provide consumer product and service companies with a simple and powerfully effective turnkey solution for collecting valuable market information about customers, competitors, and markets.  With a Survey Instant Rewards Program, the client mails a survey recipient an unloaded debit card and invites him or her to take your online or phone based survey. When his survey is complete, the card is automatically loaded with the incentive reward, which the recipient can immediately redeem at the nearest ATM machine or point of sale location.

Key features and benefits of Survey Instant Rewards card program are:

•

The immediacy of the reward, combined with the tangible nature of the physical debit card in the hand of the recipient, produces a powerful motivator for individuals to answer a few questions.

•

The program is ideal for all size survey projects.

•

We provide a complete turnkey solution, and an ability to integrate our debit card features into the client's existing survey collection capabilities.

•

The programs can be quickly customized and implemented, and the results are immediately available online and in real time.

•

The programs are extremely fast and efficient at collecting valuable information, resulting in vastly improved response rates and dramatically lower overall survey collection time than programs that use other common methods of reward, including coupons and mail in rebates.

•

Increased survey response rates lower overall survey cost.

Other Markets

We have identified a variety of other markets that our debit cards can be used in, such as corporate incentive or reimbursement programs, gift cards, payroll payments, government benefit payments, and as a reloadable debit card for use by consumers without a traditional bank account.  Our ability to expand our debit cards to other market niches is dependent on our raising capital for technology improvements and sales and marketing expenses.

Technology

Our technology platform employs a standard enterprise services bus in a service-oriented architecture, configured for 24/7 operations. We maintain one secure, interconnected, environmentally-controlled primary data center in Las Vegas, Nevada, with emergency power generation capabilities, and a back-up data center in the Las Vegas metro area. We use a variety of proprietary and licensed standards-based technologies to implement our platforms, including those which provide for orchestration, interoperability and process control. The platforms also integrate a data infrastructure to support both transaction processing and data warehousing for operational support and data analytics.

Competition

The markets for financial products and services, including SVCs and services related thereto, are intensely competitive. We compete with a variety of companies in our markets and our competitors vary in size, scope and breadth of products and services offered.  Certain segments of the financial services and healthcare industries tend to be highly fragmented, with numerous companies competing for market share. Highly fragmented segments currently include financial account processing, customer relationship management solutions, electronic funds transfer and SVC solutions. In addition to competition from other companies, we face competition from existing and potential clients who already have or may develop their own product offerings.

Many of our existing and potential competitors have longer operating histories, greater financial strength and more recognized brands in the industry. These competitors may be able to attract customers more easily because of their financial resources and awareness in the market. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies. To compete with these companies, we rely primarily on direct marketing strategies including strategic marketing partners.

In our pharmaceutical sampling business, we believe that McKesson, Emdeon and Trial Card have programs to enable to enable pharmaceutical companies to distribute vouchers or cards in lieu of physical samples.

Sales and Marketing

We primarily market our products and services through direct marketing by our officers.  We also utilize independent contractors who make direct sales for us and other companies and are paid on a commission basis only. We market our pharmaceutical sampling cards directly to pharmaceutical firms and through advertising/marketing agencies used by the pharmaceutical firms.

Markets and Major Customers

We have no major customers and we are not reliant on any drug or program.  We currently manage between 60 and 80 pharmaceutical sampling and discount programs at any given time, consisting of over 17 million cards under management.

Regulation

Introduction

We operate in a highly regulated environment and are subject to extensive regulation, supervision and examination. Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect our business.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of financial institutions we may work with.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing banks, could have a material impact on our operations.

Our products and services are generally subject to federal, state and local laws and regulations, including:

•	anti-money laundering laws;

•	money transfer and payment instrument licensing regulations;

•	escheatment laws;

•	privacy and information safeguard laws;

•	bank regulations;

•	consumer protection laws; and

•	false claims laws and other fraud and abuse restrictions.

•	Privacy and security standards under HIPAA or other laws

These laws are often evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to us or the banks that issue our cards, our clients or our third party service providers is at times unclear. Any failure to comply with applicable law — either by us or by the card issuing banks, our client or our third party service providers, over which we have limited legal and practical control — could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties and the suspension or revocation of a license or registration required to sell our products and services. See "Risk Factors" for additional discussion regarding the potential impacts of changes in laws and regulations to which we are subject and failure to comply with existing or future laws and regulations.

We continually monitor and enhance our compliance program to stay current with the most recent legal and regulatory changes. We also continue to implement policies and programs and to adapt our business practices and strategies to help us comply with current legal standards, as well as with new and changing legal requirements affecting particular services or the conduct of our business generally.

Anti-Money Laundering Laws

Our products and services are generally subject to federal anti-money laundering laws, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, and similar state laws. On an ongoing basis, these laws require us, among other things, to:

•	report large cash transactions and suspicious activity;

•	screen transactions against the U.S. government's watch-lists, such as the watch-list maintained by the Office of Foreign Assets Control;

•	prevent the processing of transactions to or from certain countries, individuals, nationals and entities;

•	identify the dollar amounts loaded or transferred at any one time or over specified periods of time, which requires the aggregation of information over multiple transactions;

•	gather and, in certain circumstances, report customer information;

•	comply with consumer disclosure requirements;

•	register or obtain licenses with state and federal agencies in the United States and seek registration of any retail distributors when necessary.

Anti-money laundering regulations are constantly evolving. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures to make our business practices flexible, so we can comply with the most current legal requirements. We cannot predict how these future regulations might affect us. Complying with future regulation could be expensive or require us to change the way we operate our business.

Money Transfer and Payment Instrument Licensing Regulations

We are not currently subject to money transfer and payment instrument licensing regulations; however, we have plans to introduce products in the future that would be subject to such regulations.  Currently, we believe that 39 U.S. jurisdictions would require us to obtain a license to operate a money transfer business.  As a licensee, we would be subject to certain restrictions and requirements, including reporting, net worth and surety bonding requirements and requirements for regulatory approval of controlling stockholders, agent locations and consumer forms and disclosures. We would also subject to inspection by the regulators in the jurisdictions in which we are licensed, many of which conduct regular examinations.  In addition, we would be required to maintain "permissible investments" in an amount equivalent to all "outstanding payment obligations."

Escheatment Laws

Unclaimed property laws of every U.S. jurisdiction require that we track certain information on our card products and services and that, if customer funds are unclaimed at the end of an applicable statutory abandonment period, the proceeds of the unclaimed property be remitted to the appropriate jurisdiction.

Privacy and Information Safeguard Laws

In the ordinary course of our business, we or our third party service providers collect certain types of data, which subjects us to certain privacy and information security laws in the United States, including, for example, the Gramm-Leach-Bliley Act of 1999, or the GLB Act, and other laws or rules designed to regulate consumer information and mitigate identity theft. We are also subject to privacy laws of various states. These state and federal laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require that financial institutions have in place policies regarding information privacy and security. In addition, under federal and certain state financial privacy laws, we must provide notice to consumers of our policies and practices for sharing nonpublic information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their nonpublic personal information and disclosure of it to unaffiliated third parties. Certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify state law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. In order to comply with the privacy and information safeguard laws, we have confidentiality/information security standards and procedures in place for our business activities and with our third-party vendors and service providers. Privacy and information security laws evolve regularly, requiring us to adjust our compliance program on an ongoing basis and presenting compliance challenges.

Bank Regulations

All of the cards that we service are issued by a state-chartered bank. Thus, we are subject to the oversight of the regulators for, and certain laws applicable to, these card issuing banks. These banking laws require us, as a servicer to the banks that issue our cards, among other things, to undertake compliance actions similar to those described under "– Anti-Money Laundering Laws" above and to comply with the privacy regulations promulgated under the GLB Act as discussed under "– Privacy and Information Safeguard Laws" above. Consumer Protection Laws

Certain products that we anticipate introducing in the future would be subject to state and federal consumer protection laws, including laws prohibiting unfair and deceptive practices, regulating electronic fund transfers and protecting consumer nonpublic information. Before we introduce those products, we will have to develop appropriate procedures for compliance with these consumer protection laws.

Card Associations

In order to provide our products and services, we, as well as the banks that issue our cards, must be registered with Visa and MasterCard, as well as any other networks that we desire to use, such as Pulse, NYCE and Star, and, as a result, are subject to card association rules that could subject us to a variety of fines or penalties that may be levied by the card association or network for certain acts or omissions. The banks that issue our cards are specifically registered as "members" of the Visa and/or MasterCard card associations. Visa and MasterCard set the standards with which we and the card issuing banks must comply.

False Claims Laws and Other Fraud and Abuse Restrictions

We provide claims processing and other transaction services to pharmaceutical companies that relate to, or directly involve, the reimbursement of pharmaceutical costs covered by Medicare, Medicaid, other federal healthcare programs and private payers. As a result of these aspects of our business, we may be subject to, or contractually required to comply with, state and federal laws that govern various aspects of the submission of healthcare claims for reimbursement and the receipt of payments for healthcare items or services. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented claims for payment to Medicare, Medicaid or other third party payers that are false or fraudulent. False or fraudulent claims include, but are not limited to, billing for services not rendered, failing to refund known overpayments, misrepresenting actual services rendered in order to obtain higher reimbursement, improper coding and billing for medically unnecessary goods and services. Many of these laws provide significant civil and criminal penalties for noncompliance and can be enforced by private individuals through “whistleblower” or qui tam actions. To avoid liability, providers and their contractors must, among other things, carefully and accurately code, complete and submit claims for reimbursement.

From time to time, constituents in the healthcare industry, including us, may be subject to actions under the federal False Claims Act or other fraud and abuse provisions. We cannot guarantee that state and federal agencies will regard any billing errors we process as inadvertent or will not hold us responsible for any compliance issues related to claims we handle on behalf of providers and payers. Although we believe our editing processes are consistent with applicable reimbursement rules and industry practice, a court, enforcement agency or whistleblower could challenge these practices. We cannot predict the impact of any enforcement actions under the various false claims and fraud and abuse laws applicable to our operations. Even an unsuccessful challenge of our practices could cause adverse publicity and cause us to incur significant legal and related costs.

Privacy and Security Standards under HIPAA or Other Laws.

The Health Insurance Portability and Accountability Act of 1996 contains privacy regulations and the security regulations that apply to some of our operations. The privacy regulations extensively regulate the use and disclosure of individually identifiable health information by entities subject to HIPAA. For example, the privacy regulations permit parties to use and disclose individually identifiable health information for treatment and to process claims for payment, but other uses and disclosures, such as marketing communications, require written authorization from the individual or must meet an exception specified under the privacy regulations. The privacy regulations also provide patients with rights related to understanding and controlling how their health information is used and disclosed. To the extent permitted by the privacy regulations, ARRA and our contracts with our customers, we may use and disclose individually identifiable health information to perform our services and for other limited purposes, such as creating de-identified information. Determining whether data has been sufficiently de-identified to comply with the privacy regulations and our contractual obligations may require complex factual and statistical analyses and may be subject to interpretation. The security regulations require certain entities to implement and maintain administrative, physical and technical safeguards to protect the security of individually identifiable health information that is electronically transmitted or electronically stored. We have implemented and maintain policies and processes to assist us in complying with the privacy regulations, the security regulations and our contractual obligations. We cannot provide assurance regarding how these standards will be interpreted, enforced or applied to our operations.  If we are unable to properly protect the privacy and security of health information entrusted to us, we could be subject to substantial penalties, damages and injunctive relief.

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health information and healthcare provider information. In addition, some states are considering new laws and regulations that further protect the confidentiality, privacy and security of medical records or other types of medical information. In many cases, these state laws are not preempted by the HIPAA privacy regulations and may be subject to interpretation by various courts and other governmental authorities. Further, the U.S. Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.

Research and Development Expenditures

We spent $86,948 and $38,234 on research and development in years 2009 and 2010, respectively.

Patents and Trademarks

We protect our intellectual property rights through a combination of trademark, patent, copyright and trade secrets laws.  At this time, we have not applied for any registered trademarks or patents covering any of the products or services that we currently offer.

In order to limit access to and disclosure of our proprietary information, all of our employees and consultants have signed confidentiality and we enter into nondisclosure agreements with third parties. We cannot provide assurance that the steps we have taken to protect our intellectual property rights, however, will deter adequately infringement or misappropriation of those rights. Particularly given the international nature of the Internet, the rate of growth of the Internet and the ease of registering new domain names, we may not be able to detect unauthorized use of our intellectual property or take enforcement action.

Employees and Consultants

At March 21, 2011, we had six employees.

We have no collective bargaining agreements with our employees, and believe all consulting and employment agreements relationships are satisfactory.  We hire independent contractors on an as-needed basis, and we may retain additional employees and consultants during the next twelve months, including additional executive management personnel with substantial experience in pharmaceutical sampling market and development business.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this registration statement, including our consolidated financial statements and related notes included elsewhere in this prospectus, before deciding to invest in our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

Our auditor has issued a going concern opinion on our financial statements, which means that our auditor has substantial doubt about our ability to continue as a going concern.  We plan to seek additional sources of capital through the issuance of debt or equity financing to fund new marketing initiatives and repayment of debt, but there can be no assurance we will be successful in accomplishing our objectives.  Our ability to continue as a going concern is dependent on additional sources of capital and the success of generating sufficient revenues to fund our operating activities and pay our obligations.  Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in us.

Our growth rates may decline in the future.

In fiscal 2009, we experienced rapid growth as a result increased sales resulting from the continued acceptance of our pharmaceutical sampling card by the pharmaceutical industry. However, we have not experienced the same growth in 2010.  There can be no assurance that we will be able to resume our historical growth rates in future periods. In the near term, our continued growth depends in significant part on our ability, among other things, to attract new pharmaceutical companies as clients, and to convince pharmaceutical companies that the distribution of debit cards is a more effective marketing tool than the distribution of actual samples.  Our continued growth also depends on our ability to develop and market other debit card products that can utilize the platform that we have developed for our pharmaceutical sampling business.

As the prepaid financial services industry continues to develop, our competitors may be able to offer products and services that are, or that are perceived to be, substantially similar to or better than ours. This may force us to compete on the basis of price and to expend significant marketing, product development and other resources in order to remain competitive. Even if we are successful at increasing our operating revenues through our various initiatives and strategies, we will experience an inevitable decline in growth rates as our operating revenues increase to higher levels and we may also experience a decline in margins. If our operating revenue growth rates slow materially or decline, our business, operating results and financial condition could be adversely affected.

Our business could suffer if there is a change in pharmaceutical marketing expenditures.

At this time, our primary product is the marketing of debit cards for pharmaceutical sampling programs, and as such we are dependent on the size of the marketing budgets of major pharmaceutical companies and how those budgets are allocated among different marketing opportunities available to them.  In the event there are is a material decline in the size of pharmaceutical marketing budgets, we could see a decline in revenues.  In addition, if pharmaceutical companies begin to allocate their marketing budgets to other forms of advertising that they believe are more cost effective, we could also see a decline in revenues.

We operate in a highly regulated environment, and failure by us or business partners to comply with applicable laws and regulations could have an adverse effect on our business, financial position and results of operations.

We operate in a highly regulated environment, and failure by us or our business partners to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to state money transmission licensing requirements and a wide range of federal and other state laws and regulations, which are described under "Business – Regulation" above. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities.

Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. For example, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training, monitoring and compliance, including monitoring for possible violations of laws by the businesses that participate in our reload network. Failure by us or those businesses to comply with the laws and regulations to which we are subject could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, any of which could significantly harm our reputation with consumers and other network participants, banks that issue our cards and regulators, and could materially and adversely affect our business, operating results and financial condition.

Changes in the laws, regulations, credit card association rules or other industry standards affecting our business may impose costly compliance burdens and negatively impact our business.

There may be changes in the laws, regulations, card association rules or other industry standards that affect our operating environment in substantial and unpredictable ways. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase the cost of doing business or affect the competitive balance. For example, more stringent anti-money laundering regulations could require the collection and verification of more information from our customers, which could have a material adverse effect on our operations.  Regulation of the payments industry has increased significantly in recent years. A number of regulations impacting the credit card industry were recently implemented. Additional changes may require us to incur significant expenses to redevelop our products. Also, failure to comply with laws, rules and regulations or standards to which we are subject, including with respect to privacy and data use and security, could result in fines, sanctions or other penalties, which could have a material adverse affect on our financial position and results of operations, as well as damage our reputation.

A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.

We, the banks that issue our cards, our third party service providers receive, transmit and store confidential customer and other information in connection with our products and services. The encryption software and the other technologies we and our partners use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. The banks that issue our cards, our clients and our third-party processors also may experience similar security breaches involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties' systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.

A data security breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa or MasterCard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at one of the banks that issue our cards or our third party service providers could result in significant reputational harm to us and cause the use and acceptance of our cards to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects.

We Have Substantial Liabilities That May Require That We Raise Capital.

As of December 31, 2010, we had $42,214 of cash, current assets (excluding restricted cash) of $1,644,887, current liabilities (excluding of card funding liabilities funded by restricted cash) of $4,922,251, and a working capital deficit of ($3,235,150).  Our current liabilities include $2,425,351 of accounts payable and accrued liabilities, some of which are past due, and $2,496,900 of loans payable that are classified as current because the loan is either evidenced by a note that has matured or is not documented by a note at all.  We are currently able to pay our accounts payable that are essential to our continued operation in the ordinary course of business from our ongoing revenues, but have not paid other accounts payable that are held by nonessential vendors.  We have managed to forestall any legal action by all of our creditors by maintaining good relations with our creditors.  However, if any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.  Our plan is to renegotiate the payment terms of our indebtedness or request that creditors convert their debt into common stock.

The industry in which we compete is highly competitive, which could adversely affect our operating revenue growth.

A number of other companies provide debit cards for the pharmaceutical sampling business, including McKesson, Emdeon and Trial Card.  We also compete for the marketing dollars of pharmaceutical companies with other forms of marketing, such as mass media advertising and direct sales.

We believe that our existing competitors have longer operating histories, are substantially larger than we are, may already have or could develop substantially greater financial and other resources than we have, may offer, develop or introduce a wider range of programs and services than we offer or may use more effective advertising and marketing strategies than we do to achieve broader brand recognition, customer awareness and retail penetration. We may also face price competition that results in decreases in the purchase and use of our products and services. To stay competitive, we may have to increase the incentives that we offer to our marketing partners and decrease the prices of our products and services, which could adversely affect our operating results.

We rely on relationships with card issuing banks to conduct our business, and our results of operations and financial position could be materially and adversely affected if we fail to maintain these relationships or we maintain them under new terms that are less favorable to us.

To date, all of our cards have been issued by Monterey County Bank. Our relationship with this bank is currently, and will be for the foreseeable future, a critical component of our ability to conduct our business and to maintain our revenue and expense structure, because we are currently unable to issue our own cards. If we lose or do not maintain existing banking relationships, we would incur significant switching and other costs and expenses and we and users of our products and services could be significantly affected, creating contingent liabilities for us. As a result, the failure to maintain adequate banking relationships could have a material adverse effect on our business, results of operations and financial condition. Our agreement with the bank that issues our cards provide for cost and expense allocations between the parties. Changes in the costs and expenses that we have to bear under these relationships could have a material impact on our operating expenses. In addition, we may be unable to maintain adequate banking relationships or, following their expiration in 2013, renew our agreements with the bank that currently issues substantially all of our cards under terms at least as favorable to us as those existing before renewal.  We are actively seeking to develop a relationship with another issuing bank to diversify our banking relationships and reduce our dependence on Monterey County Bank.

We receive important services from third-party vendors, and replacing them could entail unexpected integration costs

Some services relating to our business, including fraud management and other customer verification services, transaction processing and settlement, pharmacy claims adjudication, card production and customer service, are outsourced to third-party vendors. All of our vendors could be replace with competitors if our vender terminated our contract or went out of business.  However, in some cases replacing a vendor would entail one-time integration costs to connect our systems to the successor’s systems, and could result in less advantageous contract terms for the same service, which could adversely affect our profitability.

Changes in credit card association or other network rules or standards set by Visa and MasterCard, or changes in card association and debit network fees or products or interchange rates, could adversely affect our business, financial position and results of operations.

We and the banks that issue our cards are subject to Visa and MasterCard, Pulse, NYCE and Star association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us. The termination of the card association registrations held by us or any of the banks that issue our cards or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have an adverse effect on our business, operating results and financial condition. In addition, from time to time, card associations increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and adversely affect our business, operating results and financial condition.

For example, a portion of our operating revenues is derived from interchange fees. The amount of interchange revenues that we earn is highly dependent on the interchange rates that Visa and MasterCard set and adjust from time to time. There is a risk that interchange rates for certain products and certain issuing banks will decline significantly in the future as a result of the expected enactment of the Dodd-Frank Bill. If interchange rates decline, whether due to actions by Visa or MasterCard or future legislation or regulation, we would likely need to change our fee structure to compensate for lost interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.

We may not be able to successfully manage our intellectual property and may be subject to infringement claims.

In the rapidly developing legal framework, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop software or technology competitive to us. Our competitors may independently develop similar technology, duplicate our products or services or design around our intellectual property rights. We may have to litigate to enforce and protect our intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive and could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete.

We may also be subject to costly litigation in the event our products and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of our management and employees. Any claim from third parties may result in limitation on our ability to use the intellectual property subject to these claims.

Additional equity or debt financing may be dilutive to existing stockholders or impose terms that are unfavorable to us or our existing stockholders.

We plan to raise capital through a private placement of our common stock to repay indebtedness and provide capital for our expansion into other products and services using our debit card platform.  If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve arrangements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our current stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies and products or grant unfavorable license terms.

We depend on key personnel and could be harmed by the loss of their services because of the limited number of qualified people in our industry.

Because of our small size, we require the continued service and performance of our management team, sales and technology employees, all of whom we consider to be key employees. Competition for highly qualified employees in the financial services and healthcare industry is intense. Our success will depend to a significant degree upon our ability to attract, train, and retain highly skilled directors, officers, management, business, financial, legal, marketing, sales, and technical personnel and upon the continued contributions of such people. In addition, we may not be able to retain our current key employees. The loss of the services of one or more of our key personnel and our failure to attract additional highly qualified personnel could impair our ability to expand our operations and provide service to our customers.

Our future success depends on our ability to attract, integrate, retain and incentivize key personnel.

Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and incentivize key personnel, namely our management team and experienced sales, marketing and program and systems management personnel. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and systems management personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.

Security and privacy breaches of our electronic transactions may damage customer relations and inhibit our growth.

Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations. While we do not currently store personal information about consumers, some of the products we are contemplating offering in the future would require that we store personal information, including birth dates, addresses, bank account numbers, credit card information, social security numbers and merchant account numbers. If we are unable to protect this information, or if consumers perceive that we are unable to protect this information, our business and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

•

cause our customers to lose confidence in our services;

•

deter consumers from using our services;

•

harm our reputation;

•

require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations;

•

expose us to liability;

•

increase expenses related to remediation costs; and

•

decrease market acceptance of electronic commerce transactions and SVC use.

Although management believes that we have utilized proven applications designed for premium data security and integrity in electronic transactions, our use of these applications may be insufficient to address changing market conditions and the security and privacy concerns of existing and potential customers.

The market for electronic commerce services is evolving and may not continue to develop or grow rapidly enough for us to become profitable.

If the number of electronic commerce transactions does not continue to grow or if consumers or businesses do not continue as projected to adopt our products and services, it could have a material adverse effect on our business, financial condition and results of operations. Management believes future growth in the electronic commerce market will be driven by the cost, ease of use and quality of products and services offered to consumers and businesses. In order to reach and thereafter maintain our profitability, consumers and businesses must continue to adopt our products and services.

The debit card and SVC industry is a fairly new industry that is developing and building standards, processes and relationships.

We are a developmental company building our networks and relationships. In the course of this development of our network, relationships, load locations and related systems, there exists the possibility that the associated companies may delay roll-out of our products and services.  These delays could have an adverse effect on cash flow, sales and inventory levels.

If we do not respond to rapid technological change or changes in industry standards, our products and services could become obsolete and we could lose our customers.

If competitors introduce new products and services, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The electronic commerce industry is changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies.

Changes in the Bank Secrecy Act and/or the USA PATRIOT Act could impede our ability to circulate cards that can be easily loaded or issued.

Our current compliance program and screening process for the distribution and/or sale of SVCs is designed to comply with the Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”).  These regulations require financial institutions to obtain and confirm information related to their respective cardholders. If the BSA and/or the USA PATRIOT Act or subsequent legislation increases the level of scrutiny that we must apply to our cardholders and customers, it may be costly or impractical for us to continue to profitably issue and load cards for our customers.

Internal processing errors could result in our failing to appropriately reflect transactions in customer accounts.

In the event of a system failure that goes undetected for a substantial period of time, we could allow transactions on blocked accounts, confirm false authorizations, fail to deduct charges from accounts or fail to detect systematic fraud or abuse. Errors or failures of this nature could adversely impact our operations, our credibility and our financial standing.

Our business is dependent on the efficient and uninterrupted operation of computer network systems and data centers.

Our ability to provide reliable service to our clients and cardholders depends on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our third party service providers. Our business involves movement of large sums of money, processing of large numbers of transactions and management of the data necessary to do both. Our success depends upon the efficient and error-free handling of the money. We rely on the ability of our employees, systems and processes and those of the banks that issue our cards, our third party service providers to process and facilitate these transactions in an efficient, uninterrupted and error-free manner.

In the event of a breakdown, a catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), a security breach or malicious attack, an improper operation or any other event impacting our systems or processes, or those of our vendors, or an improper action by our employees, agents or third-party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation. The measures we have taken, including the implementation of disaster recovery plans and redundant computer systems, may not be successful, and we may experience other problems unrelated to system failures. We may also experience software defects, development delays and installation difficulties, any of which could harm our business and reputation and expose us to potential liability and increased operating expenses.  We currently do not carry business interruption insurance.

Difficult conditions in the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months at unprecedented levels. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and consumer spending. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and national recession. These events and the continuing market upheavals may have an adverse effect on us because we are dependent upon customer and consumer behavior. Our revenues are likely to decline in such circumstances. In addition, in the event of extreme and prolonged market events, such as the global credit crisis, we could incur significant losses.

Factors such as consumer spending, business investment, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our SVC products and services could be adversely affected. Adverse changes in the economy could affect our results negatively and could have a material adverse effect on our business and financial condition. The current mortgage crisis and economic slowdown has also raised the possibility of future legislative and regulatory actions that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

The soundness of other institutions and companies could adversely affect us.

Our ability to engage in loading and purchasing transactions could be adversely affected by the actions and failure of other institutions and companies, our card issuing banks and distributors that carry our SVCs.  As such, we have exposure to many different industries and counterparties. As a result, defaults by, or even questions or rumors about, one or more of these institutions or companies could lead to losses or defaults by us or other institutions. Losses related to these defaults or failures could materially and adversely affect our results of operations.

A prolonged economic downturn could reduce our customer base and demand for our products.

We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile as a result of sub-prime mortgage related and other matters. Our success significantly depends upon the growth of demand of our products from a growing customer base. If the communities in which we operate do not grow, or if prevailing economic conditions locally, nationally or internationally are unfavorable, our business may not succeed. A prolonged economic downturn would likely contribute to the deterioration of the demand for SVC’s and our products and services, which in turn would hurt our business. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

Risks Related to Our Common Stock

There Is A Limited Market For Our Common Stock.

The trading market for our common stock is limited.  Our common stock is trading on Pink Sheets and is not eligible for trading on any national or regional securities exchange or the Nasdaq National Market.  We have located a market maker that is willing to file an application to enable our common stock to be traded on the OTC Bulletin Board after we register our common stock under Section 12 of the Securities Exchange Act.  A more active trading market for our common stock may never develop, or if such a market develops, it may not be sustained.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 67.4% of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have outstanding 35,233,639 shares of our common stock, assuming no exercise of outstanding options or warrants.  None of the shares are subject to any lock-up agreements, and all are eligible for sale, subject in some cases to volume and other restrictions imposed by Rule 144.  Sales of substantial amounts of our common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We Will Incur Significant Costs As A Result Of Operating As A Public Company. We May Not Have Sufficient Personnel For Our Financial Reporting Responsibilities, Which May Result In The Untimely Close Of Our Books And Record And Delays In The Preparation Of Financial Statements And Related Disclosures.

As a registered public company, we will experience an increase in legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, has imposed various requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

If we are not able to comply with the requirements of Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC and other regulatory authorities.

Our operating results may fluctuate in the future, which could cause our stock price to decline.

Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our common stock, the trading price of our common stock could decline substantially. Fluctuations in our quarterly or annual results of operations may be due to a number of factors, including, but not limited to:

•

the timing and volume of purchases, use and reloads of our prepaid cards and related products and services;

•

the timing and success of new product or service introductions by us or our competitors;

•

seasonality in the purchase or use of our products and services;

•

reductions in the level of interchange rates that can be charged;

•

fluctuations in customer retention rates;

•

changes in the mix of products and services that we sell;

•

changes in the mix of retail distributors through which we sell our products and services;

•

the timing of commencement, renegotiation or termination of relationships with significant our third party service providers;

•

changes in our or our competitors' pricing policies or sales terms;

•

the timing of commencement and termination of major advertising campaigns;

•

the timing of costs related to the development or acquisition of complementary businesses;

•

the timing of costs of any major litigation to which we are a party;

•

the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•

our ability to control costs, including third-party service provider costs;

•

volatility in the trading price of our common stock, which may lead to higher stock-based compensation expenses or fluctuations in the valuations of vesting equity; and

•

changes in the regulatory environment affecting the banking or electronic payments industries generally or prepaid financial services specifically.

Our revenues from our pharmaceutical marketing cards fluctuate widely and are difficult to forecast.

Our primary line of business is our pharmaceutical marketing cards.  Revenues and costs associated with that line of business fluctuate more widely, and are more difficult to forecast, than other debit card lines of business.  Even though a pharmaceutical card program is created at the direction of a pharmaceutical company, the pharmaceutical company often does not distribute the cards via their pharmaceutical sales representatives to various end points for distribution until days, weeks or months after it creates a program, often with little advance warning to the Company.  We also experience dramatic usage swings based on collateral marketing efforts by the pharmaceutical companies, such as print, web, radio and television advertising campaigns that run in association with one of our card programs.  Constant variations in program start and stop dates, variations in program timelines which range anywhere between six and thirty six months, and variations in program characteristics such as the monetary value of the load, all contribute to provide dramatic swings in the revenue generated from the programs.  As a result, our revenues and cost of revenues do no correlate neatly to the number of cards in circulation or even the number of programs that are active at any given time. Consequently, it is not the composition of our revenue that causes the significant swing in revenues from period to period rather; rather, the start, usage and expiration of the pharmaceutical card program is solely dependent on the timing of marketing programs by the pharmaceutical companies.  Over time, we intend to mitigate this uncertainty by offering more traditional prepaid card products, such as general spend reloadable, payroll and other types that will help to stabilize and minimize the changes for each period, and make our results more predictable.

The price of our common stock may be volatile, and you could lose all or part of your investment.

In the recent past, stocks generally, and financial services company stocks in particular, have experienced high levels of volatility. The trading price of our common stock may fluctuate substantially. The trading price of our common stock will depend on a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock as you may be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•

price and volume fluctuations in the overall stock market from time to time;

•

significant volatility in the market prices and trading volumes of financial services company stocks;

•

actual or anticipated changes in our results of operations or fluctuations in our operating results;

•

actual or anticipated changes in the expectations of investors or the recommendations of any securities analysts who follow our common stock;

•

actual or anticipated developments in our business or our competitors' businesses or the competitive landscape generally;

•

the public's reaction to our press releases, other public announcements and filings with the SEC;

•

litigation involving us, our industry or both or investigations by regulators into our operations or those of our competitors;

•

new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•

changes in accounting standards, policies, guidelines, interpretations or principles;

•

general economic conditions; and

•

sales of shares of our common stock by us or our stockholders.

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our common stock, the trading price of our common stock could decline.

We expect that the trading price for our common stock will be affected by any research or reports that securities analysts publish about us or our business. If one or more of the analysts who may elect to cover us or our business downgrade their evaluations of our common stock, the price of our common stock would likely decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market for our common stock, which in turn could cause our stock price to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. As a result, you will likely receive a return on your investment in our common stock only if the market price of our common stock increases.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 2. PROPERTIES.

We lease 2,200 square feet of office space at 1700 W Horizon Ridge Parkway, Suite 102, Henderson, Nevada 89012, under a lease that runs through May 31, 2011 at a rate of $3,550 per month.

We lease space for our data center in Las Vegas, Nevada under a co-location agreement that has a term of 36 months ending on February 29, 2012.  The agreement provides for monthly $1,314 per month, of which $495 relates to space and the remainder is for power and other services provided under the agreement.

We believe that we have satisfactory title to the properties owned and used in our business, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our business. We believe that our properties are adequate and suitable for us to conduct business in the future.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings at this time.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2010 and 2009, our common stock was traded on the Pink Sheets under the symbol “TPNL”. The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2010 and 2009.

	2010		2009
	High	Low	High	Low
First Quarter	0.064	0.02	0.055	0.002
Second Quarter	0.06	0.04	0.020	0.010
Third Quarter	0.47	0.03	0.020	0.020
Fourth Quarter	0.43	0.10	0.075	0.020

There were 383 shareholders of record of the common stock as of December 31, 2010. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

Our common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2010 or 2009.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2010, we issued the following securities:

•

 11,430 shares of common stock to shareholders of Wow Technologies, Inc. valued at $0.06 to $0.34 per share.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2010, we did not purchase any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of our business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our proposed operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from our expectations are disclosed in this report, including those factors discussed in “Item 1A. Risk Factors.” All prior and subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward Looking Statement made by or on behalf of us.

Overview

We are a payment solutions company which currently focuses on providing proprietary transaction processing solutions for healthcare and financial applications providing prepaid debit cards, which are also known as stored value cards (SVCs).  Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products in a variety of market niches. Our proprietary platform is scalable and customizable, delivering cost benefits and revenue building opportunities to partners. We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and associations, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement.

Currently, the primary market for our cards is the pharmaceutical marketing or drug sampling market, and secondarily the surveys and rewards card market, although we are expanding into other markets for SVC's, including, pharmacy benefits cards, payment distribution and reimbursement cards and payroll cards.

We also offer a Survey Instant Rewards card program to organizations interested in gathering survey data, particularly for companies that have difficulty locating and inducing qualified consumers to provide survey data for market research.  With a Survey Instant Rewards Program, the client mails a survey recipient an unloaded debit card and invites him or her to take your online or phone based survey. When his survey is complete, the card is automatically loaded with the incentive reward, which the recipient can immediately redeem at the nearest ATM machine or point of sale location.

We have identified a variety of other markets that our debit cards can be used in, such as corporate incentive or reimbursement programs, gift cards, payroll payments, government benefit payments, and as a reloadable debit card for use by consumers without a traditional bank account.

In order to expand into new markets, we will need to invest funds in technology improvements, sales and marketing expenses, and regulatory compliance costs.  We are currently attempting to raise capital in a private placement to enable us to diversify into new market niches. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds, but our expansion will be delayed.   We also have a substantial amount of notes payable and delinquent accounts payable from prior operations, which we plan to convert into equity at some point.  If we are unable to convert our debts into equity, we may be forced to use any capital we raise to reduce our indebtedness instead of costs associated with expanding our business, which will slow our rate of expansion.

Results of Operations

Fiscal Years Ended December 31, 2010 and 2009

Revenues for the year ended December 31, 2010 were $4,347,831, an increase of $146,756 compared to the year ended December 31, 2009, when revenues were $4,201,075.  The increase in revenue is due to an increase in processing of program cards compared to the prior year primarily due to continuing market acceptance of our processing platform.  Program card load transactions for the year ended December 31, 2010 approximated 717,000 compared to approximately 674,000 for the year ended December 31, 2009. In particular, more pharmaceutical companies are beginning to recognize the substantial benefits of providing drug samples by means of debit card rather than distributing actual samples to doctors. See “Item 1. Business – Pharmaceutical Sampling Market – AllegianceRX Card.”  We expect our revenues for the short term to remain flat or trend downward.  While we continue to gain new pharmaceutical companies as clients, we have seen the average size of programs decline due to the economy.  Over the longer term, we expect our revenues to trend upward as the economy improves and as we roll out additional debit card products utilizing our processing platform.

Cost of revenues for the year ended December 31, 2010 were $3,608,116, a decrease of $52,482 compared to the year ended December 31, 2008, when cost of revenues were $3,660,598.  Although revenues increased compared to the prior year, our cost in revenues have decreased primarily due to a decrease in transaction processing fees.  Cost of revenues constituted approximately 83% and 87% of total revenues in 2010 and 2009, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Our revenues and cost of revenues from our pharmaceutical marketing cards, which is our primary line of business, fluctuate widely due to a variety of factors beyond our control.  The pharmaceutical companies often do not distribute the debit cards via their pharmaceutical sales representatives to various end points for distribution until days, weeks or months after it creates a program, often with little advance warning to us. We also experience dramatic usage swings based on collateral marketing efforts by the pharmaceutical companies, such as print, web, radio and television advertising campaigns that run in association with one of our card programs.  Constant variations in program start and stop dates, variations in program timelines which range anywhere between six and thirty six months, and variations in program characteristics such as the monetary value of the load, all contribute to provide dramatic swings in the revenue generated from the programs.  As a result, our revenues and cost of revenues do no correlate neatly to the number of cards in circulation or even the number of programs that are active at any given time.

Gross profit for the year ended December 31, 2010 was $739,715, an increase of $199,238 compared to the year ended December 31, 2009, when gross profit was $540,477.  Our overall gross profit percentage approximated 17% and 13% during the fiscal years 2010 and 2009 which is consistent with our overall expectations.

Selling, general and administrative expenses for the year ended December 31, 2010 were $548,693, a decrease of $328,783 compared to the year ended December 31, 2009, when selling, general and administrative expenses were $877,476.  The decrease in selling, general and administrative expenses was attributable to the reduction in consultants and employee compensation during 2010 as part of the Company’s overall cost cutting measures.

In the fiscal year ended December 31, 2010, we recorded an operating income of $81,907, as compared to an operating loss of ($479,495) in the fiscal year ended December 31, 2009, and improvement of $561,402.

Other income (expense) for the year ended December 31, 2010 was ($97,231), a decrease in net other income (expense) of $545,106 compared to the prior year ended December 31, 2009 when other income (expense) was $447,875.  The overall decrease in net other income (expense) in 2010 as mostly due to the fact that we recorded a gain on forgiveness of indebtedness of $527,673 in fiscal year 2009 related to debts in our subsidiary, Wow Technologies, Inc., that were discharged in the Chapter 11 bankruptcy proceedings of Wow.

Our net loss for the year ended December 31, 2010 was ($8,292), a decrease of $87,848 compared to the year ended December 31, 2009, when we recorded a net loss of ($96,140).  The overall change in net loss is attributable to the aforementioned factors.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2009 and 2010:

	Year ended December 31,
	2009	2010
Net cash provided by (used in) operating activities	$ (273,826)	$ 64,325
Net cash provided by (used in) investing activities	(26,591)	(2,988)
Net cash provided by (used in) financing activities	19,461	(22,026)
Net (decrease) increase in unrestricted cash and cash equivalents	$ (280,956)	$ 39,311

Comparison of Fiscal 2010 and 2009

In fiscal 2010 and 2009, we financed our operations primarily through internally generated funds.

Operating activities provided by (used in) $64,235 of cash in 2010, as compared to ($273,826) of cash in fiscal 2009.  Major non-cash items that affected our cash flow from operations in 2010 were non-cash charges of $109,115 for depreciation and amortization and a impairment on intangible assets of $30,802.  Our operating assets and liabilities used ($63,155) of cash, most of which resulted from an increase in accounts receivable of $1,644,887.

Major non-cash items that affected our cash flow from operations in 2009 were non-cash charges of $142,496 for depreciation and amortization, merger expense of $178,668, and a change in our minority interest of $64,519.  Our operating assets and liabilities used ($34,646) of cash, most of which resulted from a decrease in accounts payable and accrued liabilities of $33,223.

Investing activities used $2,988 of cash in 2010, as compared to $26,591 of cash in 2009, all of which related to the purchase of equipment used in our business.

Financing activities supplied (used in) ($22,026) of cash in 2010 as compared to $19,461 of cash in 2009.  Substantially all of the cash supplied in both years derived from the issuance of notes, net of sums spent to repay notes.

Liquidity and Sources of Financing

In both 2010 and 2009, our operations were focused on developing our pharmaceutical debit card, which were financed largely from notes issued in 2008.  In 2010, revenues from our pharmaceutical debit card had reached the point that we were able to operate at a breakeven level from operations.

At December 31, 2010, our current liabilities included $2,245,351 of accounts payable and accrued liabilities, many of which are past due, and $2,496,900 of loans payable that are classified as current because the loan is either evidenced by a note that has matured or is not documented by a note at all.  At December 31, 2010, our accounts payable and accrued liabilities consisted of $1,574,714 of accounts payable that were held by current vendors and were current, and $575,271 of accounts payable that are non-current.   Our accounts payable and accrued liabilities also included $275,214 of accrued interest on notes that we have outstanding.  We are currently able to pay our accounts payable relating to our current operations in the ordinary course of business from our ongoing revenues, but have not paid other accounts payable that are held by nonessential vendors.  We have managed to forestall any legal action by all of our creditors by maintaining good relations with our creditors.  However, if any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.  Our plan is to renegotiate the payment terms of our indebtedness or request that creditors convert their debt into common stock.

We believe that our available cash on hand at December 31, 2010 of $42,214 and revenues anticipated for the remainder of 2011 will be sufficient to sustain our operations for the next twelve months, provided that we are not required to pay any material amount of our delinquent accounts payable, accrued interest or our current notes payable. We will seek to obtain additional capital during the next twelve months through an equity offering. We have retained Colorado Financial Service Corporation, a licensed broker dealer, to assist us in the private offering.  We also plan to request that some of our creditors convert their debt into equity to improve our financial position.  However, there is no assurance we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.  We plan to use the proceeds to finance our entry into other markets for our debit cards, and to repay indebtedness.  Our failure to obtain new capital will delay our entry into new markets, but will not jeopardize our ability to remain in business.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2010 and 2009, and we have substantial indebtedness that is due and payable.  These factors create an uncertainty about our ability to continue as a going concern.  We have entered into a private placement letter of intent with Colorado Financial Service Corporation, a FINRA registered broker dealer, to act as our lead placement agent to raise five million dollars for the company in equity and/or debt as determined by us. We are currently trying to raise capital through a private placement offering of preferred stock. However, there can be no guarantee that the placement agent will be successful in this endeavor.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of Notes to Financial Statements. At this time, we are not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. However, as we begin actual mining operations, we may be required to make estimates and assumptions typical of other companies in the mining business.

For example, we will be required to make critical accounting estimates related to future metals prices, obligations for environmental, reclamation, and closure matters, mineral reserves, and accounting for business combinations.  The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period.  Changes in estimates used in these and other items could have a material impact on our financial statements in the future.

Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by Article 8 of Regulation S-X are attached hereto as Exhibit A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2010, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Mark Newcomer, our chief executive officer, and Arthur De Joya, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2010 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9A(T). CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
Mark R. Newcomer	45	President & CEO, Chairman, Director
Arthur De Joya	45	CFO
Christopher E. Newcomer	49	CTO
David R. Weiler	55	CMO, Director
Daniel H. Spence	47	Director
Anthony E. DePrima, Esq.	71	Director

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Mark R. Newcomer, Chairman, CEO, President, Director.  Mr. Newcomer serves as our President and Chief Executive Officer and has served in this capacity and as a director since March 2006. From February of 2001 to present, Mr. Newcomer served as chairman and CEO of 3PEA Technologies, Inc., a payment solutions company he co-founded in 2001 with Mr. Spence. Mr. Newcomer continues to be a driving force in guiding the company's growth through technology investments, acquisitions, new product lines, and strategic partnerships. Mr. Newcomer attended Cal-Poly San Luis Obispo where he majored in Bio-Science. We believe Mr. Newcomer should serve as our chairman based on the perspective and experience he brings to our board of directors as our founder and Chief Executive Officer, which adds historical knowledge, operational expertise and continuity to our board of directors.

David R. Weiler, Secretary, Chief Marketing Officer, Director.  Mr. Weiler serves as our Secretary and Chief Marketing Officer and has served as a director since March 2006. Mr. Weiler has served as a Director of 3PEA Technologies, Inc. since August of 2002. From 1979-1983, Mr. Weiler began his career as a Systems Engineer and Systems Management Specialist in IBM Corporation’s Data Processing Division. From 1983 to 1985, Mr. Weiler served as a Management Consultant in the Chicago office of Touche Ross & Co., and from 1985 to 1988, he was a Senior Marketing Associate for LaSalle Partners, Inc. In 1988 Mr. Weiler relocated to Nashville, TN, to begin a career in the Healthcare Information Industry, including positions as Vice President, Sales for Inforum, Inc. (1988-1995), Vice President, Sales for Criterion Health Strategies (1995-1997), and Vice President, Sales and Client Services for the MedStat Group (1997-2000). From 2000 to the present, Mr. Weiler has been self employed as a private investor. In 1978, Mr. Weiler received a BA from the Northwestern University College of Arts and Sciences, where he majored in Economics. In 1979, he received a Masters of Management degree from the Kellogg Graduate School of Management at Northwestern University, where he majored in Marketing, Quantitative Methods, and Managerial Economics.  We believe that Mr. Weiler should serve as a director based on his extensive experience as a systems engineer and the healthcare information industry.

Daniel H. Spence, Director.  Mr. Spence has served as a director since March 2006. Prior to founding 3PEA Technologies, Inc. with co-founder Mark Newcomer, Mr. Spence designed and developed secure middleware for Internet financial processing systems in various contract positions. From 1995-1997 Mr. Spence was Systems Manager at The Associated Press, From 1997-1999, Mr. Spence was Director of Technology Planning at The Associated Press, the world’s largest news gathering organization with over 4000 employees in 227 countries. From 1984-1994, Mr. Spence was with Coca-Cola in Australia implementing financial and line of business systems for Coca-Cola operations worldwide. He has 20 years experience deploying large-scale technology solutions for major international corporations.  We believe that Mr. Spence should serve as a director based on his experience in internet financial processing systems and as a founder of our company.

Anthony E. DePrima, JD., Director.  Mr. DePrima serves has served as a director since October 2009. Mr. DePrima is a highly experienced attorney licensed in Arizona with broad corporate management experience.  He has been an active member of the State Bar of Arizona since April 1967 to the present, and a former member of the American Bar Association.  During this time he served as a Member of the U.S. Department of Commerce District Export Council for District of Arizona, and Chairman of the International Section of the Arizona Bar, Chairman of the Legal Advisory Committee of the Arizona Mexico Commission, and Director of the Arizona Mexico Commission.  His law practice has included Corporate, Commercial, Business, International Trade and US Customs Law, as well as general trial practice with numerous court and jury trials.  Mr. DePrima is currently a member of Lerch & DePrima PLC, attorneys. He is a Director and General Counsel of Coal Brick Oven Pizzeria, Inc., a Delaware corporation (Grimaldi’s Pizzeria chain of restaurants).  For over 20 years he has been Director and Secretary of Media Concepts, Inc., an Arizona corporation which publishes Native Peoples Magazine.  Through the years he has held positions of Director, Chief Executive Officer, President, Secretary, Executive Vice President, and Chief Financial Officer of medium sized publicly traded companies.  Mr. DePrima has a BS in General Business from Arizona State University School of Business, and Juris Doctorate from the University of Arizona.  We believe that Mr. DePrima should serve as a director based on his extensive experience as an attorney and as an officer and director of other public companies.

Mark Newcomer and Christopher Newcomer are brothers.

Executive Officers Who Are Not Directors

Arthur De Joya, CPA, Chief Financial Officer.  Mr. De Joya has served as our Chief Financial Officer since October 2007. Mr. De Joya has over 18 years of experience in both public and private accounting mainly working with publicly traded companies.  Mr. De Joya’s experience in the private sector includes serving as financial advisor and chief financial officer for various publicly traded companies.  Mr. De Joya’s experience in public accounting includes being employed with KPMG LLP working with many large publicly traded companies.  Mr. De Joya is a partner and co-founder of De Joya Griffith & Company, LLC (PCAOB registered firm), a certified public accounting and consulting firm primarily working with publicly traded companies. Mr. De Joya received his B.S. in B.A. from the University of Nevada, Las Vegas and is a Certified Public Accountant licensed in the State of Nevada.  He is a member of the American Institute of Certified Public Accountants and Nevada Society of Certified Public Accountants.

Christopher E. Newcomer, Chief Technology Officer.  Mr. Newcomer serves as our Chief Technology Officer.  From 2006 to 2009, Mr. Newcomer has played a key role in software development and architecture of our processing platforms.  From 2002 to 2006, Mr. Newcomer served as founder and President of Newcomputing, a technology service provider and network design company specializing in the development and implementation of business software. Mr. Newcomer received his B.S. in Computer Science in 2000 from California State University San Bernardino.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f).

Board Of Directors

Our board currently consists of four directors.  During 2010, our board of directors had 10 meetings.  All directors attended every meeting held during the time in which they served as directors.  There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Board Committees

We do not have an audit, nominating or compensation committee.  We intend, however, to establish an audit committee and a compensation committee of our Board of Directors in the future, once we have independent directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditor, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

We do not have an audit committee financial expert on our board because we do not have any independent directors.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which is filed herewith as Exhibit 14.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended 2010, the following officers and directors failed to file their Form 3 by the due that thereof: Mark Newcomer, Chris Newcomer, Arthur De Joya, Daniel Spence, David Weiler and Anthony DePrima.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $	Stock Grant $ (1)	Total $

Mark Newcomer, President & CEO	2010 2009	$ 95,000 $ 84,000	$ - $ 12,500	$ 95,000 $ 96,500

(1)

The stock grant for Mr. Newcomer consisted of 1,250,000 shares valued at $0.01 per share, which was the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year, other than as described above.  We did not make any award to any named executive officer under any long-term incentive plan in the last fiscal year.  We did not reprice any options or stock appreciation rights during the last fiscal year.  Our executive officers did not have any unexercised options, stock that was not vested or equity incentive plan awards as of December 31, 2010.

Employment Agreements

We do not have any employment agreements with our officers.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Weiler	-	-	-	-	-	$11,600	$11,600
Daniel Spence	-	-	-	-	-	-	$ -
Anthony DePrima	-	-	-	-	-	-	$ -

We do not have any policy regarding compensation of our directors.

We accrued a total of $11,600 for consulting services rendered by Mr. Weiler in 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 21, 2011, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Mark Newcomer (2)	7,010,000	19.9%

Daniel H. Spence (2)	6,510,000	18.5%

David R. Weiler (2)	3,689,950	10.5%

Cynthia Korte 6929 E Hayden Rd, Suite C-4 PBM #487 Scottsdale, AZ 85250	2,442,000	6.9%

Anthony E. DePrima (2)	2,245,163	6.4%

Arthur De Joya (2)	1,050,000	3.0%

Christopher E. Newcomer (2)	1,000,000	2.8%

All Officers and Directors as a Group	21,305,113	61.1%

(1) Based upon 35,245,069 shares of Common Stock issued and outstanding as of March 21, 2011.

(2)  The address for the shareholder is 1700 W Horizon Ridge Pkwy, Ste 102, Henderson, NV 89012.

(3)  All reported shares are owned outright.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	--

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are indebted to Cynthia Korte in the amount of $501,000 as of December 31, 2010 and 2009 pursuant to a note that bears interest at 8.5% per annum, and which is unsecured and due on demand.  Ms. Korte is a related party by virtue of her ownership of 2,442,000 shares of common stock, or 6.9% of our outstanding shares.  The loan was made and the shares were issued in 2004.  The indebtedness is guaranteed by Mark Newcomer, who is our chairman and chief executive officer, and Daniel Spence, who is one of our directors.

During the three months ending March 31, 2010, we issued 100,000 shares of common stock in conversion of $25,029 of accounts payable due to the law firm of Lerch & DePrima, PLC.  Anthony DePrima is one of our directors and a member of Lerch & DePrima, PLC.  The indebtedness was incurred by the law firm before Mr. DePrima became a director.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2010 and 2009, we have retained Sarna & Company as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements for 2009 and 2010 was $12,000 and $12,000, respectively.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2010 and 2009 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2010 and 2009 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

List the following documents filed as a part of the report:

(1)

All financial statements:  Audited financial statements of 3Pea International, Inc. as of December 31, 2009 and 2010, and for the years ended December 31, 2009 and 2010, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

(3)

Those exhibits required by Item 601 of Regulation S-K (Section 229.601 of this chapter) and by paragraph (b) below.  Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated June 30, 2010 (1)
3.2	By-Laws (1)
4.1	Form of common stock certificate (1) (2)
4.2	Form of Warrant (1)
10.1	Share Exchange Agreement between 3Pea International, Inc. and WOW Technologies, Inc. (1)
10.2	Plan of Reorganization of Wow Technologies, Inc. (1)
10.3	Promissory Note dated October 6, 2004 by and between 3Pea Technologies, Inc. and Cynthia Korte (1)
10.4	Form of Convertible Promissory Note (1)
10.5	Agreement with Colorado Financial Services Corporation dated February 18, 2010 (1)
10.6	Card Sponsorship and Services Agreement dated July 16, 2007 by and between 3Pea International, Inc. and Monterey County Bank (3) (4)
14	Code of Business Conduct and Ethics (1)
11	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends (5)
21*	Subsidiaries of Registrant

31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)

Incorporated by reference to our Registration Statement on Form 10 filed on September 16, 2010.

(2)

Information pertaining to our common stock is contained in our Articles of Incorporation and Bylaws.

(3)

Incorporated by reference to our Registration Statement on Form 10/A filed on December 1, 2010.

(4)

Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act.

(5)

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

3PEA INTERNATIONAL, INC.
Dated: March 31, 2011	/s/ Mark Newcomer
Mark Newcomer, Chief Executive Officer

Date: March 31, 2011	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: March 31, 2011	/s/ Mark Newcomer
Mark Newcomer, Chairman and Chief Executive Officer

Dated: March 31, 2011	/s/ David R. Weiler
David R. Weiler, Director and Chief Marketing Officer

Dated: March 31, 2011	/s/ Daniel Spence
Daniel Spence, Director

Dated: March 31, 2011	/s/ Anthony DePrima
Anthony DePrima, Director

EXHIBIT A

3PEA INTERNATIONAL, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

3Pea International, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of 3Pea International, Inc. as of December 31, 2010 and December 31, 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. 'These financial statements are the responsibility of 3Pea International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit a l so includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Pea International, Inc., as of December 31, 2010 and December 31, 2009, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in The United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. Absent the successful completion of one of these alternatives, the Company's operating results will increasingly become uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sarna & Company

Sarna & Company,

Certified Public Accountants

Thousand Oaks, California

March 29, 2011

3PEA INTERNATIONAL, INC.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009

ASSETS

Current assets
Cash	$ 42,214	$ 2,903
Cash Restricted	4,409,068	3,434,673
Accounts Receivable	1,644,887	--
Total current assets	6,096,169	3,437,576

Fixed assets, net	90,196	187,334

Intangible and other assets
Deposits	3,551	3,551
Intangible assets, net	14,497	54,287

Total assets	$ 6,204,413	$ 3,682,748

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 2,425,351	$ 928,647
Customer card funding	4,409,068	3,434,673
Notes payable- related parties	538,000	546,576
Convertible note payable	10,000	10,000
Notes payable	1,948,900	1,887,600
Total current liabilities	9,331,319	6,807,496

Long-term liabilities
Notes payable, non-current portion	-	75,000
Total long Term liabilities	--	75,000

Total liabilities	9,331,319	6,882,496

Commitments and contingencies	--	--

Stockholders' deficit

Common stock; $0.001 par value; 150,000,000 shares authorized,
35,245,069 and 29,132,639 issued and outstanding	35,245	29,133
at December 31, 2010 and 2009, respectively
Additional paid-in capital	4,974,756	4,892,703
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(8,044,395)	(8,036,103)
Total 3Pea International, Inc.'s stockholders' deficit	(3,184,394)	(3,264,267)
Noncontrolling interest	57,488	64,520
Total stockholders' deficit	(3,126,906)	(3,199,747)

Total liabilities and stockholders' deficit	$ 6,204,413	$ 3,682,749

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the year ended	For the year ended
	December 31, 2010	December 31, 2009

Revenues	$ 4,347,831	$ 4,201,075

Cost of revenues	3,608,116	3,660,598

Gross profit	739,715	540,477

Operating expenses
Depreciation and amortization	109,115	142,496
Selling, general and administrative	548,693	877,476

Total operating expenses	657,808	1,019,972

Income (loss) from operations	81,907	(479,495)

Other income (expense)
Interest expense	(66,429)	(64,462)
Other expense	--	(15,336)
Loss on impairment of intangibles assets	(30,802)	--
Gain on forgiveness of debts	--	527,673
Total other income (expense)	(97,231)	447,875

Loss before provision for income taxes and noncontrolling interest	(15,324)	(31,620)

Provision for income taxes	--	--

Net loss before noncontrolling interest	(15,324)	(31,620)

Net income (loss) attributable to the noncontrolling interest	(7,032)	64,520

Net loss attributable to 3Pea International, Inc.	$ (8,292)	$ (96,140)

Net loss per common share - basic	$ (0.00)	$ (0.00)

Weighted average common shares outstanding - basic	34,694,833	29,186,591

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Stockholders' Deficit Attributable to 3Pea International, Inc.

	Common Stock		Additional	Treasury Stock	Accumulated	Non- controlling	Total Stockholder'
	Shares	Amount	Paid-in Capital	Amount	Deficit	Interest	Deficit

Balance, December 31, 2008	28,743,665	$ 28,744	$ 4,464,824	$ (150,000)	$ (7,939,963)	$ -	$(3,596,395)

Issuance of stock related to merger with	272,498	272	149,602	-	-	-	149,874
Wow Technologies $0.055 per share

Issuance of stock related to merger with	135,119	135	26,889	-	-	-	27,024
Wow Technologies $0.02 per share

Issuance of stock related to merger with	97,610	98	878	-	-	-	976
Wow Technologies $0.01 per share

Cancellation of stock issued for services	(250,000)	(250)	(4,750)	-	-	-	(5,000)
at $0.02 per share

Issuance of stock related to merger with	8,050	8	153	-	-	-	161
Wow Technologies $0.02 per share

Issuance of stock related for Wow Technologies	114,286	114	79,886	-	-	-	80,000
debt $0.02 per share

Issuance of stock related to merger with	8,912	9	437	-	-	-	446
Wow Technologies $0.05 per share

Issuance of stock related to merger with	2,499	3	184	-	-	-	187
Wow Technologies $0.075 per share

Forgiveness of shareholder loans	-	-	174,600	-	-	-	174,600

Net income (loss)	-	-	-	-	(96,140)	64,520	(31,620)

Balance, December 31, 2009	29,132,639	29,133	4,892,703	(150,000)	(8,036,103)	64,520	(3,199,747)

Issuance of stock for accrued liabilities	6,000,000	6,000	54,000	-	-	-	60,000

Issuance of stock for accounts payable	100,000	100	24,929	-	-	-	25,029

Issuance of stock related to merger with	3,572	3	211	-	-	-	214
Wow Technologies $0.06 per share

Issuance of stock for cash	1,000	1	249	-	-	-	250
$0.25 per share

Issuance of stock related to merger with	7,858	8	2,664	-	-	-	2,672
Wow Technologies $0.34 per share

Net loss	-	-	-	-	(8,292)	(7,032)	(15,324)

Balance, December 30, 2010	35,245,069	35,245	4,974,756	(150,000)	(8,044,395)	57,488	(3,126,906)

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the year ended	For the year ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net loss	$ (8,292)	$ (96,140)
Adjustments to reconcile net loss to net
cash used by operating activities:
Change in noncontrolling interest	(7,031)	64,520
Stock based expenses	--	(5,000)
Depreciation and amortization	109,115	142,496
Impairment on intangible assets	30,802
Impairment on goodwill	--	--
Merger expense - stock based	2,886	178,668
Loss on disposal of assets	--	3,950
Gain of forgiveness of debts	--	(527,673)
Changes in operating assets and liabilities:
Change in restricted cash	(974,395)	1,070,327
Change in accounts receivable	(1,644,887)	500
Change in deposits	--	1,890
Change in accounts payable and accrued liabilities	1,581,732	(33,224)
Change in customer card funding	974,395	(1,070,327)
Change in customer deposits	--	(3,813)
Net cash used by operating activities	64,325	(273,826)

Cash flows from investing activities:
Purchase of fixed assets	(2,988)	(26,591)
Net cash used by investing activities	(2,988)	(26,591)

Cash flows from financing activities:
Proceeds from borrowing on notes payable - related parties	--	8,576
Proceeds from borrowings on notes payable	--	22,200
Proceeds from issuance of common stock	250	--
Payments on notes payable-related parties	(8,576)	(5,000)
Payments on notes payable	(13,700)	(6,315)
Net cash provided by financing activities	(22,026)	19,461

Net change in cash	39,311	(280,956)
Cash, beginning of period	2,903	283,859

Cash, end of period	$ 42,214	$ 2,903

Supplemental disclosure of cash flow information:
Non cash financing transactions:
Issuance of 6,100,000 shares of common stock for
satisfaction of accounts payable and accrued
liabilities	$ 85,029	$ --
Issuance of 114,286 shares of common stock for
satisfaction of debenture	$ --	$ 80,000

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (AUDITED)

1.

Description of business, history and summary of significant policies

Description of business – 3PEA International, Inc. (the “Company” or “3PEA”) was incorporated on August 24, 1995 under the name of Antek International, Inc.  The Company had undergone several name changes which up through February 2006 had done business under the name of Tika Corporation.  On February 28, 2006 the Company or formerly Tika Corporation consummated a Stock Purchase Agreement (the “Agreement”) with 3 Pea Technologies, Inc. (“3 Pea Tech”) to acquire 100% of the outstanding capital stock of 3Pea Tech in exchange for 22,926,211 shares of the Company’s common stock (“3 Pea Transaction”).  As a result, 3Pea Tech became a wholly owned subsidiary of the Company. Prior to the 3Pea Transaction, the Company was a non-operating public company with 495,809 shares of common stock issued and outstanding.  3Pea was a privately held operating company originally engaged in the developing the first consumer-oriented ATM/Debit card w/PIN Internet payment solution. The 3Pea Transaction is considered to be a capital transaction in substance, rather than a business combination. In as much, the 3Pea Transaction is equivalent to the issuance of shares by a private company (3Pea Tech) for the assets of an operational public company, accompanied by a recapitalization. The accounting for the 3Pea Transaction is treated as a reverse acquisition, except goodwill is not recorded. Accordingly, the historical financial information of the accompanying financial statements are that of 3Pea Tech which the 22,926,211 shares issued by the Company are considered the historical outstanding shares of 3Pea Tech for accounting purposes.

In September 2007, the Company acquired control of Wow Technologies, Inc., a payment solutions company with a proprietary card processing platform, in a share exchange agreement whereby Wow Technologies, Inc. became a subsidiary of 3PEA International, Inc.

On October 19, 2006, the Company changed its name to 3PEA International, Inc.

About 3PEA International, Inc.

3PEA International, Inc. is a transaction-based solutions provider. 3PEA through its wholly owned subsidiary 3PEA Technologies, Inc., focuses on delivering reliable and secure payment solutions to help healthcare companies, pharmaceutical companies and payers businesses succeed in an increasingly complex marketplace.  By serving as a single source for payment processing and unique Healthcare solutions, 3Pea sets new standards in convenience, reliability and innovation.

Going concern – The Company incurred accumulated net losses of approximately $8,044,000  as of December 31, 2010 and does not have sufficient operating capital to sustain its operating activities for the twelve months, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.  The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of generating sufficient revenues to fund its operating activities.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Year end – The Company’s year end is December 31.

Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows.

Restricted cash – restricted cash is a cash account controlled by the Company which funds are received related to the card programs from our customers.  The Company has recorded a corresponding customer card funding liability.

Fixed assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Goodwill and intangible assets - Beginning January 1, 2002, the Company adopted Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, “Intangibles-Goodwill and Other”. According to this codification, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under FASB ASC 350, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

FASB ASC 350 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

During the year ended December 31, 2008, the Company recorded an impairment charge totaling $2,142,112 related to goodwill associated with the share exchange agreement with Wow Technologies, Inc.  As a result of this impairment charge, all goodwill associated with Wow Technologies, Inc. has been impaired.

Fair value of financial instruments – FASB ASC 825.10.50, “Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature

Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income taxes – The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s consolidated balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the consolidated statements of operations.

On January 1, 2007, the Company adopted ASC 740-10 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized.  Any fees paid up front are deferred until such time such services have been considered rendered.  As of December 31, 2010 and 2009, there are no deferred revenues recorded.

We generate the following types of revenues:

o

Administration and usage fees, charged to our prepaid card clients when our programs are created, distributed or reloaded.  Such revenues are recognized when such services are performed.

o

Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our SVCs are used in a purchase or ATM transaction.  Such revenues are recognized when such services are performed.

o

Maintenance, administration, transaction fees, charged to an SVC and not under any multiple element arrangements.  Such revenues are recognized when such services are performed.

o

Program maintenance management fees charged to our clients.  Such revenues are not under any multiple element arrangements and are recognized when such services are performed.

o

Software development and consulting services to our clients.  Such revenues are recognized in accordance with ASC 985-605.

The Company records all revenues on gross basis in accordance with ASC 605-45 since it is the primary obligor and establishes the price in the revenue arrangement.  The Company is currently under no obligation for refunding any fees or has any obligations for disputed claim settlements.

Stock-Based Compensation - Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Shares issued to employees are expensed upon issuance.

Stock based compensation for employees is account for using the Stock Based Compensation Topic of the FASB ASC.  We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred.

Research and development costs - Research and development costs are charged to expense as incurred.

New accounting pronouncements - In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105-10, “Generally Accepted Accounting Principles.”  FASB ASC 105-10 sets forth the level of authority to a given accounting pronouncement or document by category.

Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FASB ASC 105-10 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10,   “Consolidation”. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 860-10, “Transfers of and Servicing”, which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on the financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855-10 “Subsequent Events,” FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. FASB ASC 855-10 did not have a material impact on our financial statements.

2.

FIXED ASSETS

Fixed assets consist of the following:

	As of December 31, 2010	As of December 31, 2009
Equipment	$441,667	$ 436,829
Software	257,092	251,092
Furniture and fixtures	58,120	58.120
Leasehold equipment	14,780	14,780
	768,659	768,670
Less: accumulated depreciation	681,463	481,336
Fixed assets, net	$90,196	$ 187,334

3.

INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of December 31, 2010	As of December 31, 2009
Patents and trademarks	$ 33,465	$ 63,454
Website development	-0-	26,710
	33,465	90,164
Less: accumulated depreciation	18,968	35,877
Intangible assets, net	14,1497	$ 54,287

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.

NOTES PAYABLE – RELATED PARTIES

	As of December 31,2010	As of December 31, 2009
Note payable due to a shareholder of the company, bearing interest at 8.5%, renewable annually upon prepayment of one year’s interest, due on demand and unsecured.	501,000	501,000
Note payable due to a director of the company and shareholder, bearing no interest, due on demand and unsecured.	21,000	21,000
Note payable due to a director of the company and shareholder, bearing no interest, due on demand and unsecured.	16,000	16,000
Note payable due to a officer of the company, bearing no interest, due on demand and unsecured.	-0-	8,576
	$538,000	$546,576

5.   CONVERTIBLE NOTE PAYABLE

Convertible note payable as of December 31, 2009 and 2010 consists of a $10,000 convertible promissory note to one individual.  The note is past due (March 2007), accrues interest at 6% per annum, and at the investors’ option until the repayment date may be converted to shares of the company’s common stock at a price of $1.00 per share.  In addition, if the noteholder elects to convert the note into common stock, the investor will also be entitled to receive warrants to purchase 10,000 shares of common stock at an exercise price of $1.50 per share.

6.    NOTES PAYABLE

Notes payable consist of the following:

	As of December 31,2010	As of December 31, 2009
Note payable due to a shareholder of the company, bearing no interest, due on demand and unsecured.	$1,031,500	$1,031,500
Note payable due to a shareholder of the company, bearing no interest, due on demand and unsecured.	510,000	510,000
Note payable due to a shareholder of the company, bearing interest at 8%, due on demand and unsecured.	150,000	150,000
Note payable due to a shareholder of the company, bearing no interest, due on demand and unsecured.	133,000	134,500
Note payable due to a shareholder of the company, bearing interest at 8%, due February 2011 and unsecured.	50,000	50,000
Note payable due to a shareholder of the company, bearing interest at 8%, due February 2012 and unsecured.	25,000	25,000
Note payable due to a shareholder of the company.	19,400	19,400
Note payable bearing interest at 10%, unsecured, principal and interest due in monthly installments of $1,200 and due on demand.	--	12,200
Note payable due to a shareholder of the company, bearing no interest, due on demand and unsecured.	10,000	10,000
Note payable.	10,000	10,000
Note payable.	5,000	5,000
Note payable.	5,000	5,000
	1,948,900	1,962,600
Less: non-current portion	0	75,000
	$1,948,900	$1,887,600

As of December 31, 2009, pursuant to the plan of reorganization confirmed in Wow Technologies, Inc. bankruptcy case, these obligations were converted into an obligation that is payable without interest in equal monthly payments over sixty months.

7.    COMMON STOCK

At December 31, 2010, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 35,245,069 shares of common stock, and no shares of preferred stock.

2010 Transactions: During the year ended December 31, 2010, the Company issued shares of common stock in the following transactions:

•

6,000,000 shares of common stock were issued for services valued at $0.01 per share.

•

11,430 shares of common stock to shareholders of Wow Technologies, Inc. valued at $0.06 to $0.34 per share.

•

100,000 shares of common stock in conversion of $25,029 of indebtedness.

•

1,000 shares of common stock for cash at $0.25 per share.

2009 Transactions:  During the year ended December 31, 2009, the Company issued shares of common stock in the following transactions:

•

524,688 shares of common stock to shareholders of Wow Technologies, Inc. valued at $0.01 to $0.02 per share.

•

114,286 shares of common stock in conversion of $80,000 of indebtedness of Wow Technologies, Inc.

•

250,000 shares of common stock previously issued for services were cancelled, which shares were valued at $0.02 per share.

All shares issued (or cancelled) for services or in exchange for Wow common stock are valued on the market price on the date issuance.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price as of December 31, 2010.

Date of Issuance	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
March 21, 2006	12,500	1.50	5 years	12,500
February 13, 2007	12,500	1.50	4 years	12,500
February 8, 2006	30,000	1.50	5 years	30,000
February 17, 2006	30,000	1.50	5 years	30,000
February 13, 2007	49,500	1.50	4 years	49,500
	134,500			134,500

Transactions involving warrants issued in the years ended December 31, 2009 and 2010 are summarized below:

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2008	929,084	$1.50
Issued	--	--
Cancelled/Expired	(794,584)	--
Outstanding as of December 31, 2009	134,500	$1.50
Issued	--	--
Cancelled/Expired	--	--
Outstanding as of December 31, 2010	134,500	$1.50

8.    COMMITMENTS AND CONTINGENCIES

On September 14, 2007, the Company entered into a stock purchase agreement, under which it agreed to acquire Wow Technologies, Inc. (“Wow”) for up to 4,220,020 shares of common stock.  The Company agreed to issue one share of its common stock for each 14 shares of Wow common stock presented for exchange.  In addition, the Company agreed to allow $280,000 of convertible notes issued by Wow to convert into shares of the Company's common stock, such that Wow convertible noteholders would be entitled to receive the same number of shares of Company common stock that they would have received had they converted their Wow notes into Wow common stock immediately prior to the share exchange agreement.  The maximum number of shares issuable for Wow common stock and in conversion of Wow convertible notes was 4,220,020.

The Company agreed to conduct an initial closing when certificates representing at least 50.1% of ownership of Wow were presented for exchange.  The Company held the initial closing in December 2007, and has continued to issue shares of its common stock in exchange for Wow common stock as certificates are presented since that date.  The Company issued 2,479,826 shares, 326,711 shares and 524,688 shares and 11,430 shares in exchange for Wow common stock in 2007, 2008, 2009 and 2010, respectively. The Company is contingently obligated to issue an additional 492,415 shares in exchange for 6,893,816 shares of Wow common stock that were still outstanding as of December 31, 2010.

In 2009, the Company issued 114,286 shares of common stock on conversion of $80,000 of Wow notes.  In 2009, Wow filed a voluntary Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Nevada, Case No. 09-11878-BAM.  In September 2009, the Bankruptcy Court confirmed a plan of reorganization in Wow’s bankruptcy case.  Under the confirmed plan, Wow agreed to satisfy the remaining $200,000 of convertible notes by payment of 10% of the amount of the debt through equal monthly payments over a sixty months following confirmation of the plan.

As a result of the modification Wow's obligations under its Chapter 11 plan of reorganization, the remaining $200,000 of Wow convertible notes are no longer convertible into the Company's common stock.

Office lease – The Company had an operating lease for an office space month to month which the company terminated April 31, 2009 and has an operating lease for an office space that expires May 31, 2011. The monthly lease payment totals $4,025 and $3,550 per month, respectively. Lease payments plus common area maintenance fees for the year ended December 31, 2009 and 2010 totaled $48,072 and $39,538, respectively.

Pending of threatened litigation – We may become involved in litigation from time to time in the ordinary course of business. However at December 31, 2010, to the best of our knowledge, no such litigation exists or is threatened.

9.    DISCHARGE OF INDEBTEDNESS

In 2009, Wow filed a voluntary Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Nevada, Case No. 09-11878-BAM.  In September 2009, the Bankruptcy Court confirmed a plan of reorganization in Wow’s bankruptcy case.  Under the confirmed plan, Wow agreed to satisfy $774,303 of unsecured indebtedness by payment of 10% of the amount of the debt through equal monthly payments over a sixty months following confirmation of the plan, and the Company agreed to contribute sufficient funds to Wow to enable it to make those payments.  As a result of the plan, the Company discharged $702,273 of indebtedness, of which $174,600 was held by a shareholder and was recorded as paid in capital.  The balance of $527,673 was recorded as gain on forgiveness of debts on the income statement.  The amount discharged consisted of $354,600 of notes payable and $347,673 of accounts payable of Wow.