Form 10-Q
period 2011-03-31
3PEA INTERNATIONAL, INC.
filed 2011-05-13
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-54123

3PEA INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4550154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1700 W Horizon Ridge Parkway, Suite 102,

Henderson, Nevada 89012

 (Address of principal executive offices)

(702) 453-2221

 (Issuer’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,248,641 shares as of May 10, 2011.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

14

Item 4.  Controls and Procedures.

14

PART II.  OTHER INFORMATION.

15

Item 1.  Legal Proceedings.

15

Item 1A.  Risk Factors.

15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

15

Item 3.  Defaults upon Senior Securities.

15

Item  4. (Removed and Reserved)

15

Item 5.  Other Information.

15

Item 6.  Exhibits.

15

SIGNATURES

15

EXHIBIT INDEX

16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

MARCH 31, 2011 AND DECEMBER 31, 2010

(UNAUDITED)

	March 31, 2011	December 31, 2010
		(Audited)
ASSETS

Current assets
Cash	$ 83,919	$ 42,214
Cash Restricted	2,950,934	4,409,068
Accounts Receivable	62,345	1,644,887
Total current assets	3,097,198	6,096,169

Fixed assets, net	79,266	90,196

Intangible and other assets
Deposits	3,551	3,551
Intangible assets, net	46,683	14,497

Total assets	$ 3,226,698	$ 6,204,413

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 891,653	$ 2,425,351
Customer card funding	2,950,934	4,409,068
Notes payable- related parties	538,000	538,000
Convertible note payable	10,000	10,000
Notes payable	1,948,900	1,948,900
Total current liabilities	6,339,487	9,331,319

Long-term liabilities
Notes payable, non-current portion	-	-

Total long Term liabilities	--	--

Total liabilities	6,339,487	9,331,319

Commitments and contingencies	--	--

Stockholders' deficit
Common stock; $0.001 par value; 150,000,000 shares authorized,
35,248,641 and 35,245,069 issued and outstanding	35,248	35,245
at March 31, 2011 and December 31, 2010, respectively
Additional paid-in capital	4,982,512	4,974,756
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(8,037,953)	(8,044,395)
Total 3Pea International, Inc.'s stockholders' deficit	(3,170,193)	(3,184,394)
Noncontrolling interest	57,404	57,488
Total stockholders' deficit	(3,112,789)	(3,126,906)

Total liabilities and stockholders' deficit	$ 3,226,698	$ 6,204,413

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

	For the three month ended March 31,
	2011	2010

Revenues	$ 937,569	$ 448,864

Cost of revenues	750,987	314,086

Gross profit	186,582	134,778

Operating expenses
Depreciation and amortization	11,695	35,282
Selling, general and administrative	152,730	134,156

Total operating expenses	164,425	169,438

Income (loss) from operations	22,157	(34,660)

Other income (expense)
Interest expense	(15,799)	(17,578)
Other expense		--
Loss on impairment of intangibles assets		--
Gain on forgiveness of debts	--	--
Total other income (expense)	(15,799)	(17,578)

Income (loss) before provision for income taxes and noncontrolling interest	6,358	(52,238)

Provision for income taxes	--	--

Net income (loss) before noncontrolling interest	6,358	(52,238)

Net income (loss) attributable to the noncontrolling interest	(84)	(4,836)

Net income (loss) attributable to 3Pea International, Inc.	$ 6,442	$ (47,402)

Net income (loss) per common share - basic	$ 0.00	$ (0.00)

Net income (loss) per common share - fully diluted	$ 0.00	$ (0.00)

Weighted average common shares outstanding - basic	35,247,093	29,171,628

Weighted average common shares outstanding - fully diluted	35,381,593	29,171,628

See accompanying notes to financial statements.

4

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

	Stockholders' Deficit Attributable to 3Pea International, Inc.
				Treasury		Non-	Total
	Common Stock		Additional	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Paid-in Capital	Amount	Deficit	Interest	Deficit

Balance, December 30, 2010
	35,245,069	35,245	4,974,756	(150,000)	(8,044,395)	57,488	(3,126,906)

Issuance of stock related to merger with
Wow Technologies $0.22 per share	3,572	3	7,756	-	-	-	7,759

Net income (loss)	-	-	-	-	6,442	(84)	6,358

Balance, March 31, 2011
	35,248,641	35,248	4,982,512	(150,000)	(8,037,953)	57,404	(3,112,789)

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

	For the three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ 6,442	$ (47,402)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Change in noncontrolling interest	(84)	(4,836)
Depreciation and amortization	11,695	35,280
Merger expense - stock based	7,759	--
Changes in operating assets and liabilities:
Change in restricted cash	1,458,135	(16,287)
Change in accounts receivable	1,582,542	--
Change in accounts payable and accrued liabilities	(1,533,700)	47,288
Change in customer card funding	(1,458,134)	16,287
Net cash provided by operating activities	74,655	30,330

Cash flows from investing activities:
Purchase of intangible assets	(32,950)	--
Net cash used by investing activities	(32,950)	--

Cash flows from financing activities:
Proceeds from borrowings on notes payable	--	3,575
Payments on notes payable	--	(2,815)
Net cash provided by financing activities	--	760

Net change in cash	41,705	31,090
Cash, beginning of period	42,214	2,903

Cash, end of period	$ 83,919	$ 33,993

Supplemental disclosure of cash flow information:
Non cash financing transactions:
Issuance of 6,100,000 shares of common stock for
satisfaction of accounts payable and accrued
liabilities	$ --	$ 85,029

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

1.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2010. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumption are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three months period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Going concern – The Company incurred accumulated net losses of approximately $8,038,000 as of  March  31, 2011 and does not have sufficient operating capital to sustain its operating activities for the twelve months, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.  The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of generating sufficient revenues to fund its operating activities.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

We generate the following types of revenues:

•

Administration and usage fees, charged to our prepaid card clients when our programs are created, distributed or reloaded.  Such revenues are recognized when such services are performed.

•

Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our SVCs are used in a purchase or ATM transaction.  Such revenues are recognized when such services are performed.

•

Maintenance, administration, transaction fees, charged to an SVC and not under any multiple element arrangements.  Such revenues are recognized when such services are performed.

•

Program maintenance management fees charged to our clients.  Such revenues are not under any multiple element arrangements and are recognized when such services are performed.

•

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

New accounting pronouncements - In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the three months ended March 31, 2011.

2.

INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of March 31, 2011	As of December 31, 2010
Patents and trademarks	$ 33,465	$ 33,465
Platform development	32,950	-0-
	66,415	33,465
Less: accumulated depreciation	19,732	18,968
Intangible assets, net	46,683	$ 14,497

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

3.    COMMON STOCK

At March 31, 2011, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 35,248,641 shares of common stock, and no shares of preferred stock.

During the quarter ended March 31, 2011, the Company issued 3,572 shares of common stock to a shareholder of Wow Technologies, Inc. valued at $0.22 per share.  The shares were valued at the market price of our common stock on the date of issuance.

During the quarter ended March 31, 2011, all outstanding warrants previously issued by the Company expired without being exercised.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

Results of Operations

Three Months ended March 31, 2011 and 2010

Revenues for the three months ended March 31, 2011 were $937,569, an increase of $488,705 compared to the same period in the prior year, when revenues were $448,864.  The increase in revenue is due to an increase in processing of program cards compared to the prior year primarily due to continuing market acceptance of our processing platform.  Program card load transactions for the three months ended March 31, 2011 approximated 164,000 compared to approximately 140,000 for the same period in the prior year. In particular, more pharmaceutical companies are beginning to recognize the substantial benefits of providing drug samples by means of debit card rather than distributing actual samples to doctors. See “Item 1. Business – Pharmaceutical Sampling Market – AllegianceRX Card.”  We expect our revenues for the short term to remain flat or trend downward.  While we continue to gain new pharmaceutical companies as clients, we have seen the average size of programs decline due to the economy.  Over the longer term, we expect our revenues to trend upward as the economy improves and as we roll out additional debit card products utilizing our processing platform.

Cost of revenues for the three months ended March 31, 2011 were $750,987, an increase of $436,901 compared to the same period in the prior year, when cost of revenues were $314,086. Cost of revenues constituted approximately 80% and 70% of total revenues in 2011 and 2010, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

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

Gross profit for the three months ended March 31, 2011 was $186,582, an increase of $51,804 compared to the same period in the prior year, when gross profit was $134,778.  Our overall gross profit percentage approximated 20% and 30% during the fiscal years 2011 and 2010 which is consistent with our overall expectations.

Selling, general and administrative expenses for the three months ended March 31, 2011 were $152,730, an increase of $20,574 compared to the same period in the prior year, when selling, general and administrative expenses were $134,156.  The increase in selling, general and administrative expenses was attributable to business development expenses during 2011 primarily related to travel and related expenses.

In the three months ended March 31, 2011, we recorded an operating income of $22,157, as compared to an operating loss of ($34,660) in the same period in the prior year, an improvement of $56,817.

Other income (expense) for the three months ended March 31, 2011 was ($15,799), a decrease in net other income (expense) of $1,779 compared to the same period in the prior year when other income (expense) was $17,578.  The overall decrease in net other income (expense) in 2011 is mostly due to a reduction in debts related to our subsidiary, Wow Technologies, Inc.

Our net income for the three months ended March 31, 2011 was $6,442, an increase of $53,844 compared to the same period in the prior year, when we recorded a net loss of ($47,402).  The overall change in net loss is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2011 and 2011:

	Three months ended March 31,
	2011	2010
Net cash provided by (used) in operating activities	$ 74,665	$ 30,330
Net cash provided by (used) in investing activities	(32,950)	--
Net cash provided by (used) in financing activities	--	760
Net (decrease) increase in unrestricted cash and cash equivalents	41,705	31,090

Comparison of Three months Ended March 31, 2011 and 2010

During the three months ended March 31, 2011 and 2010, we financed our operations primarily through internally generated funds.

Operating activities provided $74,665 of cash in 2011, as compared to $30,330 of cash in the same period in the prior year. Major non-cash items that affected our cash flow from operations in 2011 were non-cash charges of $11,695 for depreciation and amortization. Our operating assets and liabilities provided $48,843 of cash, most of which resulted from an increase in collections of our accounts receivable of $1,582,542, offset by a reduction in our accounts payable and accrued liabilities of $1,533,700.

Major non-cash items that affected our cash flow from operations in 2010 were non-cash charges of $35,280 for depreciation and amortization.  Our operating assets and liabilities provided $47,288 of cash, all of which resulted from an increase in accounts payable and accrued liabilities of $47,288.

Investing activities used $32,950 of cash in 2011, as compared to $-0- of cash in 2010, all of which related to the enhancement of the processing platform used in our business.

Financing activities provided $-0- of cash in 2011 as compared to $760 of cash in 2010. Substantially all of the cash supplied in the prior year derived from the issuance of notes, net of sums spent to repay notes.

Sources of Financing

In both 2011 and 2010, our operations were focused on developing our pharmaceutical debit card, which were financed largely from notes issued in 2008.  In 2009, revenues from our pharmaceutical debit card reached the point that we were able to operate at a breakeven level from operations.

At March 31, 2011, our current liabilities included $891,653 of accounts payable and accrued liabilities, many of which are past due, and $2,496,900 of loans payable that are classified as current because the loan is either evidenced by a note that has matured or is not documented by a note at all.  We are currently able to pay our accounts payable that are essential to our continued operation in the ordinary course of business from our ongoing revenues, but have not paid other accounts payable that are held by nonessential vendors.  We have managed to forestall any legal action by all of our creditors by maintaining good relations with our creditors.  However, if any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.  Our plan is to renegotiate the payment terms of our indebtedness or request that creditors convert their debt into common stock.

We believe that our available cash on hand at March 31, 2011 of $83,919 and revenues anticipated for the remainder of 2011 will be sufficient to sustain our operations for the next twelve months, provided that we are not required to pay any material amount of our delinquent accounts payable, accrued interest or our current notes payable. We will seek to obtain additional capital during the next twelve months through an equity offering. We also plan to request that some of our creditors convert their debt into equity to improve our financial position.  However, there is no assurance we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.  We plan to use the proceeds to finance our entry into other markets for our debit cards, and to repay indebtedness.  Our failure to obtain new capital will delay our entry into new markets, but will not jeopardize our ability to remain in business.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have substantial indebtedness that is due and payable.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private placement offering of preferred stock. However, there can be no guarantee that the placement agent will be successful in this endeavor.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Financial Statements. At this time, we are not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2011, we issued 3,572 shares of our common stock to a shareholder of Wow Technologies, Inc. valued at $7,759, which was their market value on the date of issuance.  The shares were issued in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4. (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3PEA INTERNATIONAL, INC.
Date: May 12, 2011	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: May 12, 2011	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)

15

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated June 30, 2010 (1)
3.2	By-Laws (1)
4.1	Form of common stock certificate (2)
4.2	Form of Warrant (1)
10.1	Share Exchange Agreement between 3Pea International, Inc. and WOW Technologies, Inc. (1)
10.2	Plan of Reorganization of Wow Technologies, Inc. (1)
10.3	Promissory Note dated October 6, 2004 by and between 3Pea Technologies, Inc. and Cynthia Korte (1)
10.4	Form of Convertible Promissory Note (1)
10.5	Agreement with Colorado Financial Services Corporation dated February 18, 2010 (1)
10.6	Card Sponsorship and Services Agreement dated July 16, 2007 by and between 3Pea International, Inc. and Monterey County Bank (3)(4)
11	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends (5)
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

(1)  Incorporated by reference to the Form 10 Registration Statement filed September 16, 2010.

(2)  Information pertaining to our common stock is contained in our Articles of Incorporation and Bylaws.

(3)  Incorporated by reference to the Form 10 Registration Statement filed May 5, 2011.

(4)  Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act.

(5)  Included within financial statements.