Form 10-K/A
period 2010-12-31
3PEA INTERNATIONAL, INC.
filed 2011-06-07
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-54123

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ]  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [ ]  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]No ☒

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

EXPLANATORY NOTE

4

PART I

4

ITEM 1A. RISK FACTORS.

4

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

17

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

19

PART IV

24

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

24

SIGNATURES

26

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K for the period ending December 31, 2011 is being filed to amend certain information in Items IA, 5, 7 and 15, in response to comments by the SEC to our original filing.

PART I

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

We receive important services from third-party vendors, and replacing them could entail unexpected integration costs.

We have vendors that provide certain services to our business, including fraud management and other customer verification services, transaction processing and settlement, pharmacy claims adjudication, card production and customer service. All of our vendors could be replaced with competitors if our vender terminated our contract or went out of business.  However, in some cases replacing a vendor would entail one-time integration costs to connect our systems to the successor’s systems, and could result in less advantageous contract terms for the same service, which could adversely affect our profitability.

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

Our results of operations are materially affected by conditions in the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months at unprecedented levels. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and consumer spending. These factors in declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and national recession. These events and the continuing market upheavals may have an adverse effect on us because we are dependent upon customer and consumer behavior. Our revenues are likely to decline in such circumstances. In addition, in the event of extreme and prolonged market events, such as the global credit crisis, we could incur significant losses.

Factors such as consumer spending, business investment, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our SVC products and services could be adversely affected. Adverse changes in the economy could affect our results negatively and could have a material adverse effect on our business and financial condition. The current mortgage crisis and economic slowdown has also raised the possibility of future legislative and regulatory actions that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition

The soundness of other institutions and companies could adversely affect us.

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

Securities Issued in Unregistered Transactions

During the years ended December 31, 2009 and 2010, we issued the following securities:

•

In September 2007, we entered into a share exchange agreement with WOW Technologies, Inc.  As a result of that share exchange agreement, we agreed to issue one share of our common stock for each 14 shares of WOW common stock presented for exchange.  In addition, we agreed to allow $280,000 of convertible notes issued by Wow to convert into shares of our common stock, such that Wow convertible noteholders would be entitled to receive the same number of shares of our common stock that they would have received had they converted their Wow notes into Wow common stock immediately prior to the share exchange agreement.  The maximum number of shares issuable for Wow common stock and in conversion of Wow convertible notes was 4,220,020.  The terms and conditions of the share exchange were determined to be fair by an order entered in the case styled 3Pea International, Inc. v. Wow! Technologies, Inc., Case No. A564118, Dept. XI, in the District Court for Clark County, Nevada.  Accordingly, we believe that the issuance of our shares of common stock to WOW shareholders or note holders is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933.  All shares are issued with a restrictive legend.  During the fiscal years ending December 31, 2009 and 2010, we issued 524,688 and 11,430 shares, respectively, of restricted common shares pursuant to the share exchange agreement.  During the fiscal year ending December 31, 2009, we issued 114,286 shares of common stock in conversion of $80,000 of Wow indebtedness.

•

During the fiscal year ending December 31, 2010, we issued a total of 6,000,000 restricted common shares that were previously approved during the first quarter of 2009 to officers, directors and employees for services rendered.  All shares issued for consulting services were valued at the market price on the date of approval by our board of directors.  The issuance of the shares was exempt under Rule 701 of the Securities Act of 1933.   The issuances did not involve a public offering of securities, as the shares were not offered or sold by means of any form of general solicitation or general advertising, and were issued with a restrictive legend.   In our judgment, the recipients had knowledge of our assets, liabilities and business plan, and such information about us as was necessary to make an informed investment decision by virtue of their positions with us.  Of the recipients of the shares, we believe that Anthony DePrima and David Weiler were accredited, and that the other recipients were unaccredited.

•

During the fiscal year ending December 31, 2010, we issued 100,000 shares of common stock in conversion of $25,029 of indebtedness for legal services.  The indebtedness was to a law firm of which one of our directors is a member.  The issuance of our shares of common stock in satisfaction of the indebtedness was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The issuance did not involve a public offering of securities, as the shares were not offered or sold by means of any form of general solicitation or general advertising, and were issued with a restrictive legend.  In our judgment, the recipient had knowledge of our assets, liabilities and business plan, and such information about us as was necessary to make an informed investment decision by virtue of their position with us.  We believe that the recipient was an accredited investor because all of its equity owners were accredited investors.

•

During the three months ending September 30, 2010, we issued 1,000 shares of common stock to a vendor for cash equal to $0.25 per share.  The issuance of our shares of common stock in satisfaction of the indebtedness was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The issuance did not involve a public offering of securities, as the shares were not offered or sold by means of any form of general solicitation or general advertising, and were issued with a restrictive legend.   In our judgment, the recipient had knowledge of our assets, liabilities and business plan, and such information about us as was necessary to make an informed investment decision by virtue of their position with us.  We believe that the recipient was an accredited investor.

Issuer Purchases of Equity Securities

During the fiscal year ending December 31, 2009, we cancelled 250,000 shares of common stock previously issued in 2008 to an officer for services rendered.

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

OfBalance Sheet Arrangements

We do not have any ofbalance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated June 30, 2010 (1)
3.2	By-Laws (1)
4.1	Form of common stock certificate (1) (2)

4.2	Form of Warrant (1)
10.1	Share Exchange Agreement between 3Pea International, Inc. and WOW Technologies, Inc. (1)
10.2	Plan of Reorganization of Wow Technologies, Inc. (1)
10.3	Promissory Note dated October 6, 2004 by and between 3Pea Technologies, Inc. and Cynthia Korte (1)
10.4	Form of Convertible Promissory Note (1)
10.5	Agreement with Colorado Financial Services Corporation dated February 18, 2010 (1)
10.6	Card Sponsorship and Services Agreement dated July 16, 2007 by and between 3Pea International, Inc. and Monterey County Bank (3) (4)
14	Code of Business Conduct and Ethics (1)
11	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends (5)
21	Subsidiaries of Registrant (6)
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)

Included within financial statements.

(6)

Incorporated by reference to our Report on Form 10-K filed April 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

3PEA INTERNATIONAL, INC.
Dated: June 7, 2011	/s/ Mark Newcomer
Mark Newcomer, Chief Executive Officer

Date: June 7, 2011	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: June 7, 2011	/s/ Mark Newcomer
Mark Newcomer, Chairman and Chief Executive Officer

Dated: June 7, 2011	/s/ David R. Weiler
David R. Weiler, Director and Secretary

Dated: June 7, 2011	/s/ Daniel Spence
Daniel Spence, Director and Chief Information Officer

Dated: June 7, 2011	/s/ Anthony DePrima

Anthony DePrima, Director