Form 10-Q
period 2011-06-30
3PEA INTERNATIONAL, INC.
filed 2011-08-15
CIK 1496443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,248,641 shares as of August 8, 2011.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

3PEA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2011 AND DECEMBER 31, 2010
(UNAUDITED)

	June 30, 2011	December 31, 2010
		(Audited)
ASSETS

Current assets
Cash	$96,698	$42,214
Cash Restricted	3,273,774	4,409,068
Accounts Receivable	45,504	1,644,887
Total current assets	3,415,976	6,096,169

Fixed assets, net	104,341	90,196

Intangible and other assets
Deposits	3,551	3,551
Intangible assets, net	96,634	14,497

Total assets	$3,620,502	$6,204,413

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$906,458	$2,425,351
Customer card funding	3,273,774	4,409,068
Notes payable- related parties	538,000	538,000
Convertible note payable	10,000	10,000
Notes payable	1,945,400	1,948,900
Total current liabilities	6,673,632	9,331,319

Long-term liabilities
Notes payable, non-current portion	-	-
Total long Term liabilities	-	-

Total liabilities	6,673,632	9,331,319

Commitments and contingencies	-	-

Stockholders' deficit
Common stock; $0.001 par value; 150,000,000 shares authorized, 35,248,641 and 35,245,069 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	35,248	35,245
Additional paid-in capital	4,982,512	4,974,756
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(7,978,279)	(8,044,395)
Total 3Pea International, Inc.'s stockholders' deficit	(3,110,519)	(3,184,394)
Noncontrolling interest	57,389	57,488
Total stockholders' deficit	(3,053,130)	(3,126,906)

Total liabilities and stockholders' deficit	$3,620,502	$6,204,413

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	For the three month ended June 30,
	2011	2010

Revenues	$665,033	$1,034,951

Cost of revenues	432,174	860,261

Gross profit	232,859	174,690

Operating expenses
Depreciation and amortization	12,856	35,305
Selling, general and administrative	144,490	124,485

Total operating expenses	157,346	159,790

Income (loss) from operations	75,513	14,900

Other income (expense)
Interest expense	(15,857)	(16,552)
Total other income (expense)	(15,857)	(16,552)

Income (loss) before provision for income taxes and noncontrolling interest	59,656	(1,652)

Provision for income taxes	-	-

Net income (loss) before noncontrolling interest	59,656	(1,652)

Net income (loss) attributable to the noncontrolling interest	(14)	1,954

Net income (loss) attributable to 3Pea International, Inc.	$59,642	$302

Net income (loss) per common share - basic	$0.00	$0.00

Weighted average common shares outstanding - basic	35,248,641	29,293,496

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	For the six months ended June 30,
	2011	2010

Revenues	$1,602,601	$1,483,816

Cost of revenues	1,183,160	1,174,348

Gross profit	419,441	309,468

Operating expenses
Depreciation and amortization	23,523	70,589
Selling, general and administrative	298,262	258,642

Total operating expenses	321,785	329,231

Income (loss) from operations	97,656	(19,763)

Other income (expense)
Interest expense	(31,540)	(34,130)
Total other income (expense)	(31,540)	(34,130)

Income (loss) before provision for income taxes and noncontrolling interest	66,116	(53,893)

Provision for income taxes	-	-

Net income (loss) before noncontrolling interest	66,116	(53,893)

Net income (loss) attributable to the noncontrolling interest	(99)	6,791

Net income (loss) attributable to 3Pea International, Inc.	$66,017	$(47,102)

Net income (loss) per common share - basic	$0.00	$(0.00)

Weighted average common shares outstanding - basic	35,247,887	29,248,761

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

	Stockholders' Deficit Attributable to 3Pea International, Inc.
	Common Stock		Additional	Treasury Stock	Accumulated	Non- controlling	Total Stockholders'
	Shares	Amount	Paid-in Capital	Amount	Deficit	Interest	Deficit

Balance, December 30, 2010	35,245,069	$35,245	$4,974,756	$(150,000)	$(8,044,395)	$57,488	$(3,126,906)

Issuance of stock related to merger with Wow Technologies $0.22 per share	3,572	3	7,756	-	-	-	7,759
Net income (loss)	-	-	-	-	66,116	(99)	66,017

Balance, June 30, 2011	35,248,641	$35,248	$4,982,512	$(150,000)	$(7,978,279)	$57,389	$(3,053,130)

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	For the six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$66,017	$(47,102)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in noncontrolling interest	99	(6,791)
Depreciation and amortization	23,523	70,589
Merger expense - stock based	7,759
Changes in operating assets and liabilities:
Change in restricted cash	1,135,294	455,386
Change in accounts receivable	1,599,383	(40,631)
Change in accounts payable and accrued liabilities	(1,518,992)	225,855
Change in customer card funding	(1,135,294)	(455,386)
Net cash provided by operating activities	177,789	201,920

Cash flows from investing activities:
Purchase of fixed assets	(36,130)
Capitalization of cost associated with intangible assets	(83,675)	-
Net cash used by investing activities	(119,805)	-

Cash flows from financing activities:
Proceeds from borrowings on notes payable	-	3,575
Proceeds from stock sales		250
Payments on notes payable	(3,500)	(6,589)
Net cash provided by financing activities	(3,500)	(2,764)

Net change in cash	54,484	199,156
Cash, beginning of period	42,214	2,903

Cash, end of period	$96,698	$202,059

Supplemental disclosure of cash flow information:
Non cash financing transactions:
Issuance of 6,100,000 shares of common stock for satisfaction of accounts payable and accrued liabilities	$-	$85,029

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

Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Going concern – The Company incurred accumulated net losses of approximately $7,978,279 as of June 30, 2011 and does not have sufficient operating capital to pay all of our indebtedness which is currently due and payable, which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is seeking additional capital through the issuance of debt or equity financing, and is working to convert some of its indebtedness into common stock, but there can be no assurance the Company will be successful in accomplishing its objectives.  The ability of the Company to continue as a going concern is dependent on the Company receiving additional sources of capital, continued profitable operations, and its success in persuading its creditors not to take legal action and/or convert their debts into common stock.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized.  Any fees paid up front are deferred until such time such services have been considered rendered.  As of June 30, 2011 and December 31, 2010, there are no deferred revenues recorded.

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

New accounting pronouncements - In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the six months ended June 30, 2011.

2.   FIXED ASSETS

Fixed assets consist of the following:

	As of June 30, 2011	As of December 31, 2010
Equipment	$477,796	$441,667
Software	257,092	257,092
Furniture and fixtures	58,120	58,120
Leasehold equipment	14,780	14,780
	768,659	768,659
Less: accumulated depreciation	703,448	681,463
Fixed assets, net	$104,341	$90,196

3.   INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of June 30, 2011	As of December 31, 2010
Patents and trademarks	$33,465	$33,465
Platform development	83,674	-0-
	117,139	33,465
Less: accumulated depreciation	20,505	18,968
Intangible assets, net	96,634	$14,497

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.   COMMON STOCK

At June 30, 2011, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 35,248,641 shares of common stock, and no shares of preferred stock.

During the six months ended June 30, 2011, the Company issued shares of common stock in the following transaction:

•	3,572 shares of common stock to shareholder of Wow Technologies, Inc. valued at $0.22 per share.

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

In order to expand into new markets, we will need to invest funds in technology improvements, sales and marketing expenses, and regulatory compliance costs.  We are currently attempting to raise capital through a private placement to enable us to diversify into new market niches. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds, but our expansion will be delayed.   We also have a substantial amount of notes payable and delinquent accounts payable from prior operations, which we plan to convert into equity at some point.  If we are unable to convert our debts into equity, we may be forced to use any capital we raise to reduce our indebtedness instead of costs associated with expanding our business, which will slow our rate of expansion.

Results of Operations

Three Months ended June 30, 2011 and 2010

Revenues for the three months ended June 30, 2011 were $665,033, a decrease of $369,918 compared to the same period in the prior year, when revenues were $1,034,951. The decrease in revenue is due to a decrease in processing of program cards compared to the prior year primarily due to the cyclical timing of the implementation and utilization of our pharmaceutical marketing cards as discussed further below.  Program card load transactions for the three months ended June 30, 2011 approximated 217,206 compared to approximately 131,245 for the same period in the prior year. However, not all of our program cards were fully utilized during the current period. In particular, more pharmaceutical companies are beginning to recognize the substantial benefits of providing drug samples by means of debit card rather than distributing actual samples to doctors. We expect our revenues for the short term to remain flat or trend downward.  While we continue to gain new pharmaceutical companies as clients, we have seen the average size of programs decline due to the economy.  Over the longer term, we expect our revenues to trend upward as the economy improves and as we roll out additional debit card products utilizing our processing platform.

Cost of revenues for the three months ended June 30, 2011 were $432,174, a decrease of $428,087 compared to the same period in the prior year, when cost of revenues were $860,261. Cost of revenues constituted approximately 65% and 83% of total revenues in 2011 and 2010, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

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

Gross profit for the three months ended June 30, 2011 was $232,859, an increase of $58,169 compared to the same period in the prior year, when gross profit was $174,690.  Our overall gross profit percentage approximated 35% and 16% during the fiscal years 2011 and 2010 which is consistent with our overall expectations.

Selling, general and administrative expenses for the three months ended June 30, 2011 were $144,490, an increase of $20,005 compared to the same period in the prior year, when selling, general and administrative expenses were $124,485.  The increase in selling, general and administrative expenses was attributable to business development expenses during 2011 primarily related to travel and related expenses.

In the three months ended June 30, 2011, we recorded operating income of $75,513, as compared to operating income of $14,900 in the same period in the prior year, an improvement of $60,613.

Other income (expense) for the three months ended June 30, 2011 was ($15,857), a decrease in net other income (expense) of $695 compared to the same period in the prior year when other income (expense) was ($16,552).  The overall decrease in net other income (expense) in 2011 is consistent with our overall debt.

Our net income for the three months ended June 30, 2011 was $59,642, an increase of $59,340 compared to the same period in the prior year, when we recorded a net income of $302.  The overall change in net loss is attributable to the aforementioned factors.

Six Months ended June 30, 2011 and 2010

Revenues for the six months ended June 30, 2011 were $1,602,601, an increase of $118,785 compared to the same period in the prior year, when revenues were $1,483,816.  The increase in revenue is due to an increase in processing of program cards compared to the prior year primarily due to continuing market acceptance of our processing platform.  Program card load transactions for the six months ended June 30, 2011 approximated 381,182 compared to approximately 271,059 for the same period in the prior year. In particular, more pharmaceutical companies are beginning to recognize the substantial benefits of providing drug samples by means of debit card rather than distributing actual samples to doctors. We expect our revenues for the short term to remain flat or trend downward.  While we continue to gain new pharmaceutical companies as clients, we have seen the average size of programs decline due to the economy.  Over the longer term, we expect our revenues to trend upward as the economy improves and as we roll out additional debit card products utilizing our processing platform.

Cost of revenues for the six months ended June 30, 2011 were $1,183,160, an increase of $8,812 compared to the same period in the prior year, when cost of revenues were $1,174,348. Cost of revenues constituted approximately 74% and 79% of total revenues in 2011 and 2010, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

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

Gross profit for the six months ended June 30, 2011 was $419,441, an increase of $109,973 compared to the same period in the prior year, when gross profit was $309,468.  Our overall gross profit percentage approximated 26% and 21% during the fiscal years 2011 and 2010 which is consistent with our overall expectations.

Selling, general and administrative expenses for the six months ended June 30, 2011 were $298,262, an increase of $39,620 compared to the same period in the prior year, when selling, general and administrative expenses were $258,642. The increase in selling, general and administrative expenses was attributable to business development expenses during 2011 primarily related to travel and related expenses.

In the six months ended June 30, 2011, we recorded operating income of $97,656, as compared to an operating loss of ($19,763) in the same period in the prior year, an improvement of $117,419.

Other income (expense) for the six months ended June 30, 2011 was ($31,540), a decrease in net other income (expense) of $2,590 compared to the same period in the prior year when other income (expense) was ($34,130).  The overall decrease in net other income (expense) in 2011 is consistent with our overall debt.

Our net income for the six months ended June 30, 2011 was $66,017, an increase of $113,119 compared to the same period in the prior year, when we recorded a net loss of ($47,102).  The overall change in net loss is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the three months ended June 30, 2011 and 2011:

	Six months ended June 30,
	2011	2010
Net cash provided by (used) in operating activities	$177,789	$201,920
Net cash provided by (used) in investing activities	(119,805)	--
Net cash provided by (used) in financing activities	(3,500)	(2,764)
Net (decrease) increase in unrestricted cash and cash equivalents	96,698	202,059

Comparison of Six months Ended June 30, 2011 and 2010

During the three months ended June 30, 2011 and 2010, we financed our operations primarily through internally generated funds.

Operating activities provided $177,789 of cash in 2011, as compared to $201,920 of cash in the same period in the prior year. Major non-cash items that affected our cash flow from operations in 2011 were non-cash charges of $23,523 for depreciation and amortization. Our operating assets and liabilities provided $54,484 of cash, most of which resulted from an increase in collections of our accounts receivable of $1,599,383, offset by a reduction in our accounts payable and accrued liabilities of $1,518,992. Major non-cash items that affected our cash flow from operations in 2010 were non-cash charges of $70,589 for depreciation and amortization.  Our operating assets and liabilities provided $225,855 of cash, all of which resulted from an increase in accounts payable and accrued liabilities of $225,855.

Investing activities used $119,805 of cash in 2011, as compared to $-0- of cash in 2010, all of which related to the enhancement of the processing platform used in our business.

Financing activities used $3,500 of cash in 2011 as compared to $2,764 of cash in 2010. In both years, our use of cash from financing activities consisted of the repayment of certain loans.

Sources of Financing

In both 2011 and 2010, our operations were focused on developing our pharmaceutical debit card, which were financed largely from notes issued in 2008.  In 2009, revenues from our pharmaceutical debit card reached the point that we were able to operate at a breakeven level from operations.

At June 30, 2011, our current liabilities included $906,458 of accounts payable and accrued liabilities, many of which are past due, and $2,493,400 of loans payable that are classified as current because the loan is either evidenced by a note that has matured or is not documented by a note at all.  We are currently able to pay our accounts payable that are essential to our continued operation in the ordinary course of business from our ongoing revenues, but have not paid other accounts payable that are held by nonessential vendors.  We have managed to forestall any legal action by all of our creditors by maintaining good relations with our creditors.  However, if any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.  Our plan is to renegotiate the payment terms of our indebtedness or request that creditors convert their debt into common stock.

We believe that our available cash on hand at June 30, 2011 of $96,698 and revenues anticipated for the remainder of 2011 will be sufficient to sustain our operations for the next twelve months, provided that we are not required to pay any material amount of our delinquent accounts payable, accrued interest or our current notes payable. We plan to request that some of our creditors convert their debt into equity to improve our financial position.  We are also seeking to raise additional capital during the next twelve months through an equity offering to high net worth and institutional investors. However, at this time we do not have an agreement with a broker-dealer to raise money for us and we do not have commitments from any investors.  There is no assurance we will be able to obtain additional capital, or obtain the capital on acceptable terms and conditions.  We plan to use the proceeds to finance our entry into other markets for our debit cards, and to repay indebtedness.  Our failure to obtain new capital will delay our entry into new markets, but will not jeopardize our ability to remain in business.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have substantial indebtedness that is due and payable. These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to convince some of our creditors to convert their debts into equity, and we are also trying to raise capital from high net worth and institutional investors.  However, there can be no guarantee that we will be successful in either endeavor.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Any estimates we make will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3PEA INTERNATIONAL, INC.

Date: August 15, 2011	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: August 15, 2011	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)