Form 10-Q
period 2011-09-30
3PEA INTERNATIONAL, INC.
filed 2011-11-14
CIK 1496443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,250,391 shares as of October 31, 2011.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

3PEA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$47,262	$42,214
Cash Restricted	4,366,648	4,409,068
Accounts Receivable	60,660	1,644,887
Total current assets	4,474,570	6,096,169

Fixed assets, net	94,519	90,196

Intangible and other assets
Deposits	3,551	3,551
Intangible assets, net	135,058	14,497

Total assets	$4,707,698	$6,204,413

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$871,280	$2,425,351
Customer card funding	4,366,648	4,409,068
Notes payable- related parties	538,000	538,000
Convertible note payable	10,000	10,000
Notes payable	1,943,900	1,948,900
Total current liabilities	7,729,828	9,331,319

Long-term liabilities
Notes payable, non-current portion	--	--
Total long Term liabilities	--	--

Total liabilities	7,729,828	9,331,319

Commitments and contingencies	--	--

Stockholders' deficit

Common stock; $0.001 par value; 150,000,000 shares authorized, 35,250,391 and 35,245,069 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	35,250	35,245
Additional paid-in capital	4,975,686	4,974,756
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(7,940,452)	(8,044,395)
Total 3Pea International, Inc.'s stockholders' deficit	(3,079,516)	(3,184,394)
Noncontrolling interest	57,386	57,488
Total stockholders' deficit	(3,022,130)	(3,126,906)

Total liabilities and stockholders' deficit	$4,707,698	$6,204,413

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	For the three month ended Sept 30,
	2011	2010

Revenues	$278,009	$1,051,612

Cost of revenues	90,050	873,187

Gross profit	187,959	178,425

Operating expenses
Depreciation and amortization	10,603	17,837
Selling, general and administrative	129,606	132,621

Total operating expenses	140,209	150,458

Income (loss) from operations	47,750	27,967

Other income (expense)
Interest expense	(15,986)	(16,555)
Total other income (expense)	(15,986)	(16,555)

Income (loss) before provision for income taxes and noncontrolling interest	31,764	11,412

Provision for income taxes	--	--

Net income (loss) before noncontrolling interest	31,764	11,412

Net income (loss) attributable to the noncontrolling interest	3	42

Net income (loss) attributable to 3Pea International, Inc.	$31,767	$11,454

Net income (loss) per common share - basic	$0.00	$0.00

Weighted average common shares outstanding - basic	35,249,122	35,233,639

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	For the nine months ended Sept 30,
	2011	2010

Revenues	$1,880,610	$2,535,427

Cost of revenues	1,273,211	2,047,533

Gross profit	607,399	487,894

Operating expenses
Depreciation and amortization	34,126	88,413
Selling, general and administrative	421,790	391,275

Total operating expenses	455,916	479,688

Income (loss) from operations	151,483	8,206

Other income (expense)
Interest expense	(47,642)	(50,685)
Total other income (expense)	(47,642)	(50,685)

Income (loss) before provision for income taxes and noncontrolling interest	103,841	(42,479)

Provision for income taxes	--	--

Net income (loss) before noncontrolling interest	103,841	(42,479)

Net income (loss) attributable to the noncontrolling interest	102	6,833

Net income (loss) attributable to 3Pea International, Inc.	$103,943	$(35,646)

Net income (loss) per common share - basic	$0.00	$(0.00)

Weighted average common shares outstanding - basic	35,248,299	34,507,621

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

	Stockholders' Deficit Attributable to 3Pea International, Inc.
				Treasury		Non-	Total
	Common Stock		Additional	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Paid-in Capital	Amount	Deficit	Interest	Deficit

Balance, December 30, 2010	35,245,069	$35,245	$4,974,756	$(150,000)	$(8,044,395)	$57,488	$(3,126,906)

Issuance of stock related to merger with Wow Technologies $0.22 per share	3,572	3	783	-	-	-	786
Issuance of stock related to merger with Wow Technologies $0.15 per share	322	1	48	-	-	-	49
Issuance of stock related to merger with Wow Technologies $0.07 per share	1,428	1	99	-	-	-	100

Net income (loss)	-	-	-	-	103,943	(102)	103,841

Balance, September 30, 2011	35,250,391	$35,250	$4,975,686	$(150,000)	$(7,940,425)	$57,386	$(3,022,130)

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	For the nine months ended Sept 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$103,943	$(35,646)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in noncontrolling interest	(102)	(6,833)
Depreciation and amortization	34,126	88,413
Merger expense - stock based	935	--
Changes in operating assets and liabilities:
Change in restricted cash	42,420	474,054
Change in accounts receivable	1,584,227	(743)
Change in accounts payable and accrued liabilities	(1,554,071)	32,623
Change in customer card funding	(42,420)	(474,054)
Net cash provided by operating activities	169,058	77,814

Cash flows from investing activities:
Purchase of fixed assets	(36,130)	--
Capitalization of cost associated with intangible assets	(122,880)	--
Net cash used by investing activities	(159,010)	--

Cash flows from financing activities:
Proceeds from borrowings on notes payable-related parties	--	3,576
Proceeds from stock sales	--	250
Payments on notes payable-related parties	--	(8,951)
Payments on notes payable	(5,000)	(10,100)
Net cash provided by financing activities	(5,000)	(15,225)

Net change in cash	5,048	62,589
Cash, beginning of period	42,214	2,903

Cash, end of period	$47,262	$65,492

Supplemental disclosure of cash flow information:
Non cash financing transactions:
Issuance of 6,100,000 shares of common stock for satisfaction of accounts payable and accrued liabilities	$--	$85,029

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011
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

Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Going concern – The Company incurred accumulated net losses of approximately $7,947,425  as of  September 30, 2011 and does not have sufficient operating capital to sustain its operating activities for the twelve months, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.  The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of generating sufficient revenues to fund its operating activities.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized.  Any fees paid up front are deferred until such time such services have been considered rendered.  As of  September 30, 2011 and December 31, 2010, there are no deferred revenues recorded.

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

New accounting pronouncements - In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We adopted the provisions of the guidance as of January 1, 2011 on a prospective basis. The prospective application had no impact on our consolidated financial statements for the nine months ended September 30, 2011.

2.     FIXED ASSETS

Fixed assets consist of the following:

	As of September 30, 2011	As of December 31, 2010
Equipment	$477,796	$441,667
Software	257,092	257,092
Furniture and fixtures	58,120	58.120
Leasehold equipment	14,780	14,780
	807,788	768,659
Less: accumulated depreciation	713,269	681,463
Fixed assets, net	$94,519	$90,196

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of September 30, 2011	As of December 31, 2010
Patents and trademarks	$33,465	$33,465
Platform development	122,880	-0-
	156,345	33,465
Less: accumulated amortization	21,287	18,968
Intangible assets, net	135,058	$14,497

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.    COMMON STOCK

At September 30, 2011, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 35,250,391 shares of common stock, and no shares of preferred stock.

2011 Transactions:  During the nine months ended September 30, 2011, the Company issued shares 5,322 shares of common stock to various shareholders of Wow Technologies, Inc. valued at $0.07 to $0.22 per share.

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

Currently, the primary market for our cards is the pharmaceutical marketing or drug sampling market, and secondarily the surveys and rewards card market, although we are expanding into other markets for SVC's, including, pharmacy benefits cards, payment distribution and reimbursement cards, and payroll cards.

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

In order to expand into new markets, in 2011 we have invested funds in platform development and technology improvements, sales and marketing expenses, and regulatory compliance costs.

In second quarter 2011, 3PEA outlined a business requirement for the implementation of new payments solution. The company settled on the requirement of a more modern, agile and powerful payments system at the strategic core of the company. The system would need to be highly scalable, support current and future compliance, as well as emerging payments technologies such as contactless chip and mobile payments as both a card issuing and acquiring processor.

The benefits of upgrading the company’s payments infrastructure are:

•	Reduced time to market for card programs for 3PEA customers.
•	More flexible options for customers with the implementation of a modern and agile card management system.
•	New authorization features such as chip card and Near Field Communication “NFC” (contactless) chip card for future compliance.
•	Better support for non-prepaid programs, with integration capabilities to bank accounting systems to enhance the company’s offering as an agent processor to banks.
•	Support strategic relationships with retail merchants due to better capabilities to implement cutting edge custom card solutions under bi-lateral agreements.
•	Meet current and future compliance regimes.
•	More powerful reporting capabilities with integration to Data Warehouse and General Ledger.
•	More powerful administrative and customer support capabilities for managing card programs.
•	Transaction switching capability that can support financial and non-financial transactions, allowing 3PEA to explore opportunities for processing contracts in vertical markets.

In the third quarter 2011, 3PEA began upgrading its infrastructure to support the objective of a new core payments solution. This included:

•	Network segmentation and re-alignment of existing infrastructure.
•	Deployment of new Servers and Operating System upgrades.
•	Deployment of new security systems.
•	Deploying new internal and external network security appliances and system security applications.
•	Deployment of new Host Security Modules to handle cryptographic requirements in relation to payments interchanges to EFT networks
•	Deployment of new hardware fault-tolerant servers to run the payments platform.

Parallel with the infrastructure upgrades, 3PEA began the implementation of its new payments system. The key management implementations and integration and development of interchanges to various US EFT payments networks are underway. The system is undergoing further development and customization to meet the company’s business requirements specification. The company expects to certify the new platform with access to Visa, Interlink and Plus networks in the fourth quarter 2011.

Results of Operations

Three Months ended September 30, 2011 and 2010

Revenues for the three months ended September 30, 2011 were $278,009, a decrease of $773,603 compared to the same period in the prior year, when revenues were $1,051,612. The decrease in revenue is due to a decrease in processing of program cards compared to the prior year primarily due to the cyclical timing of the implementation and utilization of our pharmaceutical marketing cards as discussed further below.  Program card load transactions for the three months ended September 30, 2011 approximated 247,535 compared to approximately 192,883 for the same period in the prior year. However, not all of our program cards were fully utilized during the current period. In particular, more pharmaceutical companies are beginning to recognize the substantial benefits of providing drug samples by means of debit card rather than distributing actual samples to doctors. We expect our revenues for the short term to remain flat or trend downward.  While we continue to gain new pharmaceutical companies as clients, we have seen the average size of programs decline due to the economy.  Over the longer term, we expect our revenues to trend upward as the economy improves and as we roll out additional debit card products utilizing our processing platform.

Cost of revenues for the three months ended September 30, 2011 were $90,050, a decrease of $783,137 compared to the same period in the prior year, when cost of revenues were $873,187. Cost of revenues constituted approximately 32% and 83% of total revenues in 2011 and 2010, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

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

Gross profit for the three months ended September 30, 2011 was $187,959, an increase of $9,534 compared to the same period in the prior year, when gross profit was $178,425.  Our overall gross profit percentage approximated 68% and 17% during the fiscal years 2011 and 2010 which is consistent with our overall expectations.

Selling, general and administrative expenses for the three months ended September 30, 2011 were $129,606, a decrease of $3,015 compared to the same period in the prior year, when selling, general and administrative expenses were $132,621.  The decrease in selling, general and administrative expenses was attributable to business development expenses during 2011 primarily related to travel and related expenses.

In the three months ended September 30, 2011, we recorded operating income of $47,750, as compared to operating income of $27,967 in the same period in the prior year, an improvement of $19,783.

Other income (expense) for the three months ended September 30, 2011 was ($15,986), a decrease in net other income (expense) of $569 compared to the same period in the prior year when other income (expense) was ($16.555).  The overall decrease in net other income (expense) in 2011 is consistent with our overall debt.

Our net income for the three months ended September 30, 2011 was $31,767, an increase of $20,313 compared to the same period in the prior year, when we recorded a net income of $11,454.  The overall change in net loss is attributable to the aforementioned factors.

Nine Months ended September 30, 2011 and 2010

Revenues for the nine months ended September 30, 2011 were $1,880,610, a decrease of $654,817 compared to the same period in the prior year, when revenues were $2,535,427.  The decrease in revenue is due to a decrease in processing of program cards compared to the prior year primarily due to the cyclical timing of the implementation and utilization of our pharmaceutical marketing cards as discussed further below.  Program card load transactions for the nine months ended September 30, 2011 approximated 628,717 compared to approximately 463,942 for the same period in the prior year. In particular, more pharmaceutical companies are beginning to recognize the substantial benefits of providing drug samples by means of debit card rather than distributing actual samples to doctors. We expect our revenues for the short term to remain flat or trend downward.  While we continue to gain new pharmaceutical companies as clients, we have seen the average size of programs decline due to the economy.  Over the longer term, we expect our revenues to trend upward as the economy improves and as we roll out additional debit card products utilizing our processing platform.

Cost of revenues for the nine months ended September 30, 2011 were $1,273,211, a decrease of $774,322 compared to the same period in the prior year, when cost of revenues were $2,047,533. Cost of revenues constituted approximately 68% and 81% of total revenues in 2011 and 2010, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

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

Gross profit for the nine months ended September 30, 2011 was $607,399, an increase of $119,505 compared to the same period in the prior year, when gross profit was $487,894.  Our overall gross profit percentage approximated 32% and 19% during the fiscal years 2011 and 2010 which is consistent with our overall expectations.

Selling, general and administrative expenses for the nine months ended September 30, 2011 were $421,790, an increase of $30,515 compared to the same period in the prior year, when selling, general and administrative expenses were $391,275. The increase in selling, general and administrative expenses was attributable to business development expenses during 2011 primarily related to travel and related expenses.

In the nine months ended September 30, 2011, we recorded operating income of $151,483, as compared to an operating income of $8,206 in the same period in the prior year, an improvement of $143,277.

Other income (expense) for the nine months ended September 30, 2011 was ($47,642), a decrease in net other income (expense) of $3,043 compared to the same period in the prior year when other income (expense) was $($50,685).  The overall decrease in net other income (expense) in 2011 is consistent with our overall debt.

Our net income for the nine months ended September 30, 2011 was $103,943, an increase of $139,589 compared to the same period in the prior year, when we recorded a net loss of ($35,646).  The overall change in net loss is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the three months ended September 30, 2011 and 2011:

	Nine months ended September 30,
	2011	2010
Net cash provided by (used) in operating activities	$169,058	$77,814
Net cash provided by (used) in investing activities	(159,010)	--
Net cash provided by (used) in financing activities	(5,000)	(15,225)
Net (decrease) increase in unrestricted cash and cash equivalents	5,048	62,589

Comparison of Nine months Ended September 30, 2011 and 2010

During the nine months ended September 30, 2011 and 2010, we financed our operations primarily through internally generated funds.

Operating activities provided $169,058 of cash in 2011, as compared to $77,814 of cash in the same period in the prior year. Major non-cash items that affected our cash flow from operations in 2011 were non-cash charges of $34,126 for depreciation and amortization. Our operating assets and liabilities provided $5,048 of cash, most of which resulted from an increase in collections of our accounts receivable of $1,584,227, offset by a reduction in our accounts payable and accrued liabilities of $1,554,071. Major non-cash items that affected our cash flow from operations in 2010 were non-cash charges of $88,412 for depreciation and amortization.  Our operating assets and liabilities provided $32,623 of cash, all of which resulted from an increase in accounts payable and accrued liabilities of $32,623.

Investing activities used $159,010 of cash in 2011, as compared to $-0- of cash in 2010, all of which related to the enhancement of the processing platform used in our business.

Financing activities used $5,000 of cash in 2011 as compared to $15,225 of cash in 2010. In both years, our use of cash from financing activities consisted of the repayment of certain loans.

Sources of Financing

In both 2011 and 2010, our operations were focused on developing our pharmaceutical debit card, which were financed largely from notes issued in 2008.  In 2009, revenues from our pharmaceutical debit card reached the point that we were able to operate at a breakeven level from operations.

At September 30, 2011, our current liabilities included $871,280 of accounts payable and accrued liabilities, many of which are past due, and $2,491,900 of loans payable that are classified as current because the loan is either evidenced by a note that has matured or is not documented by a note at all.  We are currently able to pay our accounts payable that are essential to our continued operation in the ordinary course of business from our ongoing revenues, but have not paid other accounts payable that are held by nonessential vendors.  We have managed to forestall any legal action by all of our creditors by maintaining good relations with our creditors.  However, if any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.  Our plan is to renegotiate the payment terms of our indebtedness or request that creditors convert their debt into common stock.

We believe that our available cash on hand at September 30, 2011 of $47,262 and revenues anticipated for the remainder of 2011 will be sufficient to sustain our operations for the next twelve months, provided that we are not required to pay any material amount of our delinquent accounts payable, accrued interest or our current notes payable. We plan to request that some of our creditors convert their debt into equity to improve our financial position.  We are also seeking to raise additional capital during the next twelve months through an equity offering to high net worth and institutional investors. However, at this time we do not have an agreement with a broker-dealer to raise money for us and we do not have commitments from any investors.  There is no assurance we will be able to obtain additional capital, or obtain the capital on acceptable terms and conditions.  We plan to use the proceeds to finance our entry into other markets for our debit cards, and to repay indebtedness.  Our failure to obtain new capital will delay our entry into new markets, but will not jeopardize our ability to remain in business.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2011, we issued 1,750 shares of our common stock to shareholders of Wow Technologies, Inc. valued at $149, which was their market value on the date of issuance.  The shares were issued in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933.

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

3PEA INTERNATIONAL, INC.
Date: November 14, 2011	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: November 14, 2011	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)