Form 10-K
period 2011-12-31
3PEA INTERNATIONAL, INC.
filed 2012-04-02
CIK 1496443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $1,186,844 based upon a market price of $0.105 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 35,250,391 as of March 21, 2012.

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

PART I

ITEM 1.BUSINESS.

Overview

We were originally incorporated in Nevada as G.K.W., Inc. on August 24, 1995.  We changed our name to Antek International, Inc. on July 1, 1996. Our common stock was approved for trading on the OTC Bulletin Board in 1998. We changed our name to Tika Corporation on October 12, 2005.  We acquired 3Pea Technologies, Inc., a payment solutions company, in March 2006, which resulted in 3Pea Technologies, Inc. becoming our wholly owned subsidiary.  At the time Tika Corporation acquired 3Pea Technologies, Inc., it was non-operational.  We changed our name to Paypad Inc. on March 13, 2006.  On October 19, 2006 we changed our name to 3PEA International, Inc.  In 2007 we acquired control of Wow Technologies, Inc., a payment solutions company with a proprietary card processing platform, in a share exchange agreement whereby Wow Technologies, Inc. became our majority-owned subsidiary.

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

Business of Issuer

We are a payment solutions company providing prepaid debit program management and processing services.We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through recent platform expansion.We design and process prepaid programs that run on a customized processing platform through which our customers can define the services they wish to offer cardholders. Through this platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

We have developed prepaid card programs for healthcare reimbursement payments, pharmaceutical assistance, corporate and incentive rewards, and are expanding into payroll cards, general purpose re-loadable cards, travel cards, and expense reimbursement cards. Our cards are offered to end users through our relationships with bank issuers.

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

To date, we have issued millions of prepaid debit cards under programs implemented for several Fortune 100 and 500 companies, including many of the top pharmaceutical manufacturing companies in the world. Of the millions of debit cards issued, approximately 1,394,835 had been used as of December 31, 2011 in 7,357,251 transactions worth approximately $335 million, or about $240 per card.

Depending on the program selected by the client, we generate the following types of revenues: setup charges; customized software development fees; data processing and report generation fees; transaction fees from each transaction by a consumer; interchange fees; fees from sourcing the debit cards used for the program; and administrative fees.

What Are Prepaid Cards

Network branded prepaid cards are relatively new, but incredibly useful financial tools for millions of Americans. Network branded prepaid cards provide consumers, businesses and governments with the efficiency, security and flexibility of digital payments through a non-credit payment option. Most network branded prepaid cards benefit from broad acceptance, as they can be used anywhere the card brand (Amex, Discover, MasterCard, Visa) credit/debit card is accepted and they provide the end user security against fraud and theft.

While these cards work like traditional debit/credit cards and offer many of the same fraud and loss protections, they access funds pre-paid for the cardholder that have been loaded by another consumer (as a gift), by government for benefits, and by employers/corporations for payroll, rewards/incentives, or health benefits. As a non-credit payment tool, they help the users control their budget.

Today, millions of Americans use network branded prepaid cards for the choice and protection they provide, including the estimated 40 million un-banked or underbanked who would not otherwise have a way to participate in our card-based economy, parents of college-aged students who want a safe and secure way to give money without the risk of running up debt, and recipients of government benefits who need an efficient way to receive their child support payments, food stamps or unemployment payments.

Types of Cards

This increasingly popular financial product comes in many forms. Here are some examples to understand how they are used.

General Purpose Reloadable:  A type of prepaid card typically purchased by a consumer for his/her personal use to pay for purchases, pay bills and/or access cash at ATMs. GPR cards may be purchased online and in retail locations from a variety of providers. Funds may be loaded onto the card by direct deposit of wages or benefits or at retail locations offering prepaid card reload services.

Payroll: A Prepaid Card that is directly or indirectly established through an employer and to which electronic fund transfers of the cardholder's wages, salary, or other employee compensation (such as commissions), are made on a recurring basis.

Incentive Cards:  Payment made to a consumer as a reward for purchasing a product or by a company to an employee as an incentive bonus.

Health Care:  Pre-tax Benefit cards linked to Health Savings Accounts (HSA), Flexible Spending Accounts (FSA) or Healthcare Reimbursement Accounts (HRA); funds can be used to pay for current or future medical expenses.

Government Disbursement Cards:  Prepaid cards used for the purpose of disbursing government payments such as Social Security payments, disability payments, disaster relief payments, WIC or Food Stamp disbursements or government payroll.

Gift Cards:  A prepaid card that is purchased by a gift giver to be given to a gift recipient.

Business Travel and Expense Cards:  With the current credit crisis, businesses no longer can rely on their employees to carry their company travel and field expenses on their personal credit cards. Many employees no longer have the credit line limits to accommodate company expenses. This has created a significant opportunity in the business expense management market.

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

AllegianceRx Card

The AllegianceRx Card is a promotional pharmaceutical copay or discount card which is adjudicated as a primary or secondary insurance card at the retail pharmacy location. This primary or secondary adjudication determines what funds will be loaded on to the card by applying business rules determined by the sponsoring company. The loaded funds are then immediately applied to the prescription purchase at the pharmacy as a cost offset for the patient.  The card may be used to defer part or all the cost of the prescription or any co-pay or deductible, or any combination thereof that the patient would otherwise have to pay under his or her insurance program or out of pocket to purchase the drug.  The AllegianceRx Card can be offered as either a straight payment voucher card or a debit card, or a combination of the two, through our Healthpoint Network.  A voucher card is adjudicated just like a debit card, but differs from a debit card in that funds are remitted to the pharmacy on a monthly or bi-monthly basis, unlike a debit card which is funded at the time of purchase.  A voucher card is used in promotional campaigns where it is not feasible to distribute a card with a magnetic strip, such as newspaper or magazine ads or inserts.  Key features and benefits of the AllegianceRx card are:

●	Tracking and auditing "free samples" is no longer required, as the retail pharmacy network serves as the distribution mechanism for new prescriber promotions.

●
The patient's primary insurance pays the standard adjudicated amount for prescription fills that would historically be "free samples," thus turning the distribution of samples into a revenue generator.

●	The distribution of cards enables far superior prescriber and patient data collection for the pharmaceutical company through the use of automated questionnaires required to activate the cards.

●	The card can be implemented as a secondary insurance card (for private insurance patients), as a traditional voucher card (for Medicare patients), or as both on the same card.

●
The marketing programs can be better designed exactly to meet the specifications and needs of the sponsoring pharmaceutical company, as compared to programs involving the distribution of physical samples.

●	Because the card operates like a debit card, pharmacy retailers are paid instantly for the adjudicated promotional cost on covered prescription transactions.

●	We provide a set of comprehensive, customizable reporting modules to our pharmaceutical clients.

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

●
Health insurance RxBin information on the front of the card allows the card to be adjudicated like any other prescription coverage card when presented with a valid prescription at the retail pharmacy location.

●	Following adjudication, the agreed and authorized payment amount from the sponsoring health insurance company to the pharmacy is funded to the card.

●
The pharmacy is paid instantly for covered prescription transactions, and all of the time, expense, and delay associated with billing, payment tracking, and payment delivery from the insurance company to the pharmacy is eliminated.

●	Claims payment tracking and reporting is available online and in real time.

●	Like a typical health insurance card, the card stays on file with the local pharmacy retailer, providing optimal convenience for both the member and the pharmacist.

●	The sponsoring health insurance company sees reduced administrative overhead for paying and tracking prescription claims.

●	In return for immediate payment to the pharmacy retailer with less administrative cost, the sponsoring health insurance company benefits from discounts on drug purchases from the pharmacy retailer.

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

●
Flexible plan analysis, design and implementation, which allow clients as much or as little control over the process as desired. Our seasoned team ensures seamless implementation and a timely launch. Options include customized benefit structures, multi-tier co-pay structures, automated therapeutic protocols, brand interchanges, multi-domain rules, and deductible and benefit carryover.

●
Pharmacy claims management services, which provide accurate, reliable, and real time processing and support and support multi-tiered plan options, multi-domain rules, member enrollment and identification, co-pay determination, claims adjudication, min/max dosing guidelines, customized messaging to pharmacy providers, rules-based table driven functionality, and ID card production.

●	24/7 adjudication and maintenance availability, 365 days a year, with a 24/7 state-of-the-art pharmacy help desk and member help desk.

●	Robust reporting services, with standard and customizable reporting packages.

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

Key features and benefits of Survey Instant Rewards card program are:

●	The immediacy of the reward, combined with the tangible nature of the physical debit card in the hand of the recipient, produces a powerful motivator for individuals to answer a few questions.

●	The program is ideal for all size survey projects.

●	We provide a complete turnkey solution, and an ability to integrate our debit card features into the client's existing survey collection capabilities.

●	The programs can be quickly customized and implemented, and the results are immediately available online and in real time.

●
The programs are extremely fast and efficient at collecting valuable information, resulting in vastly improved response rates and dramatically lower overall survey collection time than programs that use other common methods of reward, including coupons and mail in rebates.

●	Increased survey response rates lower overall survey cost.

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

Markets and Major Customers

We have no major customers and we are not reliant on any drug or program.  We currently manage between 60 and 80 pharmaceutical sampling and discount programs at any given time, consisting of millions of cards under management.

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

Our products and services are generally subject to federal, state and local laws and regulations, including:

●	anti-money laundering laws;

●	money transfer and payment instrument licensing regulations;

●	escheatment laws;

●	privacy and information safeguard laws;

●	bank regulations;

●	consumer protection laws; and

●	false claims laws and other fraud and abuse restrictions.

●	Privacy and security standards under HIPAA or other laws

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

Anti-Money Laundering Laws

Our products and services are generally subject to federal anti-money laundering laws, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, and similar state laws. On an ongoing basis, these laws require us, among other things, to:

●	report large cash transactions and suspicious activity;

●	screen transactions against the U.S. government's watch-lists, such as the watch-list maintained by the Office of Foreign Assets Control;

●	prevent the processing of transactions to or from certain countries, individuals, nationals and entities;

●	identify the dollar amounts loaded or transferred at any one time or over specified periods of time, which requires the aggregation of information over multiple transactions;

●	gather and, in certain circumstances, report customer information;

●	comply with consumer disclosure requirements;

●	register or obtain licenses with state and federal agencies in the United States and seek registration of any retail distributors when necessary.

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

Employees and Consultants

At March 21, 2012, we had twelve employees and consultants.

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

In fiscal 2009 and 2010, we experienced rapid growth as a result increased sales resulting from the continued acceptance of our pharmaceutical sampling card by the pharmaceutical industry. However, we have not experienced the same growth in 2011.  There can be no assurance that we will be able to resume our historical growth rates in future periods. In the near term, our continued growth depends in significant part on our ability, among other things, to attract new pharmaceutical companies as clients, and to convince pharmaceutical companies that the distribution of debit cards is a more effective marketing tool than the distribution of actual samples.  Our continued growth also depends on our ability to develop and market other debit card products that can utilize the platform that we have developed for our pharmaceutical sampling business.

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

Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. For example, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training,monitoring and compliance, including monitoring for possible violations of laws by the businesses that participate in our reload network. Failure by us or those businesses to comply with the laws and regulations to which we are subject could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, any of which could significantly harm our reputation with consumers and other network participants, banks that issue our cards and regulators, and could materially and adversely affect our business, operating results and financial condition.

Changes in the laws, regulations, credit card association rules or other industry standards affecting our business may impose costly compliance burdens and negatively impact our business.

There may be changes in the laws, regulations, card association rules or other industry standards that affect our operating environment in substantial and unpredictable ways. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase the cost of doing business or affect the competitive balance. For example, more stringent anti-money laundering regulations could require the collection and verification of more information from our customers, which could have a material adverse effect on our operations.  Regulation of the payments industry has increased significantly in recent years. A number of regulations impacting the credit card industry were recently implemented. Additional changes may require us to incur significant expenses to redevelop our products. Also, failure to comply with laws, rules and regulations or standards to which we are subject, including with respect to privacy and data use and security, could result in fines, sanctions or other penalties, which could have a material adverse effect on our financial position and results of operations, as well as damage our reputation.

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

We Have Substantial Liabilities That May Require That We Raise Capital.

As of December 31, 2011, we had $63,826 of cash, current assets (excluding restricted cash) of $1,254,290, current liabilities (excluding of card funding liabilities funded by restricted cash) of $4,492,947, and a working capital deficit of ($2,910,785).  Our current liabilities include $2,001,047 of accounts payable and accrued liabilities, some of which are past due, and $2,491,900 of loans payable that are classified as current because the loan is either evidenced by a note that has matured or is not documented by a note at all.  We are currently able to pay our accounts payable that are essential to our continued operation in the ordinary course of business from our ongoing revenues, but have not paid other accounts payable that are held by nonessential vendors.  We have managed to forestall any legal action by all of our creditors by maintaining good relations with our creditors.  However, if any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business.  Our plan is to renegotiate the payment terms of our indebtedness or request that creditors convert their debt into common stock.

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

We receive important services from third-party vendors, and replacing them could entail unexpected integration costs

Some services relating to our business, including fraud management and other customer verification services, transaction processing and settlement, pharmacy claims adjudication, card production and customer service are outsourced to third-party vendors. All of our vendors could be replaced with competitors if our vender terminated our contract or went out of business.  However, in some cases replacing a vendor would entail one-time integration costs to connect our systems to the successor’s systems, and could result in less advantageous contract terms for the same service, which could adversely affect our profitability.

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

Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations. While we do not currently store personal information about consumers, some of the products we are contemplating offering in the future would require that we store personal information, including birth dates, addresses, bank account numbers, credit card information, social security numbers and merchant account numbers. If we are unable to protect this information, or if consumers perceive that we are unable to protect this information, our business and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

●	cause our customers to lose confidence in our services;

●	deter consumers from using our services;

●	harm our reputation;

●	require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations;

●	expose us to liability;

●	increase expenses related to remediation costs; and

●	decrease market acceptance of electronic commerce transactions and SVC use.

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

Risks Related to Our Common Stock

There Is A Limited Market For Our Common Stock.

The trading market for our common stock is limited.  Our common stock is dual listed on the OTCQB and OTC Bulletin Board under the symbol "TPNL" and is not eligible for trading on any national or regional securities exchange or the Nasdaq National Market.  A more active trading market for our common stock may never develop, or if such a market develops, it may not be sustained.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our common stock, the trading price of our common stock could decline substantially. Fluctuations in our quarterly or annual results of operations may be due to a number of factors, including, but not limited to:

●	the timing and volume of purchases, use and reloads of our prepaid cards and related products and services;

●	the timing and success of new product or service introductions by us or our competitors;

●	seasonality in the purchase or use of our products and services;

●	reductions in the level of interchange rates that can be charged;

●	fluctuations in customer retention rates;

●	changes in the mix of products and services that we sell;

●	changes in the mix of retail distributors through which we sell our products and services;

●	the timing of commencement, renegotiation or termination of relationships with significant our third party service providers;

●	changes in our or our competitors' pricing policies or sales terms;

●	the timing of commencement and termination of major advertising campaigns;

●	the timing of costs related to the development or acquisition of complementary businesses;

●	the timing of costs of any major litigation to which we are a party;

●	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

●	our ability to control costs, including third-party service provider costs;

●	volatility in the trading price of our common stock, which may lead to higher stock-based compensation expenses or fluctuations in the valuations of vesting equity; and

●	changes in the regulatory environment affecting the banking or electronic payments industries generally or prepaid financial services specifically.

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

In the recent past, stocks generally, and financial services company stocks in particular, have experienced high levels of volatility. The trading price of our common stock may fluctuate substantially. The trading price of our common stock will depend on a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock as you may be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	significant volatility in the market prices and trading volumes of financial services company stocks;

●	actual or anticipated changes in our results of operations or fluctuations in our operating results;

●	actual or anticipated changes in the expectations of investors or the recommendations of any securities analysts who follow our common stock;

●	actual or anticipated developments in our business or our competitors' businesses or the competitive landscape generally;

●	the public's reaction to our press releases, other public announcements and filings with the SEC;

●	litigation involving us, our industry or both or investigations by regulators into our operations or those of our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	general economic conditions; and

●	sales of shares of our common stock by us or our stockholders.

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

ITEM 2. PROPERTIES.

We lease 2,200 square feet of office space at 1700 W Horizon Ridge Parkway, Suite 102, Henderson, Nevada 89012, under a lease that runs through May 31, 2013 at a rate of $3,145 per month.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2011 and 2010, our common stock was traded on the OTCQB operated by OTC Markets Group, LLC under the symbol “TPNL”.The company is now fully reporting and dual listed on the OTCQB and on the OTC Bulletin Board.The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2011 and 2010.

	2011		2010
	High	Low	High	Low
First Quarter	0.24	0.10	0.064	0.02
Second Quarter	0.22	0.10	0.06	0.04
Third Quarter	0.15	0.045	0.47	0.03
Fourth Quarter	0.16	0.01	0.43	0.10

There were 382 shareholders of record of the common stock as of December 31, 2011. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2011 or 2010.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2011, we did not issue any securities.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2011, we did not purchase any shares of our common stock.

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

Overview

We are a payment solutions company which currently focuses on providing prepaid debit program management and processing services. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through recent platform expansion. We design and process prepaid programs that run on a customized processing platform through which our customers can define the services they wish to offer cardholders. Through this platform, we provide a variety of services including transaction processing, card creation and fulfillment, cardholder enrollment, value loading, cardholder account management, reporting, integrated voice response, and customer service.

We have developed prepaid card programs for healthcare reimbursement payments, pharmaceutical assistance, corporate and incentive rewards, and are expanding into payroll cards, general purpose re-loadable cards, travel cards, and expense reimbursement cards. Our cards are offered to end users through our relationships with bank issuers.

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

Currently, the primary market for our cards is the healthcare reimbursement market, pharmaceutical marketing or drug sampling market, and corporate incentive card market, although we are expanding into other markets for SVC's, including, pharmacy benefits cards, payment distribution and reimbursement cards and payroll cards. In the fourth quarter of 2011, we completed integration and launch of incentive reward program targeting donation centers. We anticipate steady growth of these programs over the next twenty four months having launched eight donation centers to date.

In order to expand into new markets, we will need to invest additional funds in technology improvements, sales and marketing expenses, and regulatory compliance costs.  We are currently attempting to raise capital in a private placement to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds, but our expansion will be delayed.   We also have a substantial amount of notes payable and delinquent accounts payable from prior operations, which we plan to convert into equity at some point.  If we are unable to convert our debts into equity, we may be forced to use any capital we raise to reduce our indebtedness instead of costs associated with expanding our business, which will slow our rate of expansion.

During the fourth quarter of 2011, we certified our newest card processing platform. Our platform expansion has related primarily to the design and development of our processing systems and related software applications and card management platform. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of our customers, and to enhance the capabilities surrounding our infrastructure. In addition, we intend to offer products and services that are compatible with new and emerging delivery channels.

As part of our platform expansion development process, we evaluate current and emerging technology for applicability to our existing and future software platform. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Our principal target markets for processing services include prepaid card issuers, retail and private-label issuers, small third-party processors, and small and mid-size financial institutions in the United States and in emerging international markets.

To date, wehave focused on extensive development and limited sales activities in each of our target markets, as well as putting in place the infrastructure and processes to be able to scale the business successfully. Historically, most of the company’s sales have resulted from prospects contacting us based on an online search. However, the company plans to devote more extensive resources to sales and marketing activities in the future.  We sell our products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities.

Results of Operations

Fiscal Years Ended December 31, 2011 and 2010

Revenues for the year ended December 31, 2011 were $3,300,213, a decrease of $1,047,618 compared to the year ended December 31, 2010, when revenues were $4,347,831.  The decrease in revenue is due to a decrease in processing of program cards compared to the prior year.  Program card load transactions for the year ended December 31, 2011 approximated 925,000 compared to approximately 717,000 for the year ended December 31, 2010. In particular, more pharmaceutical companies are beginning to recognize the substantial benefits of providing drug samples by means of debit card rather than distributing actual samples to doctors. See “Item 1. Business – Pharmaceutical Sampling Market – AllegianceRX Card.”  We expect our revenues for the short term to trend upward.  While we continue to gain new pharmaceutical companies as clients, we have seen the average size of programs decline due to the economy.  Over the longer term, we expect our revenues to trend upward as the economy improves and as we roll out additional debit card products utilizing our processing platform.  We also expect our revenues to increase in future periods as we increase our sales in markets other than pharmaceuticl debit cards.

Cost of revenues for the year ended December 31, 2011 were $2,403,125, a decrease of $1,047,618 compared to the year ended December 31, 2010, when cost of revenues were $3,608,116.  Our cost of revenues have decreased primarily due to a decrease in transaction processing fees.  Cost of revenues constituted approximately 74% and 83% of total revenues in 2011 and 2010, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Our revenues and cost of revenues from our pharmaceutical marketing cards, which is our primary line of business, fluctuate widely due to a variety of factors beyond our control.  The pharmaceutical companies often do not distribute the debit cards via their pharmaceutical sales representatives to various end points for distribution until days, weeks or months after they create a program, often with little advance warning to us. We also experience dramatic usage swings based on collateral marketing efforts by the pharmaceutical companies, such as print, web, radio and television advertising campaigns that run in association with one of our card programs.  Constant variations in program start and stop dates, variations in program timelines which range anywhere between six and thirty six months, and variations in program characteristics such as the monetary value of the load, all contribute to provide dramatic swings in the revenue generated from the programs.  As a result, our revenues and cost of revenues do no correlate neatly to the number of cards in circulation or even the number of programs that are active at any given time.

Gross profit for the year ended December 31, 2011 was $870,088, an increase of $130,373 compared to the year ended December 31, 2010, when gross profit was $739,715.  Our overall gross profit percentage approximated 26% and 17% during the fiscal years 2011 and 2010 which is consistent with our overall expectations.

Selling, general and administrative expenses for the year ended December 31, 2011 were $547,694, a decrease of $999 compared to the year ended December 31, 2010, when selling, general and administrative expenses were $548,693.  The decrease in selling, general and administrative expenses was consistent with our expectations.

In the fiscal year ended December 31, 2011, we recorded an operating income of $278,886, as compared to an operating income of $81,907 in the fiscal year ended December 31, 2010, and improvement of $196,979.

Other income (expense) for the year ended December 31, 2011 was $(63,700), a decrease in net other income (expense) of $33,531compared to the prior year ended December 31, 2010when other income (expense) was $(97,231).  The overall decrease in net other income (expense) in 2011 is mostly due to the fact that we recorded a loss on impairment of intangible assets of $30,802 in fiscal year 2010.

Our net income for the year ended December 31, 2011 was $215,291, an increase of $223,583 compared to the year ended December 31, 2010, when we recorded a net loss of ($8,292).  The overall change in net loss is attributable to the aforementioned factors.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2010 and 2011:

	Year ended December 31,
	2010	2011
Net cash provided by (used in) operating activities	$64,325	$225,922
Net cash provided by (used in) investing activities	(2,988)	(199,310)
Net cash provided by (used in) financing activities	(22,026)	(5,000)
Net (decrease) increase in unrestricted cash and cash equivalents	$39,311	$21,612

Comparison of Fiscal 2011 and 2010

In fiscal 2011 and 2010, we financed our operations primarily through internally generated funds.

Operating activities provided used $225,922 of cash in 2011, as compared to $64,325 of cash in fiscal 2010.  Major non-cash items that affected our cash flow from operations in 2011 were non-cash charges of $43,508 for depreciation and amortization.  Our operating assets and liabilities used $(33,707) of cash, most of which resulted from a decrease use in our accounts receivable of $394,567, and a decrease in our payables and accrued liabilities of ($424,304).

Major non-cash items that affected our cash flow from operations in 2010 were non-cash charges of $109,115 for depreciation and amortization and impairment on intangible assets of $30,802.  Our operating assets and liabilities used ($34,646) of cash, most of which resulted from an increase in our accounts receivable of $1,644,887, and an increase in our payables and accrued liabilities of $1,581,733.

Investing activities used $199,310 of cash in 2011, as compared to $2,988 of cash in 2010, all of which related to platform expansion and the purchase of equipment used in our business.

Financing activities supplied (used in) $5,000 of cash in 2011 as compared to ($22,026) of cash in 2010.  Substantially all of the cash used in financing activities both years was from the repayment of notes payable.

Liquidity and Sources of Financing

In both 2011 and 2010, our operations were focused on developing our pharmaceutical debit card, which were financed largely from notes issued in 2008.  In 2010, revenues from our pharmaceutical debit card had reached the point that we were able to operate at a breakeven level from operations.

We believe that our available cash on hand at December 31, 2011 of $63,826 and revenues anticipated for the remainder of 2012 will be sufficient to sustain our operations for the next twelve months, provided that we are not required to pay any material amount of our delinquent accounts payable, accrued interest or our current notes payable. We will seek to obtain additional capital during the next twelve months through an equity offering. We also plan to request that some of our creditors convert their debt into equity to improve our financial position.  However, there is no assurance we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.  We plan to use the proceeds to finance our entry into other markets for our debit cards, and to repay indebtedness.  Our failure to obtain new capital will delay our entry into new markets, but will not jeopardize our ability to remain in business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2011, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Mark Newcomer, our chief executive officer, and Arthur De Joya, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2011 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
Mark R. Newcomer	46	President & CEO, Chairman, Director
Arthur De Joya	46	CFO
Christopher E. Newcomer	50	CTO
David R. Weiler	56	Director
Daniel H. Spence	48	CIO, Director
Anthony E. DePrima, Esq.	72	Secretary, Director

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

David R. Weiler, Director.  Mr. Weiler serves as a director and has served as a director since March 2006. Mr. Weiler has served as a Director of 3PEA Technologies, Inc. since August of 2002. From 1979-1983, Mr. Weiler began his career as a Systems Engineer and Systems Management Specialist in IBM Corporation’s Data Processing Division. From 1983 to 1985, Mr. Weiler served as a Management Consultant in the Chicago office of Touche Ross & Co., and from 1985 to 1988, he was a Senior Marketing Associate for LaSalle Partners, Inc. In 1988 Mr. Weiler relocated to Nashville, TN, to begin a career in the Healthcare Information Industry, including positions as Vice President, Sales for Inforum, Inc. (1988-1995), Vice President, Sales for Criterion Health Strategies (1995-1997), and Vice President, Sales and Client Services for the MedStat Group (1997-2000). From 2000 to the present, Mr. Weiler has been self employed as a private investor. In 1978, Mr. Weiler received a BA from the Northwestern University College of Arts and Sciences, where he majored in Economics. In 1979, he received a Masters of Management degree from the Kellogg Graduate School of Management at Northwestern University, where he majored in Marketing, Quantitative Methods, and Managerial Economics.  We believe that Mr. Weiler should serve as a director based on his extensive experience as a systems engineer and the healthcare information industry.

Daniel H. Spence, Chief Information Officer, Director.  Mr. Spence serves as our Chief Information Officer and has served as a director since March 2006. Prior to founding 3PEA Technologies, Inc. with co-founder Mark Newcomer, Mr. Spence designed and developed secure middleware for Internet financial processing systems in various contract positions. From 1995-1997 Mr. Spence was Systems Manager at The Associated Press, From 1997-1999, Mr. Spence was Director of Technology Planning at The Associated Press, the world’s largest news gathering organization with over 4000 employees in 227 countries. From 1984-1994, Mr. Spence was with Coca-Cola in Australia implementing financial and line of business systems for Coca-Cola operations worldwide. He has 20 years experience deploying large-scale technology solutions for major international corporations.  We believe that Mr. Spence should serve as a director based on his experience in internet financial processing systems and as a founder of our company.

Anthony E. DePrima, JD., Secretary, Director.  Mr. DePrima serves as our Secretary and has served as a director since October 2009. Mr. DePrima is a highly experienced attorney licensed in Arizona with broad corporate management experience.  He has been an active member of the State Bar of Arizona since April 1967 to the present, and a former member of the American Bar Association.  During this time he served as a Member of the U.S. Department of Commerce District Export Council for District of Arizona, and Chairman of the International Section of the Arizona Bar, Chairman of the Legal Advisory Committee of the Arizona Mexico Commission, and Director of the Arizona Mexico Commission.  His law practice has included Corporate, Commercial, Business, International Trade and US Customs Law, as well as general trial practice with numerous court and jury trials.  Mr. DePrima is currently a member of Lerch& DePrima PLC, attorneys. He is a Director and General Counsel of Coal Brick Oven Pizzeria, Inc., a Delaware corporation (Grimaldi’s Pizzeria chain of restaurants).  For over 20 years he has been Director and Secretary of Media Concepts, Inc., an Arizona corporation which publishes Native Peoples Magazine.  Through the years he has held positions of Director, Chief Executive Officer, President, Secretary, Executive Vice President, and Chief Financial Officer of medium sized publicly traded companies.  Mr. DePrima has a BS in General Business from Arizona State University School of Business, and Juris Doctorate from the University of Arizona.  We believe that Mr. DePrima should serve as a director based on his extensive experience as an attorney and as an officer and director of other public companies.

Mark Newcomer and Christopher Newcomer are brothers.

Executive Officers Who Are Not Directors

Arthur De Joya, CPA, Chief Financial Officer.  Mr. De Joya has served as our Chief Financial Officer since October 2007. Mr. De Joya has over 20 years of experience in both public and private accounting mainly working with publicly traded companies.  Mr. De Joya’s experience in the private sector includes serving as financial advisor and chief financial officer for various publicly traded companies.  Mr. De Joya’s experience in public accounting includes being employed with KPMG LLP working with many large publicly traded companies.  Mr. De Joya is a partner and co-founder of De Joya Griffith & Company, LLC (PCAOB registered firm), a certified public accounting and consulting firm primarily working with publicly traded companies. Mr. De Joya received his B.S. in B.A. from the University of Nevada, Las Vegas and is a Certified Public Accountant licensed in the State of Nevada.  He is a member of the American Institute of Certified Public Accountants and Nevada Society of Certified Public Accountants.

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

Board Of Directors

Our board currently consists of four directors.  During 2011, our board of directors had 3 meetings.  All directors attended every meeting held during the time in which they served as directors.  There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended 2011, the officers and directors were current on their filling obligations.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $	Stock Grant $ (1)	Total $

Mark Newcomer,	2011	$95,000	$-	$95,000
President & CEO	2010	$95,000	$-	$95,000

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year.  We did not make any award to any named executive officer under any long-term incentive plan in the last fiscal year.  We did not reprice any options or stock appreciation rights during the last fiscal year.  Our executive officers did not have any unexercised options, stock that was not vested or equity incentive plan awards as of December 31, 2011.

Employment Agreements

We do not have any employment agreements with our officers.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Weiler						$14,500	$14,500
Daniel Spence						$70,000	$70,000
Anthony DePrima						-0-	-0-

We do not have any policy regarding compensation of our directors.

Mr. Weiler received a total of $14,500 towards a bonus received in consideration for consulting services rendered to the company.  As of December 31, 2011, Mr. Weiler is owed  an additional $33,900.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Mark Newcomer (2)	7,010,000	19.9%

Daniel H. Spence (2)	6,510,000	18.5%

David R. Weiler (2)	3,689,950	10.5%

Cynthia Korte 6929 E Hayden Rd, Suite C-4 PBM #487 Scottsdale, AZ 85250	2,442,000	6.9%

Anthony E. DePrima (2)	2,245,163	6.4%

Arthur De Joya (2)	1,050,000	3.0%

Christopher E. Newcomer (2)	1,000,000	2.8%

All Officers and Directors as a Group	21,505,113	61.0%

(1) Based upon 35,250,391shares of Common Stock issued and outstanding as of March 21, 2012.

(2)  The address for the shareholder is 1700 W Horizon Ridge Pkwy, Ste 102, Henderson, NV 89012.

(3)  All reported shares are owned outright.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about our outstanding compensation plans under which shares of stock have been authorized:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are indebted to Cynthia Korte in the amount of $501,000 as of December 31, 2011 and 2010 pursuant to a note that bears interest at 8.5% per annum, and which is unsecured and due on demand.  Ms. Korte is a related party by virtue of her ownership of 2,442,000 shares of common stock, or 6.9% of our outstanding shares.  The loan was made and the shares were issued in 2004.  The indebtedness is guaranteed by Mark Newcomer, who is our Chairman and Chief Executive Officer, and Daniel Spence, who is our Chief Information Officer and one of our directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2011 and 2010, we have retained Sarna & Company as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements for 2010 and 2011 was $12,000 and $12,000, respectively.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2011 and 2010 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2011 and 2010 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           List the following documents filed as a part of the report:

(1)           All financial statements:  Audited financial statements of 3Pea International, Inc. as of December 31, 2010 and 2011, and for the years ended December 31, 2010 and 2011, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)           Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

(3)           Those exhibits required by Item 601 of Regulation S-K (Section 229.601 of this chapter) and by paragraph (b) below.  Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated June 30, 2010 (1)
3.2	By-Laws (1)
4.1	Form of common stock certificate (1) (2)
4.2	Form of Warrant (1)
10.1	Share Exchange Agreement between 3Pea International, Inc. and WOW Technologies, Inc. (1)
10.2	Plan of Reorganization of Wow Technologies, Inc. (1)
10.3	Promissory Note dated October 6, 2004 by and between 3Pea Technologies, Inc. and Cynthia Korte(1)
10.4	Form of Convertible Promissory Note (1)
10.5	Card Sponsorship and Services Agreement dated July 16, 2007 by and between 3Pea International, Inc. and Monterey County Bank (3) (4)
14	Code of Business Conduct and Ethics (1)
11	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends (5)
21*	Subsidiaries of Registrant
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form 10 filed on September 16, 2010.
(2)	Information pertaining to our common stock is contained in our Articles of Incorporation and Bylaws.
(3)	Incorporated by reference to our Registration Statement on Form 10/A filed on December 1, 2010.
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

3PEA INTERNATIONAL, INC.

Dated: March 30, 2012	/s/ Mark Newcomer
Mark Newcomer, Chief Executive Officer

Date: March 30, 2012	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: March 30, 2012	/s/ Mark Newcomer
Mark Newcomer, Chairman and Chief Executive Officer

Dated: March 30, 2012	/s/ David R. Weiler
David R. Weiler, Director

Dated: March 30, 2012	/s/ Daniel Spence
Daniel Spence, Chief Information Officer, Director

Dated: March 30, 2012	/s/ Anthony DePrima
Anthony DePrima, Secretary, Director

EXHIBIT A

3PEA INTERNATIONAL, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
3Pea International, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of 3Pea International, Inc. as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. 'These financial statements are the responsibility of 3Pea International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Pea International, Inc., as of December 31, 2011 and December 31, 2010, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in The United States of America.

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

/s/ Sarna & Company

Sarna & Company,
Certified Public Accountants
Thousand Oaks, California
March 29, 2012

3PEA INTERNATIONAL, INC.
BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31,2010
	(Audited)	(Audited)
ASSETS
Current assets
Cash	$63,826	$42,214
Cash Restricted	5,514,661	4,409,068
Accounts Receivable	1,250,320	1,644,887
Prepaid Expenses	3,970	--
Total current assets	6,832,777	6,096,169

Fixed assets, net	88,720	90,196

Intangible and other assets
Deposits	3,551	3,551
Intangible assets, net	171,775	14,497

Total assets	$7,096,823	$6,204,413

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,001,047	$2,425,351
Customer card funding	5,514,661	4,409,068
Notes payable- related parties	538,000	538,000
Convertible note payable	10,000	10,000
Notes payable	1,943,900	1,948,900
Total current liabilities	10,007,608	9,331,319

Long-term liabilities
Notes payable, non-current portion	-	-
Total long Term liabilities	--	--

Total liabilities	10,007,608	9,331,319

Commitments and contingencies	--	--

Stockholders' deficit
Common stock; $0.001 par value; 150,000,000 shares authorized, 35,250,391 and 35,245,069 issued and outstanding at December 31, 2011 and December 31, 2010, respectively	35,250	35,245
Additional paid-in capital	4,975,686	4,974,756
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(7,829,104)	(8,044,395)
Total 3Pea International, Inc.'s stockholders' deficit	(2,968,168)	(3,184,394)
Noncontrolling interest	57,383	57,488
Total stockholders' deficit	(2,910,785)	(3,126,906)

Total liabilities and stockholders' deficit	$7,096,823	$6,204,413

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the year ended	For the year ended
	December 31, 2011	December 31, 2010

Revenues	$3,300,213	$4,347,831

Cost of revenues	2,430,125	3,608,116

Gross profit	870,088	739,715

Operating expenses
Depreciation and amortization	43,508	109,115
Selling, general and administrative	547,694	548,693

Total operating expenses	591,202	657,808

Income from operations	278,886	81,907

Other income (expense)
Interest expense	(63,700)	(66,429)
Other expense	--	--
Loss on impairment of intangibles assets		(30,802)
Gain on forgiveness of debts	--	--
Total other income (expense)	(63,700)	(97,231)

Income (loss) before provision for income taxes and noncontrolling interest	215,186	(15,324)

Provision for income taxes	--	--

Net income(loss) before noncontrolling interest	215,186	(15,324)

Net income (loss) attributable to the noncontrolling interest	(105)	(7,032)

Net income (loss) attributable to 3Pea International, Inc.	$215,291	$(8,292)

Net income (loss) per common share - basic	$0.01	$(0.00)

Weighted average common shares outstanding - basic	35,248,827	34,694,833

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Stockholders' Deficit Attributable to 3Pea International, Inc.
				Treasury		Non-	Total
	Common Stock		Additional	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Paid-in Capital	Amount	Deficit	Interest	Deficit

Balance, December 31, 2009	29,132,639	29,133	4,892,703	(150,000)	(8,036,103)	64,520	(3,199,747)

Issuance of stock for accrued liabities	6,000,000	6,000	54,000	-	-	-	60,000

Issuance of stock for accounts payable	100,000	100	24,929	-	-	-	25,029

Issuance of stock related to merger with Wow Technologies $0.06 per share	3,572	3	211	-	-	-	214

Issuance of stock for cash $0.25 per share	1,000	1	249	-	-	-	250

Issuance of stock related to merger with Wow Technologies $0.34 per share	7,858	8	2,664	-	-	-	2,672

Net loss	-	-	-	-	(8,292)	(7,032)	(15,324)

Balance, December 30, 2010	35,245,069	35,245	4,974,756	(150,000)	(8,044,395)	57,488	(3,126,906)

Issuance of stock related to merger with Wow Technologies $0.22 per share	3,572	3	783	-	-	-	786

Issuance of stock related to merger with Wow Technologies $0.15 per share	322	1	48	-	-	-	49

Issuance of stock related to merger with Wow Technologies $0.07 per share	1,428	1	99	-	-	-	100

Net income (loss)	-	-	-	-	215,291	(105)	215,186

Balance, Dec 31, 2011	35,250,391	35,250	4,975,686	(150,000)	(7,829,104)	57,383	(2,910,785)

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the year ended December 31, 2011	For the year ended December 31, 2010
Cash flows from operating activities:
Net loss	$215,291	$(8,292)

Adjustments to reconcile net loss to net cash used by operating activities:
Change in noncontrolling interest	(105)	(7,032)
Stock based expenses	935	--
Depreciation and amortization	43,508	109,115
Impairment on intangible assets	--	30,802
Merger expense - stock based	--	2,886
Changes in operating assets and liabilities:
Change in restricted cash	(1,105,593)	(974,395)
Change in accounts receivable	394,567	(1,644,887)
Change in prepaid expenses
Change in deposits	(3,970)	--
Change in accounts payable and accrued liabilities	(424,304)	1,581,733
Change in customer card funding	1,105,593	974,395
Net cash provided by operating activities	225,922	64,325

Cash flows from investing activities:
Purchase of fixed assets	(38,930)	(2,988)
Purchase of intangible assets	(160,380)	--
Net cash used in investing activities	(199,310)	(2,988)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	250
Payments on notes payable-related parties	(5,000)	(8,576)
Payments on notes payable	--	(13,700)
Net cash used in financing activities	(5,000)	(22,026)

Net change in cash	21,612	39,311
Cash, beginning of period	42,214	2,903

Cash, end of period	$63,826	$42,214

Supplemental disclosure of cash flow information:
Non cash financing transactions:
Issuance of 6,100,000 shares of common stock for satisfaction of accounts payable and accrued liabilities		$85,029

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2009 (AUDITED)

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

Going concern – The Company incurred accumulated net losses of approximately $7,829,000 as of December 31, 2011 and does not have sufficient operating capital to sustain its operating activities for the twelve months, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.  The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of generating sufficient revenues to fund its operating activities.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Year end – The Company’s year-end is December 31.

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

1.      DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized.  Any fees paid up front are deferred until such time such services have been considered rendered.  As of December 31, 2011 and 2010, there are no deferred revenues recorded.

We generate the following types of revenues:

●	Administration and usage fees, charged to our prepaid card clients when our programs are created, distributed or reloaded. Such revenues are recognized when such services are performed.

●
Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our SVCs are used in a purchase or ATM transaction.  Such revenues are recognized when such services are performed.

●	Maintenance, administration, transaction fees, charged to an SVC and not under any multiple element arrangements. Such revenues are recognized when such services are performed.

●	Program maintenance management fees charged to our clients. Such revenues are not under any multiple element arrangements and are recognized when such services are performed.

●	Software development and consulting services to our clients. Such revenues are recognized in accordance with ASC 985-605.

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

New accounting pronouncements - In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-12 only defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. Both ASUs are effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which provides entities testing goodwill for impairment to now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective for fiscal years beginning after December 15, 2011. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which converges common fair value measurement and disclosure requirements in accordance with GAAP and International Financial Reporting Standards, or IFRS. This ASU is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional information in the roll-forward of Level 3 assets and liabilities, including the presentation of purchases, sales, issuances and settlements on a gross basis. This ASU impacts disclosures only. We adopted this ASU in the first quarter of 2011.

2.      FIXED ASSETS

Fixed assets consist of the following:
	As of December 31, 2011	As of December 31, 2010
Equipment	$477,796	$441,667
Software	257,092	257,092
Furniture and fixtures	60,291	58.120
Leasehold equipment	14,780	14,780
	809,959	771,659
Less: accumulated depreciation	721,869	681,463
Fixed assets, net	$88,090	$90,196

3.      INTANGIBLE ASSETS

Intangible assets consist of the following:
	As of December 31, 2011	As of December 31, 2010
Patents and trademarks	$33,465	$33.465
Platform Development in Process	160,379	-0
	193,844	33,465
Less: accumulated depreciation	22,069	18,968
Intangible assets, net	$171,775	$14,497

Intangible assets are amortized over their useful lives ranging from periods of  5 to 15 years.

4.	NOTES PAYABLE – RELATED PARTIES

	As of December 31,2011	As of December 31, 2010
Note payable due to a shareholder of the company, bearing interest at 8.5%, renewable annually upon prepayment of one year’s interest, due on demand and unsecured.	501,000	501,000
Note payable due to a director of the company and shareholder, bearing no interest, due on demand and unsecured.	21,000	21,000
Note payable due to a director of the company and shareholder, bearing no interest, due on demand and unsecured.	16,000	16,000
	$538,000	$538,000

5.	CONVERTIBLE NOTE PAYABLE

Convertible note payable as of  December 31, 2011 and 2010 consists of a $10,000 convertible promissory note to one individual.  The note  is past due (March 2007), accrues interest at 6% per annum, and at the investors’ option until the repayment date may be converted to shares of the company’s common stock at a price of $1.00 per share.  In addition, if the noteholder elects to convert the note into common stock, the investor will also be entitled to receive warrants to purchase 10,000 shares of common stock at an exercise price of $1.50 per share.

6.	NOTES PAYABLE

Notes payable consist of the following:

	As of December 31,2011	As of December 31, 2010
Note payable due to a shareholder of the company, bearing no interest, due on demand and unsecured.	$1,031,500	$1,031,500
Note payable due to a shareholder of the company, bearing no interest, due on demand and unsecured.	510,000	510,000
Note payable due to a shareholder of the company, bearing interest at 8%, due on demand and unsecured.	150,000	150,000
Note payable due to a shareholder of the company, bearing no interest, due on demand and unsecured.	128,000	133,000
Note payable due to a shareholder of the company, bearing interest at 8%, due February 2011 and unsecured.	50,000	50,000
Note payable due to a shareholder of the company, bearing interest at 8%, due February 2012 and unsecured.	25,000	25,000
Note payable due to a shareholder of the company.	19,400	19,400
Note payable due to a shareholder of the company, bearing no interest, due on demand and unsecured.	10,000	10,000
Note payable.	10,000	10,000
Note payable.	5,000	5,000
Note payable.	5,000	5,000
	1,943,900	1,948,900
Less: non-current portion	0	0
	$1,943,900	$1,948,900

7.	COMMON STOCK

At  December 31, 2011, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 35,250,391 shares of common stock, and no shares of preferred stock.

2011  Transactions:  During the year ended  December 31, 2011, the Company issued shares of common stock in the following transactions:

●	5,322 shares of common stock to various shareholders of Wow Technologies, Inc. valued at $0.07 to $0.22 per share.

2010  Transactions:  During the year ended December 31, 2010, the Company issued shares of common stock in the following transactions:

●
6,000,000 shares of common stock for accrued  liabilities related to such shares which were granted during the year ended December 31, 2009 to directors, officers and employees of the Company valued at .01 share

●	100,000 shares of common stock for services valued at $0.25 per share

●	11,430 shares of common stock to shareholders of Wow Technologies, Inc. valued at $0.06 to $0.34 per share.

●	1,000 shares of common stock for cash $0.25 per share

All shares issued (or cancelled) for services or in exchange for Wow common stock are valued on the market price on the date issuance.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price. As of December 31, 2011,there are no warrants outstanding.

Date of Issuance	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
March 21, 2006	12,500	1.50	5 years	12,500
February 13, 2007	12,500	1.50	4 years	12,500
February 8, 2006	30,000	1.50	5 years	30,000
February 17, 2006	30,000	1.50	5 years	30,000
February 13, 2007	49,500	1.50	4 years	49,500

	134,500			134,500

Transactions involving warrants issued in previous years are summarized below:

	Warrants	Weighted average Exercise Price
Issued in 2010	0
Cancelled/Expired in 2010	(0)
Outstanding as of December 31, 2010	134,500	$1.50

Issued in 2011	0
Cancelled/Expired in 2011	(134,500)
Outstanding as of December 31, 2010	0

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

The Company agreed to conduct an initial closing when certificates representing at least 50.1% of ownership of Wow were presented for exchange.  The Company held the initial closing in December 2007, and has continued to issue shares of its common stock in exchange for Wow common stock as certificates are presented since that date.  The Company issued 2,479,826 shares, 329,711 shares, 524,688  shares, 11,430 shares and 5,322 in exchange for Wow common stock in 2007, 2008, 2009, 2010 and 2011 respectively.  The Company is contingently obligated to issue an additional 475,665 shares in exchange for 6,659,316 shares of Wow common stock that were still outstanding as of December 31, 2011.

In 2009, Wow filed a voluntary Chapter 11 bankruptcy case in the United States Bankruptcy Court for the District of Nevada, Case No. 09-11878-BAM.  In September 2009, the Bankruptcy Court confirmed a plan of reorganization in Wow’s bankruptcy case.  Under the confirmed plan, the Wow agreed to satisfy the remaining $200,000 of convertible notes by payment of 10% of the amount of the debt through equal monthly payments over a sixty months following confirmation of the plan.

As a result of the modification Wow's obligations under its Chapter 11 plan of reorganization, the remaining $200,000 of Wow convertible notes are no longer convertible into the Company's common stock.

Office lease – The Company has an operating lease for an office space that expires May 31, 2013. The monthly lease payment totals $3,145 per month. Lease payments plus common area maintenance fees for the year ended December 31, 2010 and 2011 totaled $38,803 and $39,538 respectively.  Minimum office lease obligations for 2012 and 2013 total $37,740 and $15,725 respectively.

Pending of threatened litigation – We may become involved in litigation from time to time in the ordinary course of business. However at December 31, 2011, to the best of our knowledge, no such litigation exists or is threatened.