Form 10-Q
period 2012-03-31
3PEA INTERNATIONAL, INC.
filed 2012-05-15
CIK 1496443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicateby check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicateby check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

Indicateby check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicateby check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Statethe number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,250,391 shares as of April 26, 2012.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

3PEA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

	March 31, 2012	December 31, 2011
		(Audited)
ASSETS

Current assets
Cash	$98,831	$63,826
Cash Restricted	5,781,683	5,514,661
Accounts Receivable	1,304,697	1,250,320
Prepaid Expenses	--	3,970
Total current assets	7,185,211	6,832,777

Fixed assets, net	98,014	88,720

Intangible and other assets
Deposits	3,551	3,551
Intangible assets, net	206,500	171,775

Total assets	$7,493,276	$7,096,823

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$2,062,593	$2,001,047
Customer card funding	5,781,683	5,514,661
Notes payable- related parties	538,000	538,000
Convertible note payable	10,000	10,000
Notes payable	1,935,400	1,943,900
Total current liabilities	10,327,676	10,007,608

Long-term liabilities
Notes payable, non-current portion	-	-
Total long Term liabilities	-	-

Total liabilities	10,327,676	10,007,608

Commitments and contingencies	-	-

Stockholders' deficit
Common stock; $0.001 par value; 150,000,000 shares authorized, 35,250,391 and 35,250,391 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	35,250	35,250
Additional paid-in capital	4,975,686	4,975,686
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(7,752,714)	(7,829,104)
Total 3Pea International, Inc.'s stockholders' deficit	(2,891,778)	(2,968,168)
Noncontrolling interest	57,378	57,383
Total stockholders' deficit	(2,834,400)	(2,910,785)

Total liabilities and stockholders' deficit	$7,493,276	$7,096,823

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	For the three month ended March 31,
	2012	2011

Revenues	$1,484,592	$937,569

Cost of revenues	1,221,805	750,987

Gross profit	262,787	186,582

Operating expenses
Depreciation and amortization	16,826	11,695
Selling, general and administrative	153,733	152,730

Total operating expenses	170,559	164,425

Income from operations	92,228	22,157

Other expense
Interest expense	(15,843)	(15,799)
Total other expense	(15,843)	(15,799)

Income before provision for income taxes and noncontrolling interest	76,385	6,358

Provision for income taxes	-	-

Net income before noncontrolling interest	76,385	6,358

Net (loss) attributable to the noncontrolling interest	(5)	(84)

Net income attributable to 3Pea International, Inc.	$76,390	$6,442

Net income per common share - basic	$0.00	$0.00

Weighted average common shares outstanding - basic	35,250,391	35,247,093

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

	Stockholders' Deficit Attributable to 3Pea International, Inc.
	Common Stock		Additional	Treasury Stock	Accumulated	Non- controlling	Total Stockholders'
	Shares	Amount	Paid-in Capital	Amount	Deficit	Interest	Deficit

Balance, December 31, 2011	35,250,391	35,250	4,975,686	(150,000)	(7,829,104)	57,383	(2,910,785)

Net income	-	-	-	-	76,390	(5)	76,385

Balance, March 31, 2012	35,250,391	$35,250	$4,975,686	$(150,000)	$(7,752,714)	$57,378	$(2,834,400)

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$76,390	$6,442
Adjustments to reconcile net income to net cash provided by operating activities:
Change in noncontrolling interest	(5)	(84)
Depreciation and amortization	16,826	11,695
Merger expense - stock based		7,759
Changes in operating assets and liabilities:
Change in restricted cash	267,022	1,458,135
Change in prepaid expenses	3,970	--
Change in accounts receivable	(54,377)	1,582,542
Change in accounts payable and accrued liabilities	61,546	(1,533,700)
Change in customer card funding	(267,022)	(1,458,134)
Net cash provided by operating activities	104,350	74,655

Cash flows from investing activities:
Purchase of fixed assets	(25,350)	-
Purchase of intangible assets	(35,495)	(32,950)
Net cash used in investing activities	(60,845)	(32,950)

Cash flows from financing activities:
Payments on notes payable	(8,500)	--
Net cash used in financing activities	(8,500)	--

Net change in cash	35,005	41,705
Cash, beginning of period	63,826	42,214

Cash, end of period	$98,831	$83,919

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2011. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

About 3PEA International, Inc.

3PEA International, Inc. is a payment solutions company which currently focuses on providing prepaid debit program management and processing services. 3PEA provides a card processing platform consisting of proprietary systems and innovative software applications. 3PEA develops prepaid card programs for healthcare reimbursement payments, pharmaceutical assistance, corporate and incentive rewards, and are expanding into payroll cards, general purpose re-loadable cards, travel cards, and expense reimbursement cards. 3PEA cards are offered to end users through our relationships with bank issuers.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized.  Any fees paid up front are deferred until such time such services have been considered rendered.  As of March 31, 2012 and December 31, 2011, there are no deferred revenues recorded.

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

2.	FIXED ASSETS

Fixed assets consist of the following:

	As of March 31, 2012	As of December 31, 2011
Equipment	$500,205	$477,796
Software	257,092	257,092
Furniture and fixtures	60,921	60,921
Leasehold equipment	17,721	14,780
	835,939	810,589
Less: accumulated depreciation	737,925	721,869
Fixed assets, net	$98,014	$88,720

3.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of March 31, 2012	As of December 31, 2011
Patents and trademarks	$33,465	$33,465
Platform development	195,874	160,379
	229,339	193,844
Less: accumulated amortization	(22,839)	(22,069)
Intangible assets, net	$206,500	$171,775

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.	COMMON STOCK

At March 31, 2012, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 35,250,391 shares of common stock, and no shares of preferred stock.

2012 Transactions:  During the three months ended March 31, 2012, the Company issued no shares.

2011 Transactions: During the quarter ended March 31, 2011, the Company issued 3,572 shares of common stock to a shareholder of  Wow Technologies, Inc. valued at $0.22 per share.  The shares were valued at the market price of our common stock on the date of issuance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contains or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products in a variety of market niches. Our proprietary platform is scalable and customizable, delivering cost benefits and revenue building opportunities to partners. We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with banking partners and card associations, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement.

Currently, the primary market for our cards is the healthcare reimbursement market, pharmaceutical marketing or drug sampling market, and corporate incentive card market, although we are expanding into other markets for stored value cards, including, pharmacy benefits cards, payment distribution and reimbursement cards and payroll cards. In the fourth quarter of 2011, we completed integration and launch of an incentive reward program targeting donation centers. We anticipate steady growth of these programs over the next twenty four months having launched eight donation centers to date with approximately twenty five donation centers targeted for 2012.

During the fourth quarter of 2011, we certified our newest card processing platform. Our platform expansion related primarily to the design and development of our processing systems and related software applications and card management platform. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of our customers, and to enhance the capabilities surrounding our infrastructure. In addition, we intend to offer products and services that are compatible with new and emerging delivery channels.

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

To date, we have focused on extensive development and limited sales activities in each of our target markets, as well as putting in place the infrastructure and processes to be able to scale the business successfully. Historically, most of the company’s sales have resulted from prospects contacting us based on an online search. However, the company plans to devote more extensive resources to sales and marketing activities in the future.  We sell our products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities.

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

Results of Operations

Three Months ended March 31, 2012 and 2011

Revenues for the three months ended March 31, 2012 were $1,484,592, an increase of $547,023 compared to the same period in the prior year, when revenues were $937,569. The increase in revenue is due to increased processing and the launch of eight donation centers utilizing a new incentive rewards programs during the first quarter which we believe will contribute to an increase in overall revenues for 2012.  Our pharmaceutical marketing cards continue to make up a majority of our revenues and will continue to do so for the next 24 months. Over the longer term, we expect our revenues to trend upward as the economy improves and as we roll out additional debit card products utilizing our processing platform.

Cost of revenues for the three months ended March 31, 2012 were $1,221,805, an increase of $470,818 compared to the same period in the prior year, when cost of revenues were $750,987. Cost of revenues constituted approximately 82% and 80% of total revenues in 2012 and 2011, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Our revenues and cost of revenues from our pharmaceutical marketing cards, which is our primary line of business, fluctuate widely due to a variety of factors beyond our control.  The pharmaceutical companies often do not distribute the debit cards via their pharmaceutical sales representatives to various end points for distribution until days, weeks or months after it creates a program, often with little advance warning to us. We also experience dramatic usage swings based on collateral marketing efforts by the pharmaceutical companies, such as print, web, radio and television advertising campaigns that run in association with one of our card programs. Constant variations in program start and stop dates, variations in program timelines which range anywhere between six and thirty six months, and variations in program characteristics such as the monetary value of the load, all contribute to provide dramatic swings in the revenue generated from the programs.  As a result, our revenues and cost of revenues do not correlate neatly to the number of cards in circulation or even the number of programs that are active at any given time.

Gross profit for the three months ended March 31, 2012 was $262,787, an increase of $76,205 compared to the same period in the prior year, when gross profit was $186,582. Our overall gross profit percentage approximated 18% and 20% during the fiscal years 2012 and 2011 which is consistent with our overall expectations.

Selling, general and administrative expenses for the three months ended March 31, 2012 were $153,733, a decrease of $1,003 compared to the same period in the prior year, when selling, general and administrative expenses were $152,730.  The nominal increase is consistent with our overall expectations.

In the three months ended March 31, 2012, we recorded operating income of $92,228, as compared to operating income of $22,157 in the same period in the prior year, an improvement of $70,071.

Other income (expense) for the three months ended March 31, 2012 was ($15,843), an increase in net other income (expense) of $44 compared to the same period in the prior year when other income (expense) was ($15,799).  The overall increase in net other income (expense) in 2012 is consistent with our overall debt.

Our net income for the three months ended March 31, 2012 was $76,385, an increase of $70,027 compared to the same period in the prior year, when we recorded a net income of $6,358.  The increase in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Net cash provided by (used) in operating activities	$104,350	$74,655
Net cash provided by (used) in investing activities	(60,845)	(32,950)
Net cash provided by (used) in financing activities	(8,500)	--
Net (decrease) increase in unrestricted cash and cash equivalents	35,005	41,705

Comparison of Three months ended March 31, 2012 and 2011

During the three months ended March 31, 2012 and 2011, we financed our operations primarily through internally generated funds.

Operating activities provided $104,350 of cash in 2012, as compared to $74,655 of cash in the same period in the prior year. Major non-cash items that affected our cash flow from operations in 2012 were non-cash charges of $16,826 for depreciation and amortization. Our operating assets and liabilities provided $11,139 of cash, most of which resulted from an increase in our accrual for accounts payable of $61,546, offset by an increase in accounts receivable of $54,377 and a decrease in prepaid expenses of $3,970. Major non-cash items that affected our cash flow from operations in 2011 were non-cash charges of $11,695 for depreciation and amortization.  Our operating assets and liabilities provided $48,843 of cash, which resulted from an increase in collections from accounts receivable of $1,582,542 offset by a decrease in accounts payable of $1,533,700.

Investing activities used $60,845 of cash in 2012, as compared to $32,950 of cash used in 2011, all of which primarily related to the enhancement of the processing platform used in our business.

Financing activities used $8,500 of cash in 2012 as compared to $-0- of cash in 2011. In 2012, our use of cash from financing activities consisted of the repayment of certain loans.

Sources of Financing

In both 2012 and 2011, our operations were focused on developing our pharmaceutical debit card, which were financed largely from notes issued in 2008.  In 2009, revenues from our pharmaceutical debit card reached the point that we were able to operate at a breakeven level from operations.

We believe that our available cash on hand at March 31, 2012 of $98,831 and revenues anticipated for the remainder of 2012 will be sufficient to sustain our operations for the next twelve months, provided that we are not required to pay any material amount of our delinquent accounts payable, accrued interest or our current notes payable. We plan to request that some of our creditors convert their debt into equity to improve our financial position.  We are also seeking to raise additional capital during the next twelve months through an equity offering to high net worth and institutional investors. However, at this time we do not have an agreement with a broker-dealer to raise money for us and we do not have commitments from any investors.  There is no assurance we will be able to obtain additional capital, or obtain the capital on acceptable terms and conditions.  We plan to use the proceeds to finance our entry into other markets for our debit cards, and to repay indebtedness.  Our failure to obtain new capital will delay our entry into new markets, but will not jeopardize our ability to remain in business.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012 .  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2012, no securities were issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

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

3PEA INTERNATIONAL, INC.

Date: May 14, 2012	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: May 14, 2012	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)