Form 10-Q
period 2012-06-30
3PEA INTERNATIONAL, INC.
filed 2012-08-13
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,585,891 shares as of July 16, 2012.

1

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2012 AND DECEMBER 31, 2011

(UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS

Current assets
Cash	$117,621	$63,826
Cash Restricted	5,450,084	5,514,661
Accounts Receivable	2,107,178	1,250,320
Prepaid Expenses	–	3,970
Other receivables	4,125	–
Total current assets	7,679,008	6,832,777

Fixed assets, net	86,737	88,720

Intangible and other assets
Deposits	3,551	3,551
Intangible assets, net	249,992	171,775

Total assets	$8,019,288	$7,096,823

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$2,578,742	$2,001,047
Customer card funding	5,450,084	5,514,661
Notes payable- related parties	538,000	538,000
Convertible note payable	10,000	10,000
Notes payable	264,400	1,943,900
Total current liabilities	8,841,226	10,007,608

Long-term liabilities
Notes payable, non-current portion	–	–
Total long Term liabilities	–	–

Total liabilities	8,841,226	10,007,608
Stockholders' deficit
Common stock; $0.001 par value; 150,000,000 shares authorized,38,585,891 and 35,250,391 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	38,586	35,250
Additional paid-in capital	5,504,045	4,975,686
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(6,271,944)	(7,829,104)
Total 3Pea International, Inc.'s stockholders' deficit	(879,313)	(2,968,168)
Noncontrolling interest	57,375	57,383
Total stockholders' deficit	(821,938)	(2,910,785)

Total liabilities and stockholders' deficit	$8,019,288	$7,096,823

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	For the three months ended June 30,
	2012	2011

Revenues	$2,549,003	$665,033

Cost of revenues	2,033,264	432,174

Gross profit	515,739	232,859

Operating expenses
Depreciation and amortization	11,276	12,856
Selling, general and administrative	143,995	144,490

Total operating expenses	155,271	157,346

Income from operations	360,468	75,513

Other income (expense)
Interest expense	(15,706)	(15,857)
Gain on debt extinguishment	1,136,055	–
Total other income (expense)	1,120,349	(15,857)

Income before provision for income taxes and noncontrolling interest	1,480,817	59,656

Provision for income taxes	–	–

Net income before noncontrolling interest	1,480,817	59,656

Net income (loss) attributable to the noncontrolling interest	(3)	14

Net income attributable to 3Pea International, Inc.	$1,480,820	$59,642

Net income per common share - basic	$0.04	$0.00
Net income per common share - fully diluted	$0.04	$0.00

Weighted average common shares outstanding - basic	36,789,853	35,248,641
Weighted average common shares outstanding - fully diluted	38,329,314	35,248,641

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	For the six months ended June 30,
	2012	2011

Revenues	$4,033,595	$1,602,601

Cost of revenues	3,255,069	1,183,160

Gross profit	778,526	419,441

Operating expenses
Depreciation and amortization	28,874	23,523
Selling, general and administrative	297,096	298,262

Total operating expenses	325,970	321,785

Income from operations	452,556	97,656

Other income (expense)
Interest expense	(31,459)	(31,540)
Gain on debt extinguishment	1,136,055	–
Total other income (expense)	1,104,596	(31,540)

Income before provision for income taxes and noncontrolling interest	1,557,152	66,116

Provision for income taxes	–	–

Net income before noncontrolling interest	1,557,152	66,116

Net income (loss) attributable to the noncontrolling interest	(8)	99

Net income attributable to 3Pea International, Inc.	$1,557,160	$66,017

Net income per common share - basic	$0.04	$0.00
Net income per common share - fully diluted	$0.04	$0.00

Weighted average common shares outstanding - basic	36,038,449	35,247,887
Weighted average common shares outstanding - fully diluted	36,826,506	35,247,887

 See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

	Stockholders' Deficit Attributable to 3Pea International, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Deficit
Balance, Dec 31, 2011	35,250,391	35,250	4,975,686	(150,000)	(7,829,104)	57,383	(2,910,785)

Issuance of stock on May 18, 2012 for debt conversion at .09 share	1,500,975	1,501	133,587	–	–	–	135,088

Issuance of stock on May 18, 2012 for debt conversion at .09 share	1,834,525	1,835	163,272	–	–	–	165,107

Issuance of stock warrants for 1,834,525 shares of common stock for settlement of debt	–	–	127,325	–	–	–	127,325

Issuance of stock warrants for 1,500,975 shares of common stock for settlement of debt	–	–	104,175	–	–	–	104,175

Net income (loss)	–	–	–	–	1,557,160	(8)	1,557,152

Balance, June 30, 2012	$38,585,891	$38,586	$5,504,045	$(150,000)	$(6,271,944)	$57,375	$(821,938)

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	For the six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,557,160	$66,017
Adjustments to reconcile net income to net cash provided by operating activities:
Change in noncontrolling interest	8	(99)
Depreciation and amortization	28,874	23,523
Gain on extinguishment of debt- stock based	(1,136,055)	7,759
Changes in operating assets and liabilities:
Change in restricted cash	(64,577)	1,135,294
Change in other receivables	(4,125)	–
Change in prepaid expenses	3,970	–
Change in accounts receivable	(856,857)	1,599,383
Change in accounts payable and accrued liabilities	577,678	(1,518,794)
Change in customer card funding	64,577	(1,135,294)
Net cash provided by operating activities	170,653	177,789

Cash flows from investing activities:
Purchase of fixed assets	(25,350)	(36,130)
Purchase of intangible assets	(79,758)	(83,675)
Net cash used by investing activities	(105,108)	(119,805)

Cash flows from financing activities:
Proceeds from borrowings on notes payable	–	–
Payments on notes payable	(11,750)	(3,500)
Net cash provided by financing activities	(11,750)	(3,500)

Net change in cash	53,795	54,484
Cash, beginning of period	63,826	42,214

Cash, end of period	$117,621	$96,698

Supplemental disclosure of cash flow information:
Non Cash financing transactions:
Issuance of 3,335,500 shares of common stock and warrants in satisfaction of notes payable	$1,728,016	$–

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

Operating results for the six months period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of June 30, 2012 and December 31, 2011, there are no deferred revenues recorded.

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

2.	FIXED ASSETS

Fixed assets consist of the following:

	As of June 30, 2012	As of December 31, 2011
Equipment	$500,205	$477,796
Software	257,092	257,092
Furniture and fixtures	60,921	60,921
Leasehold equipment	17,721	14,780
	835,939	810,589
Less: accumulated depreciation	(749,202)	(721,869)
Fixed assets, net	$86,737	$88,720

3.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of June 30, 2012	As of December 31, 2011
Patents and trademarks	$33,465	$33,465
Platform development	240,137	160,379
	273,602	193,844
Less: accumulated amortization	(23,610)	(22,069)
Intangible assets, net	$249,992	$171,775

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.	COMMON STOCK

At June 30, 2012, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 38,585,891 shares of common stock, and no shares of preferred stock.

2012 Transactions: During the six months ended June 30, 2012, the Company issued 3,335,500 shares of common stock for extinguishment of debts valued at $0.09 per share (see Note 5 for further discussions). The shares were valued at the market price of our common stock on the date of issuance.

Warrants

The Company issued the following warrants at corresponding exercise price as of June 30, 2012.

Date of Issuance	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
5/31/2012	1,834,525	0.50	3 years	1,834,525
5/31/2012	1,500,975	0.50	3 years	1,500,975
	3,335,500			3,335,500

5.	GAIN ON DEBT EXTIGUISHMENT

On May 30, 2012, the Company negotiated the conversion of two debt holders’ promissory notes totaling $1,667,750 in exchange for 3,335,500 shares of the Company’s common stock and warrants for 3,335,500 shares of common stock with an exercise price of $0.50 expiring May 31, 2015. As a result of the conversion of the two debt holders’ notes, the Company recognized a gain on debt extinguishment of $1,136,055 during the three and six months ended June 30, 2012 based on the fair value of both the common stock and warrants issued. The warrants were valued at approximately $231,500 using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.09 per share; 3 year life; discount rate of 4.29%; and volatility rate of 228%.

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

Currently, the primary market for our cards is the healthcare reimbursement market, pharmaceutical marketing or drug sampling market, and corporate incentive card market, although we are expanding into other markets for stored value cards, including, pharmacy benefits cards, payment distribution and reimbursement cards and payroll cards. In the fourth quarter of 2011, we completed integration and launch of an incentive reward program targeting plasma donation centers. We anticipate steady growth of these programs over the next twenty-four months, having launched sixteen donation centers to date with approximately twenty-five donation centers targeted for 2012.

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

In order to expand into new markets, we will need to invest additional funds in technology improvements, sales and marketing expenses, and regulatory compliance costs. We are considering raising capital in a private placement to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds, but our expansion will be delayed. While we have made substantial progress converting some of our debts into equity, we still have a substantial amount of notes payable which we plan to convert into equity at some point. If we are unable to convert these notes into equity, we may be forced to use any capital we raise to reduce our indebtedness instead of costs associated with expanding our business, which will slow our rate of expansion.

Results of Operations

Three Months ended June 30, 2012 and 2011

Revenues for the three months ended June 30, 2012 were $2,549,003, an increase of $1,883,970 compared to the same period in the prior year, when revenues were $665,033. The increase in revenue is due to increased processing and the launch of eight new plasma donation centers utilizing a new incentive rewards programs during the second quarter which we believe will contribute to an increase in overall revenues for 2012.  Our pharmaceutical marketing cards continue to make up a majority of our revenues and will continue to do so for the next 24 months. Over the longer term, we expect our revenues to trend upward as the economy improves and as we roll out additional debit card products utilizing our processing platform.

Cost of revenues for the three months ended June 30, 2012 were $2,033,264, an increase of $1,601,090 compared to the same period in the prior year, when cost of revenues were $432,174. Cost of revenues constituted approximately 80% and 65% of total revenues in 2012 and 2011, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Our revenues and cost of revenues from our pharmaceutical marketing cards, which is our primary line of business, fluctuate widely due to a variety of factors beyond our control.  The pharmaceutical companies often do not distribute the debit cards via their pharmaceutical sales representatives to various end points for distribution until days, weeks or months after program implementation, often with little advance warning to us. We also experience dramatic usage swings based on collateral marketing efforts by the pharmaceutical companies, such as print, web, radio and television advertising campaigns that run in association with one of our card programs. Constant variations in program start and stop dates, variations in program timelines which range anywhere between six and thirty six months, and variations in program characteristics such as the monetary value of the load, all contribute to provide dramatic swings in the revenue generated from the programs.  As a result, our revenues and cost of revenues do not correlate neatly to the number of cards in circulation or even the number of programs that are active at any given time.

Gross profit for the three months ended June 30, 2012 was $515,739, an increase of $282,880 compared to the same period in the prior year, when gross profit was $232,859. Our overall gross profit percentage approximated 20% and 35% during the fiscal years 2012 and 2011 which is consistent with our overall expectations.

Selling, general and administrative expenses for the three months ended June 30, 2012 were $143,995, a decrease of $495 compared to the same period in the prior year, when selling, general and administrative expenses were $144,490.  The nominal increase is consistent with our overall expectations.

In the three months ended June 30, 2012, we recorded operating income of $360,468, as compared to operating income of $75,513 in the same period in the prior year, an improvement of $284,955.

Other income (expense) for the three months ended June 30, 2012 was $1,120,349, an increase in net other income (expense) of $1,136,206 compared to the same period in the prior year when other income (expense) was ($15,857).  The overall increase in net other income (expense) in 2012 is primarily due to a gain on debt extinguishment totaling $1,136,055 arising from the conversion of two outstanding promissory notes totaling $1,667,750 in exchange for a total of 3,335,500 shares of common stock and warrants for 3,335,500 shares of common stock with an exercise price of $0.50.

Our net income for the three months ended June 30, 2012 was $1,480,817, an increase of $1,421,161 compared to the same period in the prior year, when we recorded net income of $59,656. The increase in our net income is attributable to the aforementioned factors.

Six Months ended June 30, 2012 and 2011

Revenues for the six months ended June 30, 2012 were $4,033,595, an increase of $2,430,994 compared to the same period in the prior year, when revenues were $1,602,601. The increase in revenue is due to increased processing and the launch of sixteen new plasma donation centers utilizing a new incentive rewards programs during the first six months of 2012 which we believe will contribute to an increase in overall revenues for 2012.  Our pharmaceutical marketing cards continue to make up a majority of our revenues and will continue to do so for the next 24 months. Over the longer term, we expect our revenues to trend upward as the economy improves and as we roll out additional debit card products utilizing our processing platform.

Cost of revenues for the six months ended June 30, 2012 were $3,255,069, an increase of $2,071,909 compared to the same period in the prior year, when cost of revenues were $1,183,160. Cost of revenues constituted approximately 81% and 74% of total revenues in 2012 and 2011, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Our revenues and cost of revenues from our pharmaceutical marketing cards, which is our primary line of business, fluctuate widely due to a variety of factors beyond our control.  The pharmaceutical companies often do not distribute the debit cards via their pharmaceutical sales representatives to various end points for distribution until days, weeks or months after program implementation, often with little advance warning to us. We also experience dramatic usage swings based on collateral marketing efforts by the pharmaceutical companies, such as print, web, radio and television advertising campaigns that run in association with our card programs. Constant variations in program start and stop dates, variations in program timelines which range anywhere between six and thirty six months, and variations in program characteristics such as the monetary value of the load, all contribute to provide dramatic swings in the revenue generated from the programs.  As a result, our revenues and cost of revenues do not correlate neatly to the number of cards in circulation or even the number of programs that are active at any given time.

Gross profit for the six months ended June 30, 2012 was $778,526, an increase of $359,085 compared to the same period in the prior year, when gross profit was $419,441. Our overall gross profit percentage approximated 19% and 26% during the fiscal years 2012 and 2011 which is consistent with our overall expectations.

Selling, general and administrative expenses for the six months ended June 30, 2012 were $297,096, a decrease of $1,166 compared to the same period in the prior year, when selling, general and administrative expenses were $298,262.  The nominal increase is consistent with our overall expectations.

In the six months ended June 30, 2012, we recorded operating income of $452,556, as compared to operating income of $97,656 in the same period in the prior year, an improvement of $354,900.

Other income (expense) for the six months ended June 30, 2012 was $1,104,596, an increase in net other income (expense) of $1,136,136 compared to the same period in the prior year when other income (expense) was ($31,540).  The overall increase in net other income (expense) in 2012 is primarily due to a gain on debt extinguishment totaling $1,136,055 arising from the conversion of two outstanding promissory notes totaling $1,667,750 in exchange for a total of 3,335,500 shares of common stock and warrants for 3,335,500 shares of common stock with an exercise price of $0.50.

Our net income for the six months ended June 30, 2012 was $1,557,152, an increase of $1,491,036 compared to the same period in the prior year, when we recorded net income of $66,116. The increase in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011
Net cash provided by (used) in operating activities	$170,653	$177,789
Net cash provided by (used) in investing activities	(105,108)	(119,805)
Net cash provided by (used) in financing activities	(11,750)	(3,500)
Net (decrease) increase in unrestricted cash and cash equivalents	53,795	54,484

Comparison of Six months ended June 30, 2012 and 2011

During the six months ended June 30, 2012 and 2011, we financed our operations primarily through internally generated funds.

Operating activities provided $170,653 of cash in 2012, as compared to $177,789 of cash in the same period in the prior year. Major non-cash items that affected our cash flow from operations in 2012 were non-cash charges of $28,874 for depreciation and amortization and gain on debt extinguishment of $1,136,055. Our operating assets and liabilities used $279,318 of cash, most of which resulted from payments on our accounts payable of $856,857, and offset by collections from our accounts receivable of $577,694. Major non-cash items that affected our cash flow from operations in 2011 were non-cash gain on debt extinguishment of $23,523 for depreciation and amortization.  Our operating assets and liabilities provided $80,589 of cash, which resulted from collections of our accounts receivable of $1,599,383 offset by payments on our accounts payable of $1,135,294.

Investing activities used $105,108 of cash in 2012, as compared to $119,805 of cash used in 2011, all of which primarily related to the enhancement of the processing platform used in our business.

Financing activities used $11,750 of cash in 2012 as compared to $3,500 of cash in 2011. In 2012, our use of cash from financing activities consisted of the repayment of certain loans.

Sources of Financing

In both 2012 and 2011, our operations were focused on developing our pharmaceutical debit card, which were financed largely from notes issued in 2008.  In 2009, revenues from our pharmaceutical debit card reached the point that we were able to operate at a breakeven level from operations.

We believe that our available cash on hand at June 30, 2012 of $117,621 and revenues anticipated for the remainder of 2012 will be sufficient to sustain our operations for the next twelve months, provided that we are not required to pay any material amount of our accrued interest or our current notes payable. We were successful at convincing some of our larger debt holders to convert their loans into a combination of common stock and warrants in the quarter ended June 30, 2012, and we plan to request that some of our remaining creditors convert their debt into equity to improve our financial position. We are also seeking to raise additional capital during the next twelve months through an equity offering to high net worth and institutional investors. However, at this time we do not have an agreement with a broker-dealer to raise money for us and we do not have commitments from any investors. There is no assurance we will be able to obtain additional capital, or obtain the capital on acceptable terms and conditions.  We plan to use the proceeds to finance our entry into other markets for our debit cards, and to repay indebtedness. Our failure to obtain new capital will delay our entry into new markets, but will not jeopardize our ability to remain in business.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012 . Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2012, securities were issued as follows:

On May 30, 2012, the Company issued 3,335,500 shares of common stock and 3,335,500 Class A Warrants in full settlement and satisfaction of $1,667,750 of indebtedness held by two creditors. The shares and warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 promulgated thereunder.

Item 3.  Defaults upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES

None

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

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3PEA INTERNATIONAL, INC.
Date: August 13, 2012	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: August 13, 2012	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)

