Form 10-Q
period 2012-09-30
3PEA INTERNATIONAL, INC.
filed 2012-11-13
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,860,891 shares as of October 15, 2012.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS

Current assets
Cash	$202,856	$63,826
Cash Restricted	4,739,491	5,514,661
Accounts Receivable	388,027	1,250,320
Prepaid Expenses	13,750	3,970
Other receivables	8,490	–
Total current assets	5,352,614	6,832,777

Fixed assets, net	118,657	88,720

Intangible and other assets
Deposits	3,551	3,551
Intangible assets, net	287,871	171,775

Total assets	$5,762,693	$7,096,823

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$904,952	$2,001,047
Customer card funding	4,739,491	5,514,661
Notes payable-related parties	538,000	538,000
Convertible note payable	10,000	10,000
Notes payable	244,400	1,943,900
Total current liabilities	6,436,843	10,007,608

Total liabilities	6,436,843	10,007,608

Stockholders' deficit

Common stock; $0.001 par value; 150,000,000 shares authorized, 38,860,891 and 35,250,391 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	38,861	35,250
Additional paid-in capital	5,536,769	4,975,686
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(6,159,952)	(7,829,104)
Total 3Pea International, Inc.'s stockholders' deficit	(734,322)	(2,968,168)
Noncontrolling interest	60,172	57,383
Total stockholders' deficit	(674,150)	(2,910,785)

Total liabilities and stockholders' deficit	$5,762,693	$7,096,823

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	For the three months ended Sept 30,
	2012	2011

Revenues	$622,368	$278,009

Cost of revenues	307,307	90,050

Gross profit	315,061	187,959

Operating expenses
Depreciation and amortization	15,654	10,603
Selling, general and administrative	191,549	129,606

Total operating expenses	207,203	140,209

Income from operations	107,858	47,750

Other income (expense)
Interest expense	(16,248)	(15,986)
Gain on debt extinguishment	23,377	–
Total other income (expense)	7,129	(15,986)

Income before provision for income taxes and noncontrolling interest	114,987	31,764

Provision for income taxes	–	–

Net income before noncontrolling interest	114,987	31,764

Net (income) loss attributable to the noncontrolling interest	(2,796)	3

Net income attributable to 3Pea International, Inc.	$112,191	$31,767

Net income per common share - basic	0.00	0.00
Net income per common share - fully diluted	0.00	0.00

Weighted average common shares outstanding - basic	38,817,208	35,249,122
Weighted average common shares outstanding - fully diluted	38,817,208	35,249,122

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	For the nine months ended Sept 30,
	2012	2011

Revenues	$4,655,964	$1,880,610

Cost of revenues	3,562,376	1,273,211

Gross profit	1,093,588	607,399

Operating expenses
Depreciation and amortization	44,529	34,126
Selling, general and administrative	488,676	421,790

Total operating expenses	533,205	455,916

Income from operations	560,383	151,483

Other income (expense)
Interest expense	(47,874)	(47,642)
Gain on debt extinguishment	1,159,432	–
Total other income (expense)	1,111,558	(47,642)

Income before provision for income taxes and noncontrolling interest	1,671,941	103,841

Provision for income taxes	–	–

Net income before noncontrolling interest	1,671,941	103,841

Net (income) loss attributable to the noncontrolling interest	(2,789)	102

Net income attributable to 3Pea International, Inc.	$1,669,152	$103,943

Net income per common share - basic	0.05	0.00
Net income per common share - fully diluted	0.05	0.00

Weighted average common shares outstanding - basic	36,970,619	35,248,299
Weighted average common shares outstanding - fully diluted	36,970,619	35,248,299

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 31, 2012

(UNAUDITED)

	Stockholders' Deficit Attributable to 3Pea International, Inc.
	Common Stock		Additional	Treasury Stock	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Paid-in Capital	Amount	Deficit	Interest	Deficit
Balance, Dec 31, 2011	35,250,391	35,250	4,975,686	(150,000)	(7,829,104)	57,383	(2,910,785)

Issuance of stock on May 18, 2012 for debt conversion at .09 share	1,500,975	1,501	133,587	–	–	–	135,088

Issuance of stock on May 18, 2012 for debt conversion at .09 share	1,834,525	1,835	163,272	–	–	–	165,107

Issurance of stock warrants for 1,834,525 shares of common stock for settlement of debt	–	–	127,325	–	–	–	127,325

Issurance of stock warrants for 1,500,975 shares of common stock for settlement of debt	–	–	104,175	–	–	–	104,175

Issuance of stock on July 10, 2012 for signing bonus at .09 share	200,000	200	17,800	–	–	–	18,000

Issuance of stock on July 30th, 2012 for consulting services at $0.10 per share	75,000	75	7,425	–	–	–	7,500

Issuance of warrants on July 30th, 2012 for services consulting	–	–	7,499	–	–	–	7,499

Net income (loss)	–	–	–	–	1,669,152	(2,789)	1,671,941
Balance, Sept 30, 2012	38,860,891	$38,861	$5,536,769	$(150,000)	$(6,159,952)	$60,172	$(674,150)

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	For the nine months ended Sept 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,669,152	$103,943
Adjustments to reconcile net income to net cash provided by operating activities:
Change in noncontrolling interest	2,789	(102)
Depreciation and amortization	44,528	34,126
Merger expense-stock based		935
Stock based compensation	19,250	–
Gain on extinguishment of debt	(1,142,306)	–
Changes in operating assets and liabilities:
Change in restricted cash	775,170	42,420
Change in other receivables	(8,490)	–
Change in prepaid expenses	(9,780)	–
Change in accounts receivable	862,293	1,584,227
Change in accounts payable and accrued liabilities	(1,096,095)	(1,554,071)
Change in customer card funding	(775,170)	(42,420)
Net cash provided by operating activities	341,341	169,058

Cash flows from investing activities:
Purchase of fixed assets	(72,144)	(36,130)
Purchase of intangible assets	(118,417)	(122,880)
Net cash used by investing activities	(190,561)	(159,010)

Cash flows from financing activities:
Proceeds from borrowings on notes payable	–	–
Payments on notes payable	(11,750)	(5,000)
Net cash used by financing activities	(11,750)	(5,000)

Net change in cash	139,030	5,048
Cash, beginning of period	63,826	42,214

Cash, end of period	$202,856	$47,262

Supplemental disclosure of cash flow information:
Non Cash financing transactions:
Issuance of 3,335,500 shares of common stock and warrants in satisfaction of notes payable	$1,728,016	$–

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30,2012

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

Operating results for the nine months period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of September 30, 2012 and December 31, 2011, there are no deferred revenues recorded.

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

2.	FIXED ASSETS

Fixed assets consist of the following:

	As of September 30, 2012	As of December 31, 2011
Equipment	$185,740	$477,796
Software	296,034	257,092
Furniture and fixtures	61,821	60,921
Leasehold equipment	17,721	14,780
	561,316	810,589
Less: accumulated depreciation	(442,659)	(721,869)
Fixed assets, net	$118,657	$88,720

3.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of September 30, 2012	As of December 31, 2011
Patents and trademarks	$33,465	$33,465
Platform development	278,796	160,379
	312,261	193,844
Less: accumulated amortization	(24,390)	(22,069)
Intangible assets, net	$287,871	$171,775

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.	COMMON STOCK

At September 30, 2012, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 38,860,891 shares of common stock, and no shares of preferred stock. During the nine months ended September 30, 2012, the Company issued shares of common stock and warrants in the following transactions:

  On May 18, 2012, the Company issued 3,335,500 shares of common stock and warrants for 3,335,500 shares of common stock for extinguishment of debts totaling $1,667,750 (see Note 5 for further discussions). The shares were valued at the market price of our common stock on the date of issuance and the warrants were valued using the Black-Scholes options pricing model (see Note 5). The shares and warrants were collectively valued at $531,695.
  On July 10, 2012, the Company issued 200,000 shares of common stock for an employee signing bonus valued at $0.09 per share, which was the market price on the date of issuance.
  On July 30, 2012, the Company issued 75,000 shares of common stock and a warrant to purchase 75,000 shares of common stock for consulting services to be rendered over a three year period. The shares were valued at the market price of our common stock on the date of issuance and that warrants were valued using the Black-Scholes options pricing model (see Note 5). The common stock and warrant were collectively valued at $15,000 for services.

Warrants

During the nine months ended September 30, 2012, the Company issued the following warrants at corresponding exercise price as of September 30, 2012.

Date of Issuance	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
05/31/2012	1,834,525	$0.50	3 years	1,834,525
05/31/2012	1,500,975	$0.50	3 years	1,500,975
07/30/2012	75,000	$0.50	3 years	75,000
	3,410,500			3,410,500

The warrants issued on May 31, 2012 were valued at approximately $231,500 using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.09 per share; 3 year life; discount rate of 4.29%; and volatility rate of 228%.

The warrants issued on July 30, 2012 were valued at approximately $7,500 using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.10 per share; 3 year life; discount rate of 4.29%; and volatility rate of 228%.

5.	GAIN ON DEBT EXTIGUISHMENT

On May 18, 2012, the Company negotiated the conversion of two debt holders’ promissory notes totaling $1,667,750 in exchange for 3,335,500 shares of the Company’s common stock and warrants for 3,335,500 shares of common stock with an exercise price of $0.50 expiring May 31, 2015. As a result of the conversion of the two debt holders’ notes, the Company recognized a gain on debt extinguishment of $1,136,055 during the nine months ended September 30, 2012 based on the fair value of both the common stock and warrants issued. (See Note 4).

In September 30, 2012, the Company wrote-off a debenture and its related accrued interest totaling $23,377 and recognized a gain on debt extinguishment in the same amount.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

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

The Company divides prepaid cards into two general categories: corporate and consumer reloadable and non-reloadable cards.

Reloadable Cards: These types of cards are generally incentive, payroll or considered general purpose reloadable (“GPR”) cards. Payroll cards are issued to an employee by an employer to receive the direct deposit of their payroll. GPR cards can also be issued to a consumer at a retail location or mailed to a consumer after completing an on-line application. GPR cards can be reloaded multiple times with a consumer’s payroll, government benefit, a federal or state tax refund or through cash reload networks located at retail locations. Reloadable cards are generally open loop cards as described below.

Non-Reloadable Cards: These are generally one-time use cards that are only active until the funds initially loaded to the card are spent. These types of cards are gift or incentive cards. These cards may be open loop or closed loop. Normally these types of cards are used for purchase of goods or services at retail locations and cannot be used to receive cash.

These prepaid cards may be open loop, closed loop or semi-closed loop. Open loop cards can be used to receive cash at ATM locations or purchase goods or services by PIN or signature at retail locations. These cards can be used virtually anywhere that Visa® or MasterCard® is accepted. Closed loop cards can only be used at a specific merchant. Semi-closed loop cards can be used at several merchants such as a shopping mall.

The prepaid card market is one of the fastest growing segments of the payments industry in the U.S. This market has experienced significant growth in recent years due to consumers and merchants embracing improved technology, greater convenience, more product choices and greater flexibility. Prepaid cards have also proven to be an attractive alternative to traditional bank accounts for certain segments of the population, particularly those without, or who could not qualify for, a checking or savings account.

Currently, the primary market for our cards is the healthcare reimbursement market, pharmaceutical marketing or drug sampling market, and corporate incentive card market, although we are expanding into other markets for stored value cards, including, pharmacy benefits cards, payment distribution and reimbursement cards and payroll cards. In the fourth quarter of 2011, we completed integration and launch of an incentive reward program targeting plasma donation centers. We anticipate steady growth of these programs over the next twenty-four months, having launched eighteen donation centers to date.

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

In order to expand into new markets, we will need to invest additional funds in technology improvements, sales and marketing expenses, and regulatory compliance costs. We are considering raising capital in a private placement to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds, but our expansion will not be as rapid. While we have made substantial progress converting some of our debts into equity, we still have a substantial amount of notes payable which we hope to convert into equity at some point. If we are unable to convert these notes into equity, we may be forced to use any capital we raise to reduce our indebtedness instead of costs associated with expanding our business, which will slow our rate of expansion.

The Company is in the process of adding an additional bank partner to our newest processing platform and is anticipating roll out of new products with this bank in late 2012. We will work with various banks to distribute prepaid cards to consumers throughout the U.S. The Company will work with these banks to develop additional financial services for consumers, and to increase the functionality of both the programs and prepaid card usage.

Results of Operations

Three Months ended September 30, 2012 and 2011

Revenues for the three months ended September 30, 2012 were $622,368, an increase of $344,359 compared to the same period in the prior year, when revenues were $278,009. The increase in revenue is due to increased processing and the launch of several new plasma donation centers utilizing new incentive reward programs during the second quarter which we believe will contribute to an increase in overall revenues for 2012.  Our pharmaceutical marketing cards continue to make up a majority of our revenues and will continue to do so for the next 24 months. Over the longer term, we expect our revenues to trend upward as the economy improves and as we roll out additional debit card products utilizing our processing platform.

Cost of revenues for the three months ended September 30, 2012 were $307,307, an increase of $217,257 compared to the same period in the prior year, when cost of revenues were $90,050. Cost of revenues constituted approximately 49% and 32% of total revenues in 2012 and 2011, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

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

Gross profit for the three months ended September 30, 2012 was $315,061, an increase of $127,102 compared to the same period in the prior year, when gross profit was $187,959. Our overall gross profit percentage approximated 51% and 68% during the fiscal years 2012 and 2011 which is consistent with our overall expectations.

Selling, general and administrative expenses for the three months ended September 30, 2012 were $191,549, an increase of $61,943 compared to the same period in the prior year, when selling, general and administrative expenses were $129,606.  The increase is consistent with our overall expectations.

In the three months ended September 30, 2012, we recorded operating income of $107,858, as compared to operating income of $47,750 in the same period in the prior year, an improvement of $60,108.

Other income (expense) for the three months ended September 30, 2012 was $7,129, an increase in net other income (expense) of $23,115 compared to the same period in the prior year when other income (expense) was ($15,986).  The overall increase in net other income (expense) in 2012 is primarily due to a gain on debt extinguishment totaling $23,377.

Our net income for the three months ended September 30, 2012 was $112,191, an increase of $80,424 compared to the same period in the prior year, when we recorded net income of $31,767. The increase in our net income is attributable to the aforementioned factors.

Nine Months ended September 30, 2012 and 2011

Revenues for the nine months ended September 30, 2012 were $4,655,964, an increase of $2,775,354 compared to the same period in the prior year, when revenues were $1,880,610. The increase in revenue is due to increased processing and the launch of several new plasma donation centers utilizing a new incentive rewards programs during the first nine months of 2012 which we believe will contribute to an increase in overall revenues for 2012.  Our pharmaceutical marketing cards continue to make up a majority of our revenues and will continue to do so for the next 24 months. Over the longer term, we expect our revenues to trend upward as the economy improves and as we roll out additional debit card products utilizing our processing platform.

Cost of revenues for the nine months ended September 30, 2012 were $3,562,376, an increase of $2,289,165 compared to the same period in the prior year, when cost of revenues were $1,273,211. Cost of revenues constituted approximately 77% and 68% of total revenues in 2012 and 2011, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

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

Gross profit for the nine months ended September 30, 2012 was $1,093,588, an increase of $486,189 compared to the same period in the prior year, when gross profit was $607,399. Our overall gross profit percentage approximated 23% and 32% during the fiscal years 2012 and 2011 which is consistent with our overall expectations.

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $488,676, a decrease of $66,886 compared to the same period in the prior year, when selling, general and administrative expenses were $421,790.  The increase is consistent with our overall expectations.

In the nine months ended September 30, 2012, we recorded operating income of $560,383, as compared to operating income of $151,483in the same period in the prior year, an improvement of $408,900.

Other income (expense) for the nine months ended September 30, 2012 was $1,111,558, an increase in net other income (expense) of $1,159,200 compared to the same period in the prior year when other income (expense) was ($47,642).  The overall increase in net other income (expense) in 2012 is primarily due to a gain on debt extinguishment totaling $1,136,055 arising from the conversion of two outstanding promissory notes totaling $1,667,750 in exchange for a total of 3,335,500 shares of common stock and warrants for 3,335,500 shares of common stock with an exercise price of $0.50.

Our net income for the nine months ended September 30, 2012 was $1,669,152, an increase of $1,565,209 compared to the same period in the prior year, when we recorded net income of $103,943. The increase in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
Net cash provided by (used) in operating activities	$341,341	$169,058
Net cash provided by (used) in investing activities	(190,561)	(159,010)
Net cash provided by (used) in financing activities	(11,750)	(5,000)
Net (decrease) increase in unrestricted cash and cash equivalents	139,030	5,048

Comparison of Nine months ended September 30, 2012 and 2011

During the nine months ended September 30, 2012 and 2011, we financed our operations primarily through internally generated funds.

Operating activities provided $341,341 of cash in 2012, as compared to $169,058 of cash in the same period in the prior year. Major non-cash items that affected our cash flow from operations in 2012 were non-cash charges of $44,528 for depreciation and amortization and gain on debt extinguishment of $1,142,306. Our operating assets and liabilities used $252,072 of cash, most of which resulted from reductions in our accounts payable and accrued liabilities of $1,096,095, and offset by collections from our accounts receivable of $862,293. Major non-cash items that affected our cash flow from operations in 2011 were non-cash charges of $34,126 for depreciation and amortization.  Our operating assets and liabilities provided $30,156 of cash, which resulted from collections of our accounts receivable of $1,584,227 offset by payments on our accounts payable of $1,554,071.

Investing activities used $190,561 of cash in 2012, as compared to $159,010 of cash used in 2011, all of which primarily related to the enhancement of the processing platform used in our business.

Financing activities used $11,750 of cash in 2012 as compared to $5,000 of cash in 2011. In 2012, our use of cash from financing activities consisted of the repayment of certain loans.

Sources of Financing

In both 2012 and 2011, our operations were focused on developing our pharmaceutical debit card, which were financed largely from notes issued in 2008.  In 2009, revenues from our pharmaceutical debit card reached the point that we were able to operate at a breakeven level from operations.

We believe that our available cash on hand at September 30, 2012 of $202,856 and revenues anticipated for the remainder of 2012 will be sufficient to sustain our operations for the next twelve months. We were successful at convincing some of our larger debt holders to convert their loans into a combination of common stock and warrants during the nine months ended September 30, 2012, and we plan to request that some of our remaining creditors convert their debt into equity to improve our financial position. We are also seeking to raise additional capital during the next twelve months through an equity offering to high net worth and institutional investors. We plan to use the proceeds to finance our entry into other markets for our debit cards, and to ramp up business development, sales and product expansion. However, at this time we do not have an agreement with a broker-dealer to raise money for us and we do not have commitments from any investors. There is no assurance we will be able to obtain additional capital, or obtain the capital on acceptable terms and conditions.  Our failure to obtain new capital may delay our entry into new markets, but will not jeopardize our ability to remain in business nor hinder our operations.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012 . Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2012, securities were issued as follows:

On July 10, 2012, the Company issued 200,000 shares of common stock as a signing bonus. On July 30, 2012 the Company issued 75,000 shares of common stock and 75,000 Class A Warrants for consulting services. The shares and warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 promulgated thereunder.

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

3PEA INTERNATIONAL, INC.
Date: November 13, 2012	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: November 13, 2012	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)

