Form 10-K
period 2012-12-31
3PEA INTERNATIONAL, INC.
filed 2013-04-01
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-54123

3PEA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-4550154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 W. Horizon Ridge Parkway, Suite 102, Henderson, Nevada 89012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,571,272 based upon a market price of $0.08 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 38,911,606 as of March 5, 2013.

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

Business of Issuer

We are a payment solutions company providing prepaid debit program management and processing services. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through recent platform expansion. We design and process prepaid programs that run on a customized processing platform through which our customers can define the services they wish to offer cardholders. Through this platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

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

Incentive Cards : Payment made to a consumer as a reward for purchasing a product or by a company to an employee as an incentive bonus.

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

Markets and Major Customers

We have no major customers and we are not reliant on any drug or program. We manage multiple programs at any given time, consisting of millions of cards under management.

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

Employees and Consultants

At March 5, 2013, we had fourteen employees and consultants.

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

Risks Related to Our Business

Our growth rates may decline in the future.

In fiscal 2012, we experienced rapid growth as a result increased sales resulting from the continued acceptance of our pharmaceutical sampling card by the pharmaceutical industry along with growth in our plasma donation center payments solutions business. . There can be no assurance that we will be able to resume our historical growth rates in future periods. In the near term, our continued growth depends in significant part on our ability, among other things, to enter new markets and to continue to attract new pharmaceutical companies as clients, and to convince pharmaceutical companies that the distribution of debit cards is a more effective marketing tool than the distribution of actual samples. Our continued growth also depends on our ability to develop and market other debit card products that can utilize the platform that we have developed for our pharmaceutical sampling business.

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

Our relationship with various banks is currently, and will be for the foreseeable future, a critical component of our ability to conduct our business and to maintain our revenue and expense structure, because we are currently unable to issue our own cards. If we lose or do not maintain existing banking relationships, we would incur significant switching and other costs and expenses and we and users of our products and services could be significantly affected, creating contingent liabilities for us. As a result, the failure to maintain adequate banking relationships could have a material adverse effect on our business, results of operations and financial condition. Our agreement with the bank that issues our cards provide for cost and expense allocations between the parties. Changes in the costs and expenses that we have to bear under these relationships could have a material impact on our operating expenses. In addition, we may be unable to maintain adequate banking relationships or renew our agreements with the banks that currently issues our cards under terms at least as favorable to us as those existing before renewal. .

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

We may also be subject to costly litigation in the event our products and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of our management and employees. Any claim from third parties may result in limitation on our ability to use the intellectual property subject to these claims. No indication or claim of infringements has been received as of December 31, 2012.

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

Risks Related to Our Common Stock

There Is A Limited Market For Our Common Stock.

The trading market for our common stock is limited. Our common stock is dual listed on the OTCQB and OTC Bulletin Board under the symbol “TPNL” and is not eligible for trading on any national or regional securities exchange or the NASDAQ National Market. A more active trading market for our common stock may never develop, or if such a market develops, it may not be sustained.

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

Our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 61.5%of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have outstanding 38,911,606 shares of our common stock, assuming no exercise of outstanding options or warrants. None of the shares are subject to any lock-up agreements, and all are eligible for sale, subject in some cases to volume and other restrictions imposed by Rule 144. Sales of substantial amounts of our common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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
23

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

ITEM 2. PROPERTIES.

We lease 4,200 square feet of office space at 1700 W Horizon Ridge Parkway, Suite 102, Henderson, Nevada 89012, under a lease that runs through May 31, 2013 at a rate of $4,396 per month.

We lease space for our data center in Las Vegas, Nevada under a co-location agreement that has a term of 36 months ending July of 2015. The agreement provides for monthly $1,314 per month, of which $495 relates to space and the remainder is for power and other services provided under the agreement.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2012 and 2011, our common stock was traded on the OTCQB operated by OTC Markets Group, LLC under the symbol “TPNL”. The company is now fully reporting and dual listed on the OTCQB and on the OTC Bulletin Board. The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2012 and 2011.

	2012		2011
	High	Low	High	Low
First Quarter	0.14	0.08	0.24	0.10
Second Quarter	0.12	0.08	0.22	0.10
Third Quarter	0.30	0.08	0.15	0.045
Fourth Quarter	0.44	0.20	0.16	0.01

There were 491 shareholders of record of the common stock as of December 31, 2012. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2012 or 2011. Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so. There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2012, we issued the following securities:

•	On October 30, 2012 the Company negotiated the conversion of a debt holder’s promissory note totaling $25,000 in exchange for 50,000 shares of the Company’s common stock and warrants for 50,000 shares of common stock with an exercise price of $0.50 expiring October 30, 2015

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2012, we did not purchase any shares of our common stock.

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

The Company divides prepaid cards into two general categories: corporate and consumer reloadable, and non-reloadable cards.

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

During the fourth quarter of 2011, we certified our newest card processing platform. Our platform expansion related primarily to the design and development of our processing systems and related software applications and card management platform. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of our customers, and to enhance the capabilities surrounding our infrastructure. In addition, we intend to offer products and services that are compatible with new and emerging delivery channels. We anticipate the launch of our new platform in the first quarter of 2013.

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

To date, we have focused on extensive development and limited sales activities in each of our target markets, as well as putting in place the infrastructure and processes to be able to scale the business successfully. This includes the design and development of a fully integrated IVR system and in house call center of which we anticipate taking live sometime in the first quarter of 2013. The company plans to devote more extensive resources to sales and marketing activities in the near future. We sell our products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities.

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

The Company is in the process of adding an additional bank partner to our newest processing platform and is anticipating roll out of new products with this bank in early 2013. We will work with various banks to distribute prepaid cards to consumers throughout the U.S. The Company will work with these banks to develop additional financial services for consumers, and to increase the functionality of both the programs and prepaid card usage.

Results of Operations

Fiscal Years Ended December 31, 2012 and 2011

Revenues for the year ended December 31, 2012 were $6,700,388, an increase of $3,400,175 compared to the year ended December 31, 2011, when revenues were $3,300,213. The increase in revenue is due to two factors: the first factor being the launch of several new card programs during 2012; and the second factor due to an increase in processing, program management, development, fulfillment and customer service fees compared to the prior year. We expect our revenues to continue to trend upward as the economy improves and as we roll out additional debit card programs utilizing our newest processing platform, diversify our product line and increase the number of support services offered to our customers.

Cost of revenues for the year ended December 31, 2012 were $5,305,359, an increase of $2,902,234 compared to the year ended December 31, 2011, when cost of revenues were $2,403,125. Our costs of revenues have increased primarily due to an increase in transaction processing fees. Cost of revenues constituted approximately 79% and 74% of total revenues in 2012 and 2011, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Our revenues and cost of revenues from our pharmaceutical marketing cards fluctuate widely due to a variety of factors beyond our control. The pharmaceutical companies often do not distribute the debit cards via their pharmaceutical sales representatives to various end points for distribution until days, weeks or months after they create a program, often with little advance warning to us. We also experience dramatic usage swings based on collateral marketing efforts by the pharmaceutical companies, such as print, web, radio and television advertising campaigns that run in association with one of our card programs. Constant variations in program start and stop dates, variations in program timelines which range anywhere between six and thirty six months, and variations in program characteristics such as the monetary value of the load, all contribute to provide dramatic swings in the revenue generated from the programs.  As a result, our revenues and cost of revenues do no correlate neatly to the number of cards in circulation or even the number of programs that are active at any given time.

Gross profit for the year ended December 31, 2012 was $1,359,029, an increase of $488,941 compared to the year ended December 31, 2011, when gross profit was $870,088. Our overall gross profit percentage approximated 21% and 26% during the fiscal years 2012 and 2011 which is consistent with our overall expectations.

Selling, general and administrative expenses for the year ended December 31, 2012 were $760,928, an increase of $213,234 compared to the year ended December 31, 2011, when selling, general and administrative expenses were $547,694. The increase in selling, general and administrative expenses was consistent with our expectations of increased staffing and technological expenses relating to launch of several new programs. We anticipate selling, general and administrative to increase as we continue to ramp up our investment in new technologies, IT staffing and infrastructure as our overall revenues increase.

In the fiscal year ended December 31, 2012, we recorded an operating income of $574,851, as compared to an operating income of $278,886 in the fiscal year ended December 31, 2011, and improvement of $295,965.

Other income (expense) for the year ended December 31, 2012 was $1,233,723, an increase in net other income of $1,297,423 compared to the prior year ended December 31, 2011 when other (expense) was $(63,700). The overall increase in net other income (expense) in 2012 is primarily due to a gain on debt extinguishment totaling $1,295,879.

Our net income for the year ended December 31, 2012 was $1,816,861, an increase of $1,601,570 compared to the year ended December 31, 2011, when we recorded a net income of $215,291. The overall change in net income is attributable to the aforementioned factors.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011
Net cash provided by operating activities	$2,055,152	$225,922
Net cash (used in) investing activities	(234,317)	(199,310)
Net cash (used in) financing activities	(11,750)	(5,000)
Net increase in unrestricted cash and cash equivalents	$1,809,085	$21,612

Comparison of Fiscal 2012 and 2011

In fiscal 2012 and 2011, we financed our operations primarily through internally generated funds.

Operating activities provided $2,055,152 of cash in 2012, as compared to $225,922 of cash in fiscal 2011. Major non-cash items that affected our cash flow from operations in 2012 were non-cash gain on extinguishment of debts of $1,295,879. Our operating assets and liabilities provided $1,397,832 of cash, most of which resulted from an increase in collections of our accounts receivable of $1,168,987, and a decrease in our payables and accrued liabilities of $240,925.

Investing activities used $234,317 of cash in 2012, as compared to $199,310 of cash in 2011, all of which related to platform expansion and the purchase of equipment used in our business.

Financing activities supplied (used) ($11,750) of cash in 2012 as compared to ($5,000) of cash in 2011. Substantially all of the cash used in financing activities both years was from the repayment of notes payable.

Liquidity and Sources of Financing

In both 2012 and 2011, our operations were focused on developing our payment platform, which was financed from operations.

We believe that our available cash on hand at December 31, 2012 of $1,872,911 and revenues anticipated for 2013 will be sufficient to sustain our operations for the next twelve months. We were successful at convincing some of our larger debt holders to convert their loans into a combination of common stock and warrants during 2012, and we plan to request that some of our remaining creditors convert their debt into equity to improve our financial position. We will seek to obtain additional capital during the next twelve months through an equity offering.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2012, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Mark Newcomer, our chief executive officer, and Arthur De Joya, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2012 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9A(T). controls and procedures.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
Mark R. Newcomer	47	President & CEO, Chairman, Director
Arthur De Joya	47	CFO
Christopher E. Newcomer	51	CTO
David R. Weiler	57	Director
Daniel H. Spence	49	CIO, Director
Anthony E. DePrima, Esq.	73	Secretary, Director

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

Board Of Directors

Our board currently consists of four directors. During 2012, our board of directors had 5 meetings. All directors attended every meeting held during the time in which they served as directors. There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended 2012, the officers and directors were current on their filling obligations.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $	Stock Grant $ (1)	Total $

Mark Newcomer, President & CEO	2012	$144,000	$10,433	$154,433
	2011	$95,000	$–	$95,000

(1) In August 2012, the Company granted a total of 5,000,000 shares of common stock to various officers and directors of the Company with a total value of $680,000 or $0.14 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000,00 shares granted have a vesting period of 5 years of which four months have vested with an approximate value of $52,000 for the year ended December 31, 2012 and which a payable has been recorded for the same vested amount as of December 31, 2012. As of December 31, 2012, none of the 5,000,000 shares granted have been issued.

Employment Agreements

We do not have any employment agreements with our officers.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Grants ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Weiler	–	$5,216	–	–	–	$8,000	$13,216
Daniel Spence	–	$10,433	–	–	–	$87,500	$97,933
Anthony DePrima	–	$5,216	–	–	–	–	$5,216

We do not have any policy regarding compensation of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 05, 2011, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Mark Newcomer (2)	7,136,027	18%

Daniel H. Spence (2)	6,636,027	16.8%

David R. Weiler (2)	3,752,964	9.5%

Cynthia Korte 6929 E Hayden Rd, Suite C-4 PBM #487 Scottsdale, AZ 85250	2,442,000	6.2%

Anthony E. DePrima (2)	2,308,177	5.8%

Arthur De Joya (2)	1,176,027	3.0%

Christopher E. Newcomer (2)	1,126,027	2.5%

All Officers and Directors as a Group	22,135,249	56%

(1) Based upon 38,911,606 shares of Common Stock issued and outstanding as of March 5, 2013 and 630,137 shares vested from the 5,000,000 shares granted in August 2012, but not issued as of March 31,2013.

(2) The address for the shareholder is 1700 W Horizon Ridge Pkwy, Ste 102, Henderson, NV 89012.

(3) All reported shares are owned outright.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 about our outstanding compensation plans under which shares of stock have been authorized:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are indebted to Cynthia Korte in the amount of $501,000 as of December 31, 2012 and 2011 pursuant to a note that bears interest at 8.5% per annum, and which is unsecured and due on demand. Ms. Korte is a related party by virtue of her ownership of 2,442,000 shares of common stock, or 6.2% of our outstanding shares. The loan was made and the shares were issued in 2004. The indebtedness is guaranteed by Mark Newcomer, who is our Chairman and Chief Executive Officer, and Daniel Spence, who is our Chief Information Officer and one of our directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2012 and 2011, we have retained Sarna & Company as our principal accountants. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements for 2012 and 2011 was $15,000 and $12,000, respectively.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2012 and 2011 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2012 and 2011 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

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

3PEA INTERNATIONAL, INC.

Dated: April 1, 2013	By:	/s/ Mark Newcomer
Mark Newcomer, Chief Executive Officer

Dated: April 1, 2013	By:	/s/ Arthur De Joya
Arthur De Joya, Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: April 1, 2013	By:	/s/ Mark Newcomer
Mark Newcomer, Chairman and Chief Executive Officer

Dated: April 1, 2013	By:	/s/ David R. Weiler
David R. Weiler, Director

Dated: April 1, 2013	By:	/s/ Daniel Spence
Daniel Spence, Chief Information Officer, Director

Dated: April 1, 2013	By:	/s/ Anthony DePrima
Anthony DePrima, Secretary, Director

EXHIBIT A

3PEA INTERNATIONAL, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

3Pea International, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of 3Pea International, Inc. as of December 31, 2012 and December 31, 2011, and the related consolidated statements of income, stockholders' deficit, and cash flows for the years then ended. 3Pea International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3Pea International, Inc., as of December 31, 2012 and December 31, 2011, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in The United States of America.

/s/ Sarna & Company

Sarna & Company,

Certified Public Accountants

Thousand Oaks, California

March 30, 2013

3PEA INTERNATIONAL, INC.

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	December 31, 2012	December 31, 2011
	(Audited)	(Audited)
ASSETS
Current assets
Cash	$1,872,911	$63,826
Cash Restricted	5,050,867	5,514,661
Accounts Receivable	81,333	1,250,320
Prepaid Expenses	16,050	3,970
Total current assets	7,021,161	6,832,777

Fixed assets, net	108,938	88,720

Intangible and other assets
Deposits	3,551	3,551
Intangible assets, net	326,625	171,775

Total assets	$7,460,275	$7,096,823

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,212,312	$2,001,047
Customer card funding	5,050,867	5,514,661
Notes payable- related parties	538,000	538,000
Convertible note payable	–	10,000
Notes payable	169,400	1,943,900
Total current liabilities	7,970,579	10,007,608

Total liabilities	7,970,579	10,007,608

Commitments and contingencies	–	–

Stockholders' deficit
Common stock; $0.001 par value; 150,000,000 shares authorized, 38,911,606 and 35,250,391 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	38,912	35,250
Additional paid-in capital	5,563,931	4,975,686
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(6,012,243)	(7,829,104)
Total 3Pea International, Inc.'s stockholders' deficit	(559,400)	(2,968,168)
Noncontrolling interest	49,096	57,383
Total stockholders' deficit	(510,304)	(2,910,785)

Total liabilities and stockholders' deficit	$7,460,275	$7,096,823

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011

Revenues	$6,700,388	$3,300,213

Cost of revenues	5,305,359	2,430,125

Gross profit	1,395,029	870,088

Operating expenses
Depreciation and amortization	59,250	43,508
Selling, general and administrative	760,928	547,694

Total operating expenses	820,178	591,202

Income from operations	574,851	278,886

Other income (expense)
Interest expense	(62,156)	(63,700)
Gain on forgiveness of debts	1,295,879	–
Total other income (expense)	1,233,723	(63,700)

Income before provision for income taxes and noncontrolling interest	1,808,574	215,186

Provision for income taxes	–	–

Net income before noncontrolling interest	1,808,574	215,186

Net loss attributable to the noncontrolling interest	(8,287)	(105)

Net income attributable to 3Pea International, Inc.	$1,816,861	$215,291

Net income per common share - basic and fully diluted	$0.05	$0.00

Weighted average common shares outstanding - basic	36,526,943	35,248,827
Weighted average common shares outstanding - fully diluted	39,574,970	35,248,827

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Stockholders' Deficit Attributable to 3Pea International, Inc.
				Treasury		Non-	Total
	Common Stock		Additional	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Paid-in Capital	Amount	Deficit	Interest	Deficit

Balance, December 31, 2010	35,245,069	35,245	4,974,756	(150,000)	(8,044,396)	57,488	(3,126,906)

Issuance of stock related to share exchange with Wow Technologies $0.34 per share	5,322	5	930	–	–	–	935
Net income (loss)	–	–	–	–	215,291	(105)	215,186

Balance, December 30, 2011	35,250,391	35,250	4,975,686	(150,000)	(7,829,104)	57,383	(2,910,785)

Issuance of stock and warrants for debt conversion	3,385,500	3,386	555,309	–	–	–	558,695

Issuance of stock for services, at $0.10 per share	75,000	75	14,925	–	–	–	15,000

Issuance of stock for signing bonus, at $0.09 per share	200,000	200	17,800	–	–	–	18,000

Issuance of stock related to share exchange with Wow Technologies, $0.30 per share	715	1	211	–	–	–	212

Net income (loss)	–	–	–	–	1,816,861	(8,287)	1,808,574

Balance, December 31, 2012	38,911,606	38,912	5,563,931	(150,000)	(6,012,243)	49,096	(510,304)

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$1,816,861	$215,291
Adjustments to reconcile net income to net cash provided by operating activities:
Change in noncontrolling interest	(8,287)	(105)
Stock based expenses	85,376	935
Depreciation and amortization	59,249	43,508
Gain on extinguishment of debts	(1,295,879)	–
Changes in operating assets and liabilities:
Change in restricted cash	463,794	(1,105,593)
Change in accounts receivable	1,165,437	394,567
Change in prepaid expenses	(8,530)	–
Change in deposits	–	(3,970)
Change in accounts payable and accrued liabilities	240,925	(424,304)
Change in customer card funding	(463,794)	1,105,593
Net cash provided by operating activities	2,055,152	225,922

Cash flows from investing activities:
Purchase of fixed assets	(76,367)	(38,930)
Purchase of intangible assets	(157,950)	(160,380)
Net cash used in investing activities	(234,317)	(199,310)

Cash flows from financing activities:
Payments on notes payable-related parties	(11,750)	(5,000)
Net cash used in financing activities	(11,750)	(5,000)

Net change in cash	1,809,085	21,612
Cash, beginning of period	63,826	42,214

Cash, end of period	$1,872,911	$63,826

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2010 (AUDITED)

1.     Description of business, HISTORY and summary of significant policies

Description of business – 3PEA International, Inc. (the “Company” or “3PEA”) was incorporated on August 24, 1995 under the name of Antek International, Inc.  The Company had undergone several name changes which up through February 2006 had done business under the name of Tika Corporation.  On February 28, 2006 the Company or formerly Tika Corporation consummated a Stock Purchase Agreement (the “Agreement”) with 3Pea Technologies, Inc. (“3Pea Tech”) to acquire 100% of the outstanding capital stock of 3Pea Tech in exchange for 22,926,211 shares of the Company’s common stock (“3Pea Transaction”).  As a result, 3Pea Tech became a wholly owned subsidiary of the Company. Prior to the 3Pea Transaction, the Company was a non-operating public company with 495,809 shares of common stock issued and outstanding.  3Pea was a privately held operating company originally engaged in the developing the first consumer-oriented ATM/Debit card w/PIN Internet payment solution. The 3Pea Transaction is considered to be a capital transaction in substance, rather than a business combination. In as much, the 3Pea Transaction is equivalent to the issuance of shares by a private company (3Pea Tech) for the assets of an operational public company, accompanied by a recapitalization. The accounting for the 3Pea Transaction is treated as a reverse acquisition, except goodwill is not recorded. Accordingly, the historical financial information of the accompanying financial statements are that of 3Pea Tech which the 22,926,211 shares issued by the Company are considered the historical outstanding shares of 3Pea Tech for accounting purposes.

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

Fair value of financial instruments – FASB ASC 825.10.50, “Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered.  As of December 31, 2012 and 2011, there are no deferred revenues recorded.

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

New accounting pronouncements - In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-12 only defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. Both ASUs are effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which provides entities testing goodwill for impairment to now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective for fiscal years beginning after December 15, 2011. Our adoption of this ASU did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which converges common fair value measurement and disclosure requirements in accordance with GAAP and International Financial Reporting Standards, or IFRS. This ASU is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU did not have a material impact on our consolidated financial statements.

2.     FIXED ASSETS

Fixed assets consist of the following:

	As of December 31, 2012	As of December 31, 2011
Equipment	$188,019	$477,796
Software	297,978	257,092
Furniture and fixtures	61,821	60,921
Leasehold equipment	17,721	14,780
	565,539	810,589
Less: accumulated depreciation	456,601	721,869
Fixed assets, net	$108,938	$88,720

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of December 31, 2012	As of December 31, 2011
Patents and trademarks	$33,465	$33,465
Platform Development in Process	318,329	160,379
	351,794	193,844
Less: accumulated depreciation	25,169	22,069
Intangible assets, net	$326,625	$171,775

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.	NOTES PAYABLE – RELATED PARTIES

	As of December 31, 2012	As of December 31, 2011
Note payable due to a shareholder of the company, bearing interest at 8.5%, renewable annually upon prepayment of one year’s interest, due on demand and unsecured.	501,000	501,000
Note payable due to a director of the company and shareholder, bearing no interest, due on demand and unsecured.	21,000	21,000
Note payable due to a director of the company and shareholder, bearing no interest, due on demand and unsecured.	16,000	16,000

	$538,000	$538,000

5.     CONVERTIBLE NOTE PAYABLE

Convertible note payable as of December 31, 2011 consists of a $10,000 convertible promissory note to one individual. As of December 31, 2012, this convertible note has been written-off and recorded as a gain on debt extinguishment.

6.     NOTES PAYABLE

Notes payable consist of the following:

	As of December 31,2012	As of December 31, 2011
Note payable due to a shareholder of the company, bearing no interest, due on demand and unsecured.	$–	$1,031,500 (a)
Note payable due to a shareholder of the company, bearing no interest, due on demand and unsecured.	–	510,000 (a)
Note payable due to a shareholder of the company, bearing interest at 8%, due on demand and unsecured.	150,000	150,000
Note payable due to a shareholder of the company, bearing no interest, due on demand and unsecured.	–	128,000 (a)
Note payable due to a shareholder of the company, bearing interest at 8%, due February 2011 and unsecured.	–	50,000 (c)
Note payable due to a shareholder of the company, bearing interest at 8%, due February 2012 and unsecured.	–	25,000 (a)
Note payable due to a shareholder of the company.	19,400	19,400
Note payable due to a shareholder of the company, bearing no interest, due on demand and unsecured.	–	10,000 (a)
Note payable.	–	10,000 (b)
Note payable.	–	5,000 (b)
Note payable.	–	5,000 (b)
	169,400	1,943,900
Less: non-current portion	–	–
	$169,400	$1,943,900

(a)	During the year ended December 31, 2012, $1,704,500 of notes payable were paid with issuances of stock and warrants see notes under common stock.
(b)	During the year ended December 31, 2012 these notes payables representing debentures were revoked on 09/28/212.
(c)	During the year ended December 31, 2012 the note payable to an individual who is deceased was recorded as forgiveness of debt.

7.     COMMON STOCK

At December 31, 2012, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 38,911,606 shares of common stock, and no shares of preferred stock.

2012 Transactions: During the year ended December 31, 2012, the Company issued shares of common stock in the following transactions:

—	3,335,500 shares of common stock and warrants for 3,335,500 shares of common stock for extinguishment of debts totaling $1,667,750 (see Note 6 for further discussions). The shares were valued at the market price of our common stock on the date of issuance and warrants valued using the Black-Scholes options pricing model (see Note 8) whereby both shares and warrants collectively were valued at $531,695.

—	200,000 shares of common stock for an employee signing bonus valued at .09 per share.

—	75,000 shares of common stock for consulting services and a warrant for 75,000 shares of common stock with a total value of $15,000 for services to be rendered over a three year period.

—	715 shares of common stock for a share exchange of Wow Technologies, Inc., valued at $.30 share.

—	50,000 shares of common stock for extinguishment of debts totaling $27,000. The shares were valued at $0.27 per share.

2011 Transactions: During the year ended December 31, 2011, the Company issued shares of common stock in the following transactions:

—	5,322 shares of common stock to various shareholders of Wow Technologies, Inc. valued at $0.07 to $0.22 per share.

All shares issued (or cancelled) for services or in exchange for Wow Technologies, Inc. common stock are valued on the market price on the date issuance.

Warrants:

The Company issued the following warrants at the corresponding weighted average exercise price. As of December 31, 2012, there are no warrants outstanding.

Date of Issuance	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
May 31, 2012	1,834,525	0.50	3 years	1,834,525
May 31, 2012	1,500,975	0.50	3 years	1,500,975
July 30, 2012	75,000	0.50	3 years	75,000
October 30, 2012	50,000	0.50	3 years	50,000

	3,460,500			3,460,500

Stock Grants:

In August 2012, the Company granted a total of 5,000,000 shares of common stock to various officers and directors of the Company with a total value of $680,000 or $0.14 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares granted have a vesting period of 5 years of which four months have vested with an approximate value of $52,000 for the year ended December 31, 2012 and which a payable has been recorded for the same vested amount as of December 31, 2012. As of December 31, 2012, none of the 5,000,000 shares granted have been issued.

8.     GAIN ON DEBT EXTINGUISHMENT

On May 18, 2012, the Company negotiated the conversion of two debt holders’ promissory notes totaling $1,667,750 in exchange for 3,335,500 shares of the Company’s common stock and warrants for 3,335,500 shares of common stock with an exercise price of $0.50 expiring May 31, 2015. As a result of the conversion of the two debt holders’ notes, the Company recognized a gain on debt extinguishment of $1,136,055 during the year ended December 31, 2012 based on the fair value of both the common stock and warrants issued. The common shares were valued at $300,195 and warrants valued at approximately $231,500 using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.09 per share; 3 year life; discount rate of 2.50%; and volatility rate of 228%.

In October 30, 2012 the Company negotiated the conversion of a debt holder’s promissory note totaling $25,000 plus accrued interest of $11,778, in exchange for 50,000 shares of the Company’s common stock and warrants for 50,000 shares of common stock with an exercise price of $0.50 expiring October 30, 2015. As a result of the conversion of the debt holder’s notes, the Company recognized a gain on debt extinguishment of $9,778 during the twelve months ended December 31, 2012 based on the fair value of both the common stock and warrants issued. The common shares were valued at $13,500 and warrants valued at approximately $13,500 using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.27 per share; 3 year life; discount rate of 2.50%; and volatility rate of 555%.

During 2012, the Company wrote-off various notes and the related accrued interest approximating $150,000 and recognized a gain on debt extinguishment in the same amount.

9.     COMMITMENTS AND CONTINGENCIES

On September 14, 2007, the Company entered into a stock purchase agreement, under which it agreed to acquire Wow Technologies, Inc. (“Wow”) for up to 4,220,020 shares of common stock. The Company agreed to issue one share of its common stock for each 14 shares of Wow common stock presented for exchange. In addition, the Company agreed to allow $280,000 of convertible notes issued by Wow to convert into shares of the Company's common stock, such that Wow convertible note holders would be entitled to receive the same number of shares of Company common stock that they would have received had they converted their Wow notes into Wow common stock immediately prior to the share exchange agreement. The maximum number of shares issuable for Wow common stock and in conversion of Wow convertible notes was 4,220,020.

The Company agreed to conduct an initial closing when certificates representing at least 50.1% of ownership of Wow were presented for exchange. The Company held the initial closing in December 2007, and has continued to issue shares of its common stock in exchange for Wow common stock as certificates are presented since that date. The Company issued 2,479,826 shares, 329,711 shares, 524,688 shares, 11,430 shares, 5,322 and 715 in exchange for Wow common stock in 2007, 2008, 2009, 2010, 2011 and 2012 respectively. The Company is contingently not obligated to issue further shares for exchange after December 31, 2012.

Office lease – The Company has an operating lease for an office space that expires May 31, 2013. The monthly lease payment totals $4,396 per month. Lease payments plus common area maintenance fees for the year ended December 31, 2011 and 2012 totaled $39,803 and $44,520 respectively. Minimum office lease obligations for 2013 total $21,980.

Pending of threatened litigation – We may become involved in litigation from time to time in the ordinary course of business. However at December 31, 2012, to the best of our knowledge, no such litigation exists or is threatened.

