Form 10-Q
period 2013-03-31
3PEA INTERNATIONAL, INC.
filed 2013-05-15
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,936,606 shares as of April 30, 2013.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS

Current assets
Cash	$1,771,502	$1,872,911
Cash Restricted	4,312,313	5,050,867
Accounts Receivable	53,766	81,333
Prepaid Expenses and other assets	55,500	16,050
Total current assets	6,193,081	7,021,161

Fixed assets, net	118,212	108,938

Intangible and other assets
Deposits	3,551	3,551
Intangible assets, net	370,078	326,625

Total assets	$6,684,922	$7,460,275

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,942,615	$2,212,312
Customer card funding	4,312,313	5,050,867
Notes payable-related parties	538,000	538,000
Notes payable	169,400	169,400
Total current liabilities	6,962,328	7,970,579

Total liabilities	6,962,328	7,970,579

Stockholders' deficit
Common stock; $0.001 par value; 150,000,000 shares authorized, 38,936,606 and 38,911,606 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	38,937	38,912
Additional paid-in capital	5,570,406	5,563,931
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(5,785,838)	(6,012,243)
Total 3Pea International, Inc.'s stockholders' deficit	(326,495)	(559,400)
Noncontrolling interest	49,089	49,096
Total stockholders' deficit	(277,406)	(510,304)

Total liabilities and stockholders' deficit	$6,684,922	$7,460,275

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	For the three months ended March 31,
	2013	2012

Revenues	$2,111,037	$1,484,592

Cost of revenues	1,591,471	1,221,805

Gross profit	519,566	262,787

Operating expenses
Depreciation and amortization	10,181	16,826
Selling, general and administrative	268,604	153,733

Total operating expenses	278,785	170,559

Income from operations	240,781	92,228

Other income (expense)
Interest expense	(14,383)	(15,843)
Total other income (expense)	(14,383)	(15,843)

Income before provision for income taxes and noncontrolling interest	226,398	76,385

Provision for income taxes	–	–

Net income before noncontrolling interest	226,398	76,385

Net (income) loss attributable to the noncontrolling interest	(7)	(5)

Net income attributable to 3Pea International, Inc.	$226,405	$76,390

Net income per common share - basic	0.01	0.00
Net income per common share - fully diluted	0.01	0.00

Weighted average common shares outstanding - basic	38,927,540	35,250,391
Weighted average common shares outstanding - fully diluted	42,388,040	35,250,391

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

	Stockholders' Deficit Attributable to 3Pea International, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Deficit
Balance, December 31, 2012	38,911,606	$38,912	$5,563,931	$(150,000)	$(6,012,243)	$49,096	$(510,304)

Issuance of stock for signing bonus, $0.26 per share	25,000	25	6,475	–	–	–	6,500

Net income	–	–	–	–	226,405	(7)	226,398
Balance, March 31, 2013	38,936,606	$38,937	$5,570,406	$(150,000)	$(5,785,838)	$49,089	$(277,406)

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$226,405	$76,390
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in noncontrolling interest	(7)	(5)
Depreciation and amortization	10,181	16,826
Stock based compensation	42,679	–
Changes in operating assets and liabilities:
Change in restricted cash	738,554	267,022
Change in prepaid expenses and other assets	(39,450)	3,970
Change in accounts receivable	27,567	(54,377)
Change in accounts payable and accrued liabilities	(305,876)	61,546
Change in customer card funding	(738,554)	(267,022)
Net cash provided by (used in) operating activities	(38,501)	104,350

Cash flows from investing activities:
Purchase of fixed assets	(17,690)	(25,350)
Purchase of intangible assets	(44,218)	(35,495)
Net cash used by investing activities	(61,908)	(60,845)

Cash flows from financing activities:
Payments on notes payable	–	(8,500)
Net cash used by financing activities	–	(8,500)

Net change in cash	(100,409)	35,005
Cash, beginning of period	1,872,911	63,826

Cash, end of period	$1,771,502	$98,831

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2012. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Use of estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Restricted cash – restricted cash is a cash account controlled by the Company which funds are received related to the card programs from our customers. The Company has recorded a corresponding customer card funding liability.

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of March 31, 2013 and December 31, 2012, there were no deferred revenues recorded.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	As of March 31, 2013	As of December 31, 2012
Equipment	$199,990	$188,019
Software	297,978	297,978
Furniture and fixtures	65,118	61,821
Leasehold equipment	21,143	17,721
	584,229	565,539
Less: accumulated depreciation	(466,017)	(456,601)
Fixed assets, net	$118,212	$108,938

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of March 31, 2013	As of December 31, 2012
Patents and trademarks	$33,465	$33,465
Platform development	362,547	318,329
	396,012	351,794
Less: accumulated amortization	(25,934)	(25,169)
Intangible assets, net	$370,078	$326,625

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.     COMMON STOCK

At March 31, 2013, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 38,936,606 shares of common stock, and no shares of preferred stock.

2013 Transactions: During the three months ended March 31, 2013, the Company issued shares of common stock in the following transactions:

•	On February 1, 2013, the Company issued 25,000 shares of common stock for an employee signing bonus valued at $0.26 per share.

2012 Transactions: During the three months ended March 31, 2012, the Company issued no shares of common stock

Warrants

The Company had outstanding the following warrants at corresponding exercise prices as of March 31, 2013

Date of Issuance	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
05/31/2012	1,834,525	$0.50	3 years	1,834,525
05/31/2012	1,500,975	$0.50	3 years	1,500,975
07/30/2012	75,000	$0.50	3 years	75,000
10/30/2012	50,000	$0.50	3 years	50,000
	3,460,500			3,460,500

Stock Grants:

In February 2013, the Company granted 75,000 shares of common stock to an employee of the Company with a total value of $16,575 or $0.22 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 75,000 shares granted have a vesting period of one year of which two months have vested with an approximate value of $2,679 during the period ended March 31, 2013 for which a payable has been recorded for the same amount as of March 31, 2013. As of March 31, 2013, none of the 75,000 shares granted have been issued.

In August 2012, the Company granted a total of 5,000,000 shares of common stock to various officers and directors of the Company with a total value of $680,000 or $0.14 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares granted have a vesting period of five years of which seven months have vested as of March 31, 2013. The approximate value vested for the year ended December 31, 2012 was of $52,000 and $33,500 for the period ended March 31, 2013, for a total of $85,500 for which a payable has been recorded for the same vested amount as of December 31, 2012 and March 31, 2013. As of March 31, 2013, none of the 5,000,000 shares granted have been issued.

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

Currently, the primary market for our cards is the healthcare reimbursement market, pharmaceutical marketing or drug sampling market, and corporate incentive card market, although we are expanding into other markets for stored value cards, including, pharmacy benefits cards, payment distribution and reimbursement cards and payroll cards. In the fourth quarter of 2011, we completed integration and launch of an incentive reward program targeting plasma donation centers. We anticipate steady growth of these programs over the next twenty-four months, having launched twenty three donation centers to date.

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

To date, we have focused on extensive development and limited sales activities in each of our target markets, as well as putting in place the infrastructure and processes to be able to scale the business successfully. This includes the design and development of a fully integrated IVR system and in house call center. The company plans to devote more extensive resources to sales and marketing activities in the near future. We sell our products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities.

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

In early 2013 the Company added an additional bank partner to our newest processing platform and rolled out new products with this bank in the first quarter of 2013. The Company is currently in the process of adding an additional bank partner to our processing platform and anticipates roll out of new products with this bank in the third quarter of 2013. We will work with various banks to distribute prepaid cards to consumers throughout the U.S. The Company will work with these banks to develop additional financial services for consumers, and to increase the functionality of both the programs and prepaid card usage.

Results of Operations

Three Months ended March 31, 2013 and 2012

Revenues for the three months ended March 31, 2013 were $2,111,037, an increase of $626,445 compared to the same period in the prior year, when revenues were $1,484,592. The increase in revenue is due to the following factors: the first factor being the launch of several new card programs during the latter part of 2012; and the second factor due to an increase in processing, program management, development, fulfillment and customer service fees compared to the prior year. We expect our revenues to continue to trend upward as the economy improves and as we roll out additional debit card programs utilizing our newest processing platform, diversify our product line and increase the number of support services offered to our customers.

Cost of revenues for the three months ended March 31, 2013 were $1,591,471, an increase of $369,666 compared to the same period in the prior year, when cost of revenues were $1,221,805. Cost of revenues constituted approximately 75% and 82% of total revenues in 2013 and 2012, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

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

Gross profit for the three months ended March 31, 2013 was $519,566, an increase of $256,779 compared to the same period in the prior year, when gross profit was $262,787. Our overall gross profit percentage approximated 25% and 18% during the fiscal years 2013 and 2012 which is consistent with our overall expectations.

Selling, general and administrative expenses for the three months ended March 31, 2013 were $268,604, an increase of $114,871 compared to the same period in the prior year, when selling, general and administrative expenses were $153,733.  The increase is primarily due to additional employees related to our customer call center launched during the first quarter of 2013 which such increase is consistent with our overall expectations.

In the three months ended March 31, 2013, we recorded operating income of $240,781, as compared to operating income of $148,553 in the same period in the prior year, an improvement of $92,228.

Other income (expense) for the three months ended March 31, 2013 was $(14,383), an increase in net other income (expense) of $1,460 compared to the same period in the prior year when other income (expense) was $(15,843).  The overall increase in net other income (expense) in 2012 is primarily due to an overall reduction in debts compared to the prior year in the same period.

Our net income for the three months ended March 31, 2013 was $226,398, an increase of $150,013 compared to the same period in the prior year, when we recorded net income of $76,385. The increase in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2011
Net cash provided by (used) in operating activities	$(38,501)	$104,350
Net cash provided by (used) in investing activities	(61,908)	(60,845)
Net cash provided by (used) in financing activities	–	(8,500)
Net (decrease) increase in unrestricted cash and cash equivalents	(100,409)	35,005

Comparison of Three months ended March 31, 2013 and 2012

During the three months ended March 31, 2013 and 2012, we financed our operations primarily through internally generated funds.

Operating activities provided (used) $(38,501) of cash in 2013, as compared to $104,350 of cash in the same period in the prior year. Major non-cash items that affected our cash flow from operations in 2013 were non-cash charges of $10,181 for depreciation and amortization and stock-based compensation of $42,679. Our operating assets and liabilities used $(317,759) of cash, most of which resulted from reductions in our accounts payable and accrued liabilities of $(305,876), and offset by collections from our accounts receivable of $27,567. Major non-cash items that affected our cash flow from operations in 2012 were non-cash charges of $16,826 for depreciation and amortization.  Our operating assets and liabilities in 2012 provided $104,350 of cash.

Investing activities used $62,908 of cash in 2013, as compared to $60,845 of cash used in 2012, all of which primarily related to the enhancement of the processing platform used in our business.

Financing activities used $-0- of cash in 2013 as compared to $8,500 of cash in 2012. In 2012, our use of cash from financing activities consisted of the repayment of certain loans.

Sources of Financing

We believe that our available cash on hand at March 31, 2013 of $1,771,502 and revenues anticipated for the remainder of 2013 will be sufficient to sustain our operations for the next twelve months. We were successful at convincing some of our larger debt holders to convert their loans into a combination of common stock and warrants during 2012, and we plan to request that some of our remaining creditors convert their debt into equity to improve our financial position. We are also seeking to raise additional capital during the next twelve months through an equity offering to high net worth and institutional investors. We plan to use the proceeds to finance our entry into other markets for our debit cards, and to ramp up business development, sales and product expansion. However, at this time we do not have an agreement with a broker-dealer to raise money for us and we do not have commitments from any investors. There is no assurance we will be able to obtain additional capital, or obtain the capital on acceptable terms and conditions.  Our failure to obtain new capital may delay our entry into new markets, but will not jeopardize our ability to remain in business nor hinder our operations.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013 . Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, securities were issued as follows:

On February 1, 2013, the Company issued 25,000 shares of common stock for an employee signing bonus valued at $0.26 per share.

In February 2013, the Company agreed to issue 75,000 shares of common stock to an employee of the Company with a total value of $16,575 or $0.22 per share. The 75,000 shares granted have a vesting period of one year. As of March 31, 2013, none of the 75,000 shares granted have been issued.

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 promulgated thereunder.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  MINE SAFETY DISCLOSURES

None

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3PEA INTERNATIONAL, INC.
Date: May 14, 2013	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: May 14, 2013	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)

