Form 10-Q
period 2013-06-30
3PEA INTERNATIONAL, INC.
filed 2013-08-13
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,936,106 shares as of July 31, 2013.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS

Current assets
Cash	$865,635	$1,872,911
Cash Restricted	5,006,285	5,050,867
Accounts Receivable	118,189	81,333
Prepaid Expenses and other assets	81,838	16,050
Total current assets	6,071,947	7,021,161

Fixed assets, net	110,068	108,938

Intangible and other assets
Deposits	4,896	3,551
Intangible assets, net	416,134	326,625

Total assets	$6,603,045	$7,460,275

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,086,989	$2,212,312
Customer card funding	5,006,285	5,050,867
Notes payable-related parties	538,000	538,000
Notes payable	169,400	169,400
Total current liabilities	6,800,674	7,970,579

Total liabilities	6,800,674	7,970,579

Stockholders' deficit
Common stock; $0.001 par value; 150,000,000 shares authorized, 38,936,106 and 38,911,606 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	38,936	38,912
Additional paid-in capital	5,570,406	5,563,931
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(5,706,000)	(6,012,243)
Total 3Pea International, Inc.'s stockholders' deficit	(246,658)	(559,400)
Noncontrolling interest	49,029	49,096
Total stockholders' deficit	(197,629)	(510,304)

Total liabilities and stockholders' deficit	$6,603,045	$7,460,275

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	For the three months ended June 30,
	2013	2012
Revenues	$1,204,386	$2,549,003

Cost of revenues	799,559	2,033,264

Gross profit	404,827	515,739

Operating expenses
Depreciation and amortization	9,899	11,276
Selling, general and administrative	300,205	143,995

Total operating expenses	310,104	155,271

Income from operations	94,723	360,468

Other income (expense)
Interest expense	(14,944)	(15,706)
Gain on debt extinguishment	–	1,136,055
Total other income (expense)	(14,944)	1,120,349

Income before provision for income taxes and noncontrolling interest	79,779	1,480,817

Provision for income taxes	–	–

Net income before noncontrolling interest	79,779	1,480,817

Net (income) loss attributable to the noncontrolling interest	(60)	(3)

Net income attributable to 3Pea International, Inc.	$79,839	$1,480,820

Net income per common share - basic	0.00	0.04
Net income per common share - fully diluted	0.00	0.04

Weighted average common shares outstanding - basic	38,932,324	36,789,853
Weighted average common shares outstanding - fully diluted	43,267,824	38,329,314

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	For the six months ended June 30,
	2013	2012
Revenues	$3,315,423	$4,033,595

Cost of revenues	2,391,030	3,255,069

Gross profit	924,393	778,526

Operating expenses
Depreciation and amortization	20,080	28,874
Selling, general and administrative	568,810	297,096

Total operating expenses	588,890	325,970

Income from operations	335,503	452,556

Other income (expense)
Interest expense	(29,327)	(31,459)
Gain on debt extinguishment	–	1,136,055
Total other income (expense)	(29,327)	1,104,596

Income before provision for income taxes and noncontrolling interest	306,176	1,557,152

Provision for income taxes	–	–

Net income before noncontrolling interest	306,176	1,557,152

Net (income) loss attributable to the noncontrolling interest	(67)	(8)

Net income attributable to 3Pea International, Inc.	$306,243	$1,557,160

Net income per common share - basic	0.01	0.04
Net income per common share - fully diluted	0.01	0.04

Weighted average common shares outstanding - basic	38,932,324	36,038,449
Weighted average common shares outstanding - fully diluted	43,267,824	36,826,506

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

	Stockholders' Deficit Attributable to 3Pea International, Inc.
	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Deficit
Balance, December 31, 2012	38,911,606	$38,912	$5,563,931	$(150,000)	$(6,012,243)	$49,096	$(510,304)

Issuance of stock for signing bonus, $0.26 per share	25,000	25	6,475	–	–	–	6,500
Cancellation of shares	(500)	(1)	–	–	–	–	(1)
Net income	–	–	–	–	306,243	(67)	306,176
Balance, June 30, 2013	38,936,106	$38,936	$5,570,406	$(150,000)	$(5,706,000)	$49,029	$(197,629)

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	For the six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$306,243	$1,557,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in noncontrolling interest	(67)	8
Depreciation and amortization	20,080	28,874
Stock based compensation	83,252	–
Gain on extinguishment of debt-stock based	–	(1,136,055)
Changes in operating assets and liabilities:
Change in restricted cash	44,582	(64,577)
Change in prepaid expenses and other assets	(69,632)	(155)
Change in accounts receivable	(36,856)	(856,857)
Change in accounts payable and accrued liabilities	(1,199,577)	577,678
Change in customer card funding	(44,582)	64,577
Net cash provided by (used in) operating activities	(896,557)	170,653

Cash flows from investing activities:
Purchase of fixed assets	(19,672)	(25,350)
Purchase of intangible assets	(91,047)	(79,758)
Net cash used by investing activities	(110,719)	(105,108)

Cash flows from financing activities:
Payments on notes payable	–	(11,750)
Net cash used by financing activities	–	(11,750)

Net change in cash	(1,007,276)	53,795
Cash, beginning of period	1,872,911	63,826

Cash, end of period	$865,635	$117,621

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

Operating results for the six months period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

About 3PEA International, Inc.

3PEA International, Inc. is a payment solutions company which currently focuses on providing prepaid debit program management and processing services. 3PEA provides a card processing platform consisting of proprietary systems and innovative software applications. 3PEA develops prepaid card programs for healthcare reimbursement payments, pharmaceutical assistance, corporate and incentive rewards, and general purpose re-loadable cards, travel cards, and expense reimbursement cards. 3PEA cards are offered to end users through our relationships with bank issuers.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of June 30, 2013 and December 31, 2012, there are no deferred revenues recorded.

1.     DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

The Company records all revenues on gross basis in accordance with ASC 605-45 since it is the primary obligor and establishes the price in the revenue arrangement. The Company is under no obligation for refunding any fees or has any obligations for disputed claim settlements.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	As of June 30, 2013	As of December 31, 2012
Equipment	$200,972	$188,019
Software	297,978	297,978
Furniture and fixtures	65,118	61,821
Leasehold equipment	21,143	17,721
	585,211	565,539
Less: accumulated depreciation	475,143	456,601
Fixed assets, net	$110,068	$108,938

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of June 30, 2013	As of December 31, 2012
Patents and trademarks	$33,465	$33,465
Platform development in process	409,376	318,329
	442,841	351,794
Less: accumulated amortization	26,707	25,169
Intangible assets, net	$416,134	$326,625

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.     COMMON STOCK

At June 30, 2013, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 38,936,106 shares of common stock, and no shares of preferred stock.

2013 Transactions: During the six months ended June 30, 2013, the Company issued shares of common stock in the following transactions:

•	On February 1, 2013, the Company issued 25,000 shares of common stock for an employee signing bonus valued at $0.26 per share.
•	On April 14, 2013, 500 shares were cancelled by request of an individual investor, valued less than $1.00.

2012 Transactions: During six months ended June 30, 2012, the Company issued shares of common stock in the following transactions:

—	3,335,500 shares of common stock and warrants for 3,335,500 shares of common stock for extinguishment of debts totaling $1,667,750 . The shares were valued at the market price of our common stock on the date of issuance and warrants valued using the Black-Scholes options pricing model whereby both shares and warrants collectively were valued at $531,695.

Warrants

As of June 30, 2013, the Company had outstanding the following warrants:

Date of Issuance	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
05/31/2012	1,834,525	$0.50	3 years	1,834,525
05/31/2012	1,500,975	$0.50	3 years	1,500,975
07/30/2012	75,000	$0.50	3 years	75,000
10/30/2012	50,000	$0.50	3 years	50,000
	3,460,500			3,460,500

Stock Grants:

In February 2013, the Company granted 75,000 shares of common stock to an employee of the Company with a total value of $16,575 or $0.22 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 75,000 shares granted have a vesting period of one year of which five months have vested with an approximate value of $6,811 during the period ended June 30, 2013 for which a payable has been recorded for the same amount as of June 30, 2013. As of June 30, 2013, none of the 75,000 shares granted have been issued.

In August 2012, the Company granted a total of 5,000,000 shares of common stock to various officers and directors of the Company with a total value of $680,000 or $0.14 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares granted have a vesting period of five years of which ten months have vested as of June 30, 2013. The approximate value vested during the year ended December 31, 2012 and for the six month period ended June 30, 2013 was $52,000 and $67,400, respectively. As of December 31, 2012 and June 30, 2013, the Company has a recorded a payable in the amount of $52,000 and $119,400, respectively, which represents the value of the common stock that had vested as of such dates. As of June 30, 2013, none of the 5,000,000 shares granted have been issued.

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

Overview

3PEA International, Inc. is a payment solutions company that focuses on providing prepaid debit program management and processing services. Utilizing its PaySign® Platform, the Company offers customizable prepaid debit card solutions for a variety of consumer and corporate applications. As part of the Company’s customized prepaid card solutions 3Pea provides transaction processing, card creation and fulfillment, cardholder enrollment, value loading, cardholder account management, reporting and in-house customer service. 3Pea strives to provide its clients with significant time-to market, cost, scalability, reliability and security benefits.

The Company divides prepaid cards into two general categories: corporate and consumer reloadable, and non-reloadable cards.

Reloadable Cards: These types of cards are generally incentive, payroll or general purpose reloadable (“GPR”) cards. Payroll cards are issued to an employee by an employer to receive the direct deposit of their payroll. GPR cards can also be issued to a consumer at a retail location or mailed to a consumer after completing an on-line application. GPR cards can be reloaded multiple times with a consumer’s payroll, government benefit, a federal or state tax refund or through cash reload networks located at retail locations. Reloadable cards are generally open loop cards as described below.

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

Currently, the primary market for our cards is the healthcare reimbursement market, pharmaceutical marketing or drug sampling market, and corporate incentive card market, although we are expanding into other markets for stored value cards, including, pharmacy benefits cards, payment distribution and reimbursement cards and payroll cards. In the fourth quarter of 2011, we completed integration and launch of an incentive reward program targeting plasma donation centers. We anticipate steady growth of these programs over the next twenty-four months, having launched twenty five donation centers to date.

During the second quarter of 2013 we launched our newest payments platform, known as the PaySign® platform. The PaySign® platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform will allow 3Pea to significantly expand its operational capabilities, allowing 3Pea to enter new markets within the payments processing space. The PaySign® platform was designed to easily incorporate new payment technologies and applications as they evolve, keeping 3Pea at the forefront of payment innovation. The platform provides the flexibility and efficiencies that will allow 3Pea to significantly reduce the time and cost related to card program development and customization, resulting in increasing operating margins. The PaySign® platform is equipped to facilitate EMV (EuroPay, MasterCard, and Visa) smart card payment system (Chip and PIN) payments on a global basis. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of our customers, and to enhance the capabilities surrounding our infrastructure. In addition, we intend to offer products and services that are compatible with new and emerging delivery channels.

As part of our platform expansion development process, we evaluate current and emerging technology for applicability to our platform. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Our principal target markets for processing services include prepaid card issuers, retail and private-label issuers, small third-party processors, and small and mid-size financial institutions in the United States and in emerging international markets.

To date, we have focused on developing a highly scalable business model through extensive investment in technology and infrastructure. , including the design and development of a fully integrated IVR system and in house call center. The company plans to devote more extensive resources to sales and marketing activities in the near future. We sell our products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities.

In order to expand into new markets, we will need to invest additional capital in sales and marketing, technology and support services. We are considering raising capital in a private placement to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds, but our expansion will not be as rapid.

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

Results of Operations

Three Months ended June 30, 2013 and 2012

Revenues for the three months ended June 30, 2013 were $1,204,386, a decrease of $1,344,617 compared to the same period in the prior year, when revenues were $2,549,003. The decrease in revenue is primarily due to the timing of implementation and utilization of our pharmaceutical card programs, as discussed further below, which makes up the majority of our revenues. We expect our revenues to continue to trend upward as the economy improves and as we roll out additional debit card programs utilizing our PaySign® processing platform, diversify our product line and increase the number of support services offered to our customers.

Cost of revenues for the three months ended June 30, 2013 were $799,559, a decrease of $1,233,705 compared to the same period in the prior year, when cost of revenues were $2,033,264. Cost of revenues constituted approximately 66% and 80% of total revenues in 2013 and 2012, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Our revenues and cost of revenues from our pharmaceutical marketing cards fluctuate widely due to a variety of factors beyond our control. The pharmaceutical companies often do not distribute the debit cards via their pharmaceutical sales representatives to various end points for distribution until days, weeks or months after they create a program, often with little advance warning to us. We also experience dramatic usage swings based on collateral marketing efforts by the pharmaceutical companies, such as print, web, radio and television advertising campaigns that run in association with one of our card programs. Constant variations in program start and stop dates, variations in program timelines which range anywhere between six and thirty six months, and variations in program characteristics such as the monetary value of the load, all contribute to provide dramatic variances in the revenue generated from the programs.  As a result, our revenues and cost of revenues do no correlate neatly to the number of cards in circulation or even the number of programs that are active at any given time.

Gross profit for the three months ended June 30, 2013 was $404,827, a decrease of $110,912 compared to the same period in the prior year, when gross profit was $515,739. Our overall gross profit percentage approximated 34% and 20% during the fiscal years 2013 and 2012. The increase in our gross profit percentage can be attributed to a relative increase in higher margin revenue sources.

Selling, general and administrative expenses for the three months ended June 30, 2013 were $300,205, an increase of $156,210 compared to the same period in the prior year, when selling, general and administrative expenses were $143,995.  The increase is primarily due to additional costs incurred related to our card program management and customer call center which was launched during the first quarter of 2013. The increase is consistent with our overall expectations.

In the three months ended June 30, 2013, we recorded operating income of $94,723, as compared to operating income of $360,468 in the same period in the prior year, a decrease of $265,745.

Other income (expense) for the three months ended June 30, 2013 was $(14,944), a decrease in net other income (expense) of $1,135,293 compared to the same period in the prior year when other income (expense) was $1,120,349.  The overall decrease in net other income (expense) in 2012 is primarily due to gain on debt extinguishments in the prior year in the same period which is considered a non-recurring transaction.

Our net income for the three months ended June 30, 2013 was $79,839, a decrease of $1,400,981 compared to the same period in the prior year, when we recorded net income of $1,480,820. The increase in our net income is attributable to the aforementioned factors.

Six Months ended June 30, 2013 and 2012

Revenues for the six months ended June 30, 2013 were $3,315,423, a decrease of $718,172compared to the same period in the prior year, when revenues were $4,033,595. The decrease in revenue is primarily due to the timing of implementation and utilization of our pharmaceutical card programs, as discussed further below, which makes up the majority of our revenues. We expect our revenues to continue to trend upward as the economy improves and as we roll out additional debit card programs utilizing our PaySign® processing platform, diversify our product line and increase the number of support services offered to our customers.

Cost of revenues for the six months ended June 30, 2013 were $2,391,030, a decrease of $864,039 compared to the same period in the prior year, when cost of revenues were $3,255,069. Cost of revenues constituted approximately 72% and 81% of total revenues in 2013 and 2012, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Our revenues and cost of revenues from our pharmaceutical marketing cards fluctuate widely due to a variety of factors beyond our control. The pharmaceutical companies often do not distribute the debit cards via their pharmaceutical sales representatives to various end points for distribution until days, weeks or months after they create a program, often with little advance warning to us. We also experience dramatic usage swings based on collateral marketing efforts by the pharmaceutical companies, such as print, web, radio and television advertising campaigns that run in association with one of our card programs. Constant variations in program start and stop dates, variations in program timelines which range anywhere between six and thirty six months, and variations in program characteristics such as the monetary value of the load, all contribute to provide dramatic variances in the revenue generated from the programs.  As a result, our revenues and cost of revenues do no correlate neatly to the number of cards in circulation or even the number of programs that are active at any given time.

Gross profit for the six months ended June 30, 2013 was $924,393, an increase of $145,867 compared to the same period in the prior year, when gross profit was $778,526. Our overall gross profit percentage approximated 28% and 19% during the fiscal years 2013 and 2012. The increase in our gross profit percentage can be attributed to a relative increase in higher margin revenue sources.

Selling, general and administrative expenses for the six months ended June 30, 2013 were $568,810, an increase of $271,714 compared to the same period in the prior year, when selling, general and administrative expenses were $297,096.  The increase is primarily due to additional costs incurred related to our card program management and customer call center which was launched during the first quarter of 2013. The increase is consistent with our overall expectations.

In the six months ended June 30, 2013, we recorded operating income of $335,503, as compared to operating income of $452,556 in the same period in the prior year, a decrease of $117,053.

Other income (expense) for the six months ended June 30, 2013 was $(29,327), a decrease in net other income (expense) of $1,133,923 compared to the same period in the prior year when other income (expense) was $1,104,596.  The overall decrease in net other income (expense) in 2012 is primarily due to gain on debt extinguishments in the prior year in the same period which is considered a non-recurring transaction.

Our net income for the six months ended June 30, 2013 was $306,243, a decrease of $1,250,917 compared to the same period in the prior year, when we recorded net income of $1,557,160. The increase in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
Net cash provided by (used) in operating activities	$(896,558)	$170,653
Net cash provided by (used) in investing activities	(110,719)	(105,108)
Net cash provided by (used) in financing activities	–	(11,750)
Net (decrease) increase in unrestricted cash and cash equivalents	(1,007,277)	53,795

Comparison of Six months ended June 30, 2013 and 2012

During the six months ended June 30, 2013 and 2012, we financed our operations primarily through internally generated funds.

Operating activities provided (used) $(896,558) of cash in 2013, as compared to $170,653 of cash in the same period in the prior year. Major non-cash items that affected our cash flow from operations in 2013 were non-cash charges of $20,080 for depreciation and amortization and stock-based compensation of $83,252. Our operating assets and liabilities used $(1,306,066) of cash, most of which resulted from reductions in our accounts payable and accrued liabilities of $(1,199,577). Major non-cash items that affected our cash flow from operations in 2012 were non-cash charges of $28,874 for depreciation and amortization.  Our operating assets and liabilities in 2012 used $(279,179) of cash, most of which resulted from an increase in accounts receivable of $856,857, offset by an increase in accounts payable of $577,678.

Investing activities used $110,719 of cash in 2013, as compared to $105,108 of cash in 2012, all of which was related to the enhancement of the PaySign® platform.

Financing activities used $-0- of cash in 2013 as compared to $11,750 of cash in 2012. In 2012, our use of cash from financing activities consisted of the repayment of certain loans.

Sources of Financing

We believe that our available cash on hand at June 30, 2013 of $865,635 and revenues anticipated for the remainder of 2013 will be sufficient to sustain our operations for the next twelve months. We were successful at convincing some of our larger debt holders to convert their loans into a combination of common stock and warrants during 2012, and we plan to request that some of our remaining creditors convert their debt into equity to improve our financial position. We are also seeking to raise additional capital during the next twelve months through an equity offering to high net worth and institutional investors. We plan to use the proceeds to finance our entry into other markets for our debit cards, and to ramp up business development, sales and product expansion. We recently entered into an agreement with a capital market advisor to raise money for us, but we do not have commitments from any investors at this time and do not even know the terms under which we may be able to raise capital. There is no assurance we will be able to obtain additional capital, or obtain the capital on acceptable terms and conditions.  Our failure to obtain new capital may delay our entry into new markets, but will not jeopardize our ability to remain in business nor hinder our operations.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013 . Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3PEA INTERNATIONAL, INC.

Date: August 13, 2013	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: August 13, 2013	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)

