Form 10-Q
period 2013-09-30
3PEA INTERNATIONAL, INC.
filed 2013-11-14
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,936,106 shares as of October 31, 2013.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

	September 30, 2013	December 31, 2012

ASSETS

Current assets
Cash	$498,167	$1,872,911
Cash Restricted	5,430,013	5,050,867
Accounts Receivable	58,216	81,333
Prepaid Expenses and other assets	141,661	16,050
Total current assets	6,128,057	7,021,161

Fixed assets, net	112,360	108,938

Intangible and other assets
Deposits	4,895	3,551
Intangible assets, net	446,381	326,625

Total assets	$6,691,693	$7,460,275

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$847,567	$2,212,312
Customer card funding	5,430,013	5,050,867
Notes payable-related parties	535,000	538,000
Notes payable	169,400	169,400
Total current liabilities	6,981,980	7,970,579

Total liabilities	6,981,980	7,970,579

Stockholders' deficit
Common stock; $0.001 par value; 150,000,000 shares authorized, 38,936,106 and 38,911,606 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	38,936	38,912
Additional paid-in capital	5,570,406	5,563,931
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(5,798,547)	(6,012,243)
Total 3Pea International, Inc.'s stockholders' deficit	(339,205)	(559,400)
Noncontrolling interest	48,918	49,096
Total stockholders' deficit	(290,287)	(510,304)

Total liabilities and stockholders' deficit	$6,691,693	$7,460,275

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	For the three months ended September 30,
	2013	2012

Revenues	$1,061,132	$622,368

Cost of revenues	737,981	307,307

Gross profit	323,151	315,061

Operating expenses
Depreciation and amortization	10,787	15,654
Selling, general and administrative	390,033	191,549

Total operating expenses	400,820	207,203

Income from operations	(77,669)	107,858

Other income (expense)
Interest expense	(14,988)	(16,248)
Gain on debt extinguishment	–	23,377
Total other income (expense)	(14,988)	7,129

Income (loss) before provision for income taxes and noncontrolling interest	(92,657)	114,987

Provision for income taxes	–	–

Net income before noncontrolling interest	(92,657)	114,987

Net (income) loss attributable to the noncontrolling interest	110	(2,796)

Net income attributable to 3Pea International, Inc.	$(92,547)	$112,191

Net income per common share - basic	(0.00)	0.00
Net income per common share - fully diluted	(0.00)	0.00

Weighted average common shares outstanding - basic	38,951,595	38,817,208
Weighted average common shares outstanding - fully diluted	N/A	38,817,208

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	For the nine months ended September 30,
	2013	2012

Revenues	$4,376,554	$4,655,964

Cost of revenues	3,129,010	3,562,376

Gross profit	1,247,544	1,093,588

Operating expenses
Depreciation and amortization	30,868	44,529
Selling, general and administrative	958,842	488,676

Total operating expenses	989,710	533,205

Income from operations	257,834	560,383

Other income (expense)
Interest expense	(44,316)	(47,874)
Gain on debt extinguishment	–	1,159,432
Total other income (expense)	(44,316)	1,111,558

Income before provision for income taxes and noncontrolling interest	213,518	1,671,941

Provision for income taxes	–	–

Net income before noncontrolling interest	213,518	1,671,941

Net (income) loss attributable to the noncontrolling interest	178	(2,789)

Net income attributable to 3Pea International, Inc.	$213,696	$1,669,152

Net income per common share - basic	0.01	0.05
Net income per common share - fully diluted	0.01	0.05

Weighted average common shares outstanding - basic	38,933,361	36,970,619
Weighted average common shares outstanding - fully diluted	42,393,861	36,970,619

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

	Stockholders' Deficit Attributable to 3Pea International, Inc.
	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Deficit
Balance, December 31, 2012	38,911,606	$38,912	$5,563,931	$(150,000)	$(6,012,243)	$49,096	$(510,304)

Issuance of stock for signing bonus, $0.26 per share	25,000	25	6,475	–	–	–	6,500
Cancellation of shares	(500)	(1)	–	–	–	–	(1)
Net income (loss)	–	–	–	–	213,696	(178)	213,518
Balance, September 30, 2013	38,936,106	$38,936	$5,570,406	$(150,000)	$(5,798,547)	$48,918	$(290,287)

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	For the nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$213,696	$1,669,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in noncontrolling interest	(178)	2,789
Depreciation and amortization	30,868	44,528
Stock based compensation	122,960	19,250
Gain on extinguishment of debt-stock based	–	(1,159,432)
Changes in operating assets and liabilities:
Change in restricted cash	(379,146)	775,170
Change in prepaid expenses and other assets	(130,705)	(18,270)
Change in accounts receivable	23,117	862,293
Change in accounts payable and accrued liabilities	(1,477,456)	(1,078,969)
Change in customer card funding	379,146	(775,170)
Net cash provided by (used in) operating activities	(1,217,698)	341,341

Cash flows from investing activities:
Purchase of fixed assets	(31,970)	(72,144)
Purchase of intangible assets	(122,076)	(118,417)
Net cash used in investing activities	(154,046)	(190,561)

Cash flows from financing activities:
Payments on notes payable	(3,000)	(11,750)
Net cash used in financing activities	(3,000)	(11,750)

Net change in cash	(1,374,744)	139,030
Cash, beginning of period	1,872,911	63,826

Cash, end of period	$498,167	$202,856

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Operating results for the three and nine months period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of September 30, 2013 and December 31, 2012, there are no deferred revenues recorded.

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

2.	FIXED ASSETS

Fixed assets consist of the following:

	As of September 30, 2013	As of December 31, 2012
Equipment	$213,270	$188,019
Software	297,978	297,978
Furniture and fixtures	65,118	61,821
Leasehold equipment	21,143	17,721
	597,509	565,539
Less: accumulated depreciation	485,149	456,601
Fixed assets, net	$112,360	$108,938

3.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of September 30, 2013	As of December 31, 2012
Patents and trademarks	$33,465	$33,465
Platform development in process	440,405	318,329
	473,870	351,794
Less: accumulated amortization	27,489	25,169
Intangible assets, net	$446,381	$326,625

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.	COMMON STOCK

At September 30, 2013, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 38,936,106 shares of common stock, and no shares of preferred stock.

2013 Transactions: During the nine months ended September 30, 2013, the Company issued shares of common stock in the following transactions:

•	On February 1, 2013, the Company issued 25,000 shares of common stock for an employee signing bonus valued at $0.26 per share.

•	On April 14, 2013, 500 shares were cancelled by request of an individual investor, valued less than $1.00.

2012 Transactions: During the nine months ended September 30, 2012, the Company issued shares of common stock in the following transactions:

—	3,335,500 shares of common stock and warrants for 3,335,500 shares of common stock for extinguishment of debts totaling $1,667,750. The shares were valued at the market price of our common stock on the date of issuance and warrants valued using the Black-Scholes options pricing model whereby both shares and warrants collectively were valued at $531,695.

•	On July 10, 2012, the Company issued 200,000 shares of common stock for an employee signing bonus valued at $0.09 per share.

•	On July 30, 2012, the Company issued 75,000 shares of common stock for consulting services and a warrant for 75,000 shares of common stock with a total value of $15,000 for services to be rendered over a three year period.

Warrants

As of September 30, 2013, the Company had outstanding the following warrants:

Date of Issuance	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
05/31/2012	1,834,525	$0.50	3 years	1,834,525
05/31/2012	1,500,975	$0.50	3 years	1,500,975
07/30/2012	75,000	$0.50	3 years	75,000
10/30/2012	50,000	$0.50	3 years	50,000
	3,460,500			3,460,500

Stock Grants:

In February 2013, the Company granted 75,000 shares of common stock to an employee of the Company with a total value of $16,575 or $0.22 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 75,000 shares granted have a vesting period of one year of which eight months have vested with an approximate value of $11,050 during the period ended September 30, 2013 for which a payable has been recorded for the same amount as of September 30, 2013. As of September 30, 2013, none of the 75,000 shares granted have been issued.

In August 2012, the Company granted a total of 5,000,000 shares of common stock to various officers and directors of the Company with a total value of $680,000 or $0.14 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares granted have a vesting period of five years of which thirteen months have vested as of September 30, 2013. The approximate value vested during the year ended December 31, 2012 and for the nine month period ended September 30, 2013 was $52,000 and $102,000, respectively. As of December 31, 2012 and September 30, 2013, the Company has a recorded a payable in the amount of $52,000 and $154,000, respectively, which represents the value of the common stock that had vested as of such dates. As of September 30, 2013, none of the 5,000,000 shares granted have been issued.

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

To date, we have focused on developing a highly scalable business model through extensive investment in technology and infrastructure, including the design and development of a fully integrated IVR system and in house call center. The company plans to devote more extensive resources to sales and marketing activities in the near future. We sell our products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities.

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

Results of Operations

Three Months ended September 30, 2013 and 2012

Revenues for the three months ended September 30, 2013 were $1,061,132, an increase of $438,764 compared to the same period in the prior year, when revenues were $622,368.The increase in revenue is primarily due to the increased utilization of several new card programs launched during 2012 including our prepaid card programs targeting plasma donation centers. Revenues from these programs have steadily increased in 2013 and the Company believes they will become more of a factor in the makeup of our overall revenue in the next twelve to twenty four months. We expect our revenues to continue to trend upward as the economy improves and as we roll out additional debit card programs utilizing our PaySign® processing platform, diversify our product line and increase the number of support services offered to our customers.

Cost of revenues for the three months ended September 30, 2013 were $737,981, an increase of $430,674 compared to the same period in the prior year, when cost of revenues were $307,307. Cost of revenues constituted approximately 69% and 49% of total revenues in 2013 and 2012, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense. A significant portion of the increase in cost of sales for the three months ended September 30, 2013 can be attributed to a non-recurring start-up expenditure to an independent sales organization related to one of our newer card programs approximating $200,000, which caused our cost of revenues to increase above historical norms.

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

Gross profit for the three months ended September 30, 2013 was $323,151, an increase of $8,090 compared to the same period in the prior year, when gross profit was $315,061. Our overall gross profit percentage approximated 31% and 51% during the fiscal years 2013 and 2012. The decrease in our gross profit percentage is primarily attributable to a non-recurring sales expense of $200,000 relating to one of our newer card programs.

Selling, general and administrative expenses for the three months ended September 30, 2013 were $390,033, an increase of $198,484 compared to the same period in the prior year, when selling, general and administrative expenses were $191,549.  The increase is primarily due to additional costs incurred related to our card program management and customer call center which we have ramped up during the three months ended September 30, 2013 in anticipation of increase activities from card programs launched in the prior year, including our prepaid card programs targeting plasma donation centers. Also impacting the increase were business development expenses related to our expansion into the European Union.

In the three months ended September 30, 2013, we recorded an operating (loss) of $(77,669), as compared to operating income of $107,858 in the same period in the prior year, a decrease of $185,527.

Other income (expense) for the three months ended September 30, 2013 was $(14,988), as compared to $7,129 in the three months ended September 30, 2012, a decrease in net other income (expense) of $22,117.  The overall decrease in net other income (expense) is primarily due to gain on debt extinguishments of $23,377 in the prior year, which is considered a non-recurring transaction.

Our net (loss) for the three months ended September 30, 2013 was $(92,547), a decrease of $204,738 compared to the same period in the prior year, when we recorded net income of $112,191. The increase in our net (loss) is attributable to the aforementioned factors.

Nine Months ended September 30, 2013 and 2012

Revenues for the nine months ended September 30, 2013 were $4,376,554, a decrease of $279,410 compared to the same period in the prior year, when revenues were $4,655,964. The decrease in revenue is primarily due to the timing of implementation and utilization of our pharmaceutical card programs, as discussed further below, which presently makes up the large percentage of our revenues. This decrease was partially offset by increased revenues derived from the increased utilization of several new card programs launched during 2012, including our prepaid card programs targeting plasma donation centers. Revenues from these programs have steadily increased in 2013 and the Company believes they will become more of a factor in the makeup of our overall revenue in the next twelve to twenty four months. We expect our revenues to continue to trend upward as the economy improves and as we roll out additional debit card programs utilizing our PaySign® processing platform, diversify our product line and increase the number of support services offered to our customers.

Cost of revenues for the nine months ended September 30, 2013 were $3,129,010, a decrease of $433,366 compared to the same period in the prior year, when cost of revenues were $3,562,376. Cost of revenues constituted approximately 71% and 77% of total revenues in 2013 and 2012, respectively.  Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense. The decrease in cost of revenues for the nine months ended September 30, 2013 is primarily due to a relative increase in revenues derived from the increased utilization of several new card programs launched during 2012, including our prepaid card programs targeting plasma donation centers, partially offset by a non-recurring start-up expenditure to an independent sales organization related to one of our newer card programs approximating $200,000, which caused our cost of revenues to increase above historical norms.

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

Gross profit for the nine months ended September 30, 2013 was $1,247,544, an increase of $153,956 compared to the same period in the prior year, when gross profit was $1,093,588. Our overall gross profit percentage approximated 29% and 23% during the fiscal years 2013 and 2012. The increase in our gross profit and gross profit percentage can be attributed to a relative increase in higher margin revenue sources, including several new card programs launched in 2012, including our prepaid card programs targeting plasma donation centers, partially offset by a non-recurring sales expense of $200,000 relating to one of our newer card programs in 2013.

Selling, general and administrative expenses for the nine months ended September 30, 2013 were $958,842, an increase of $470,166 compared to the same period in the prior year, when selling, general and administrative expenses were $488,676.  The increase is primarily due to additional costs incurred related to our card program management and customer call center which was launched during the first quarter of 2013 which we have further ramped up during the three months ended September 30, 2013 in anticipation of increase activities from card programs launched in the prior year. The increase was also attributable to increases in business development costs related to our expansion into the European Union. In addition, we incurred a noncash charge of approximately $102,000 relating to stock grant program initiated in August 2012. The increase is consistent with our overall expectations.

In the nine months ended September 30, 2013, we recorded operating income of $257,834, as compared to operating income of $560,383 in the same period in the prior year, a decrease of $302,549.

Other income (expense) for the nine months ended September 30, 2013 was $(44,316), as compared to $1,111,558 in the nine months ended September 30, 2012, a decrease in net other income (expense) of $1,155,874.  The overall decrease in net other income (expense) is primarily due to gain on debt extinguishments of $1,159,432 in the prior year which is considered a non-recurring transaction.

Our net income for the nine months ended September 30, 2013 was $213,696, a decrease of $1,455,456 compared to the same period in the prior year, when we recorded net income of $1,669,152. The decrease in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012
Net cash provided by (used) in operating activities	$(1,217,698)	$341,341
Net cash provided by (used) in investing activities	(154,046)	(190,561)
Net cash provided by (used) in financing activities	(3,000)	(11,750)
Net (decrease) increase in unrestricted cash and cash equivalents	(1,374,744)	139,030

Comparison of Nine months ended September 30, 2013 and 2012

During the nine months ended September 30, 2013 and 2012, we financed our operations primarily through internally generated funds.

Operating activities (used) $(1,217,698) of cash in 2013, as compared to $341,341 of cash provided in the same period in the prior year. Major non-cash items that affected our cash flow from operations in 2013 were non-cash charges of $30,868 for depreciation and amortization and stock-based compensation of $122,960. Our operating assets and liabilities used $(1,585,044) of cash, most of which resulted from reductions in our accounts payable and accrued liabilities of $(1,477,456). Major non-cash items that affected our cash flow from operations in 2012 were non-cash charges of $44,528 for depreciation and amortization, stock-based compensation of $19,250, and non-cash income of $1,142,306 from again on extinguishment of debt.  Our operating assets and liabilities in 2012 used $(252,072) of cash, most of which resulted from an increase in accounts receivable of $856,857, offset by a decrease in accounts payable of $(1,096,095).

Investing activities used $154,046 of cash in 2013, as compared to $190,561 of cash in 2012, all of which was primarily related to the enhancement of the PaySign® platform.

Financing activities used $3,000 of cash in 2013 as compared to $11,750 of cash in 2012. In both 2013 and 2012, our use of cash from financing activities consisted of the repayment of certain loans.

Sources of Financing

We believe that our available cash on hand at September 30, 2013 of $498,167 and revenues anticipated for the remainder of 2013 will be sufficient to sustain our operations for the next twelve months. We were successful at convincing some of our larger debt holders to convert their loans into a combination of common stock and warrants during 2012, and we plan to negotiate on similar terms with our remaining creditors to improve our financial position. We are also seeking to raise additional capital during the next twelve months through an equity offering to high net worth and institutional investors. We plan to primarily use the proceeds to finance our entry into other markets for our debit cards, and to ramp up business development, sales and product expansion. We recently entered into an agreement with a capital market advisor to raise money for us, but we do not have commitments from any investors at this time and do not even know the terms under which we may be able to raise capital. There is no assurance we will be able to obtain additional capital, or obtain the capital on acceptable terms and conditions.  Our failure to obtain new capital may delay our entry into new markets, but will not jeopardize our ability to remain in business nor hinder our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013 . Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES.

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

3PEA INTERNATIONAL, INC.

Date: November 14, 2013	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: November 14, 2013	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)

