Form 10-K
period 2013-12-31
3PEA INTERNATIONAL, INC.
filed 2014-03-28
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,946,367 based upon a market price of $0.33 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 38,936,106 as of March 4, 2014.

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

Business of Issuer

We are a payment solutions company providing prepaid debit program management and processing services. We provide a payment processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through the recent launch of our PaySign® platform. We design and process prepaid programs that run on the platform through which our customers can define the services they wish to offer cardholders. Through this platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

We have developed prepaid card programs for healthcare reimbursement payments, pharmaceutical co-pay assistance, corporate and incentive rewards and expense reimbursement cards. We plan to expand our product offering to include payroll cards, general purpose re-loadable cards, and travel cards. Our cards are offered to end users through our relationships with bank issuers.

In 2013 we began business development activities related to opportunities in the European Union, including the opening of a satellite office within the EU. We have identified large scale opportunities within the prepaid debit card market and are aggressively pursuing these opportunities.

Our proprietary PaySign® platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform allows 3PEA to significantly expand its operational capabilities by facilitating our entry into new markets. Through its flexibility and ease of customization. The PaySign® platform delivers cost benefits and revenue building opportunities to 3PEA and our partners.

We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and associations, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement. We have a fully staffed, in-house customer service department that operates twenty four hours per day, three hundred and sixty five days per year, which utilizes bi-lingual customer service agents, Interactive Voice Response (IVR), and two way SMS messaging to assist our clients.

To date, we have issued millions of prepaid debit cards under programs implemented for several Fortune 100 and 500 companies, including many of the top pharmaceutical manufacturers, universities and social media companies in the world

Depending on the program selected by the client, we generate the following types of revenues: setup charges; customized software development fees; data processing and report generation fees; transaction fees from each transaction by a consumer; interchange fees; fees from sourcing the debit cards used for the program; and administrative fees.

What Are Prepaid Cards?

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

While these cards work like traditional debit/credit cards and offer many of the same fraud and loss protections, they access funds pre-paid for the cardholder that have been loaded by either the cardholder, another consumer (as a gift), the government for benefits, employers/corporations for payroll, or by a corporation for rewards/incentives, or health benefits. As a non-credit payment tool, they help the users control their budget.

According to the 2013 Federal Reserve Payments Study, growth in prepaid card payments increased at the fastest rate from 2009 to 2012 when compared to credit, debit, ACH and checks. In this period prepaid debit transactions grew at a rate of 15.8% annually, reaching 9.2 billion transactions in 2012. Transactions on prepaid cards have a compounded annual growth rate (CAGR) of 30.7% in the years 2003-2012, and a CAGR of 15.8% during the 2009 to 2012 time frame.

Today, millions of Americans use network branded prepaid cards for the choice and protection they provide, including the estimated 40 million un-banked or underbanked who would not otherwise have a way to participate in our card-based economy, parents of college-aged students who want a safe and secure way to give money without the risk of running up debt, and recipients of government benefits who need an efficient way to receive their welfare payments, child support payments, food stamps or unemployment payments.

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

Corporate Incentive Cards: Payment made to a consumer or potential consumer as an incentive to, or reward for purchasing a product or by a company to an employee or agent as an incentive bonus.

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

Our Products and Services

We are a payment processor and debit card program manager, and as such, we derive our revenue from all stages of the debit card lifecycle. These revenues can include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees derived from card usage; inactivity fees; card replacement fees and program administration fees. We provide an in-house customer service center which includes live bi-lingual phone operators staffed 24/7, for incoming calls, Interactive Voice Response (IVR) and two way SMS messaging.

In the first several years of our existence we focused mainly on providing co-pay assistance prepaid cards to the pharmaceutical industry. In recent months, having built the necessary infrastructure and adding essential staff, we have increased our focus and sales efforts on corporate incentive prepaid solutions. This market segment is expected to grow to $19.5 billion by 2016, according to First Annapolis Consulting.

Incentive Rewards

Our corporate incentive cards offer businesses a practical and contemporary way to reward and motivate existing and potential customers, employees, donors and participants of clinical trials, sales professionals, agents and distributors. It is a reloadable Visa® branded product which is accepted anywhere Visa® is accepted. Key benefits of our corporate incentive cards are:

▪	Cost savings

Operating and administrative costs associated with processing checks are reduced.

▪	Co-Branding

Our clients can promote their brands as the card can include the corporate sponsor’s logo. The card itself acts as a wallet sized billboard.

▪	Customization

Our PaySign® platform allows for easy customization of our corporate incentive card programs. For example, our clients can select merchants or merchant categories which dictate where the card will be accepted. Our clients can receive customized reports, track card usage and attach surveys to the activation process to gain market intelligence.

▪	Speed

Our clients can get rewards and incentives to the intended recipients in a much quicker manner than traditional methods using our corporate incentive programs.

We can develop incentive card programs that our customers can use for a wide variety of applications, including but not limited to: Consumer rebates for large purchases or frequent buyers; trade incentives for third party distributors, new product launches and commission based sales incentives; Consumer promotions such as automobile test drives, purchase incentives, remuneration for time and effort of donating, referral programs, event giveaways and purchase incentives.

Pharmaceutical Sampling Market

Historically, one of the promotional tools utilized by pharmaceutical companies has been to provide promotional samples to physicians, which then distribute them to patients. Our card, which we market under the name "AllegianceRx Card,” is intended to replace the distribution of physical samples. Our AllegianceRx Card is an adjudicated promotional debit card that reimburses prescription drug prescribers with promotional funds at retail pharmacies nationwide.

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

Healthcare Remittance Card

We have also developed a Health Insurance Prescription Coverage Card, which operates as a financial debit card providing real time health insurance prescription drug payments from the sponsoring health insurance company to the retail pharmacy. We have recently begun marketing the card to health insurance companies.

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

Customer Service Center

In order to provide a full range of services to our customers, we offer a fully staffed, in-house Customer Service Center which is operational 24 hours a day, 7 days per week consisting of live bi-lingual phone operators for incoming calls. The PaySign® Platform provides an Interactive Voice Response (IVR), SMS alerts and a two way SMS messaging, allowing cardholders to set alerts and check their balances and history without the assistance of a live customer service operator. Our in-house customer service center provides the highest quality customer service experience for our clients as training is performed on-site by 3PEA staff, and the center performs customer service solely for our products and card programs.

Other Markets

We have identified a variety of other markets that our debit cards can be used, such as; corporate incentive or reimbursement programs, gift cards, payroll payments, government benefit payments, parental control, travel and per diem, and as a reloadable debit card for use by consumers without a traditional bank account. Our ability to expand our debit cards to other market niches is dependent on our raising capital for technology improvements and sales and marketing expenses.

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

Markets and Major Customers

We have no major customers and we are not reliant on any program. We manage multiple programs at any given time, consisting of millions of cards under management.

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

Employees and Consultants

At March 5, 2014, we had twenty-four employees and consultants.

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

Risks Related to Our Business

Our growth rates may decline in the future. In fiscal 2013, we experienced rapid growth in our corporate incentives solution business. However, this revenue growth was offset by a reduction in revenue derived from our pharmaceutical sampling card programs. This resulted in a decrease in our year over year revenue. There can be no assurance that we will be able to resume our historical growth rates in future periods. In the near term, our continued growth depends in significant part on our ability, among other things, to enter new markets and to continue to attract new clients, and to retain our current clientele. Our continued growth also depends on our ability to develop and market other debit card products that can utilize the platform that we have developed for our pharmaceutical sampling business.

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

We, the banks that issue our cards and our third party service providers receive, transmit and store confidential customer and other information in connection with our products and services. The encryption software and the other technologies we and our partners use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. The banks that issue our cards, our clients and our third-party processors also may experience similar security breaches involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties' systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.

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

Our relationship with various banks is currently, and will be for the foreseeable future, a critical component of our ability to conduct our business and to maintain our revenue and expense structure, because we are currently unable to issue our own cards. If we lose or do not maintain existing banking relationships, we would incur significant switching and other costs and expenses and we and users of our products and services could be significantly affected, creating contingent liabilities for us. As a result, the failure to maintain adequate banking relationships could have a material adverse effect on our business, results of operations and financial condition. Our agreement with the bank that issues our cards provide for cost and expense allocations between the parties. Changes in the costs and expenses that we have to bear under these relationships could have a material impact on our operating expenses. In addition, we may be unable to maintain adequate banking relationships or renew our agreements with the banks that currently issue our cards under terms at least as favorable to us as those existing before renewal. .

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

For example, a portion of our operating revenues is derived from interchange fees. The amount of interchange revenues that we earn is highly dependent on the interchange rates that Visa and MasterCard set and adjust from time to time. Interchange rates for certain products and certain issuing banks declined significantly as a result of the enactment of the Dodd-Frank Bill. If interchange rates decline further, whether due to actions by Visa or MasterCard or future legislation or regulation, we would likely need to change our fee structure to compensate for lost interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.

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

We may also be subject to costly litigation in the event our products and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of our management and employees. Any claim from third parties may result in limitations on our ability to use the intellectual property subject to these claims. As of December, 31, 2013, we had not received any notice or claim of infringement from any party.

Additional equity or debt financing may be dilutive to existing stockholders or impose terms that are unfavorable to us or our existing stockholders.

We may raise capital in order to repay indebtedness and provide working capital for our expansion into other products and services using our payments platform. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve arrangements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our current stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies and products or grant unfavorable license terms.

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

Our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 56.7%of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have outstanding 38,936,106 shares of our common stock, assuming no exercise of outstanding options or warrants. None of the shares are subject to any lock-up agreements, and all are eligible for sale, subject in some cases to volume and other restrictions imposed by Rule 144. Sales of substantial amounts of our common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

At present we have two primary lines of business, corporate reward cards and pharmaceutical marketing cards. Revenues and costs associated with our pharmaceutical marketing cards fluctuate more widely, and are more difficult to forecast, than other debit card lines of business. Even though a pharmaceutical card program is created at the direction of a pharmaceutical company, the pharmaceutical company often does not distribute the cards via their pharmaceutical sales representatives to various end points for distribution until days, weeks or months after it creates a program, often with little advance warning to the Company. We also experience dramatic usage swings based on collateral marketing efforts by the pharmaceutical companies, such as print, web, radio and television advertising campaigns that run in association with one of our card programs. Constant variations in program start and stop dates, variations in program timelines which range anywhere between six and thirty six months, and variations in program characteristics such as the monetary value of the load, all contribute to provide dramatic swings in the revenue generated from the programs.  As a result, our revenues and cost of revenues do no correlate neatly to the number of cards in circulation or even the number of pharmaceutical card programs that are active at any given time. Consequently, it is not the composition of our revenue that causes the significant swing in revenues from period to period rather; rather, the start, usage and expiration of the pharmaceutical card program is solely dependent on the timing of marketing programs by the pharmaceutical companies. The growth in our corporate incentive card programs has partially mitigated this uncertainty, although we do expect to see continued fluctuation in our revenue from period to period. Over time, we intend to continue to mitigate this uncertainty by offering additional prepaid card products, such as general spend reloadable, payroll and other types that will help to stabilize and minimize the changes for each period, and make our results more predictable.

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

ITEM 2. PROPERTIES.

We lease 9,739 square feet of office space at 1700 W Horizon Ridge Parkway, Henderson, Nevada 89012, under a lease that runs through April 30, 2015 at a rate of $14,121.55 per month.

We lease space for our data center in Las Vegas, Nevada under a co-location agreement that has a term of 36 months ending July 2015. The agreement provides for lease payments of $1,314 per month, of which $495 relates to space and the remainder is for power and other services provided under the agreement.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2013 and 2012, our common stock was traded on the OTCQB operated by OTC Markets Group, LLC under the symbol “TPNL”. The company is now fully reporting and dual listed on the OTCQB and on the OTC Bulletin Board. The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2013 and 2012.

	2013		2012
	High	Low	High	Low
First Quarter	0.29	0.22	0.14	0.08
Second Quarter	0.33	0.18	0.12	0.08
Third Quarter	0.33	0.16	0.30	0.08
Fourth Quarter	0.23	0.12	0.44	0.20

There were 502 shareholders of record of the common stock as of December 31, 2013. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2013 or 2012. Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so. There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2013, we issued the following securities:

•	During the quarter ended December 31, 2013, we awarded 100,000 unregistered shares of common stock to an employee as a signing bonus. However, such shares have not been issued as of March 20, 2014. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2013, we did not purchase any shares of our common stock.

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

Overview

3PEA International, Inc. is a payment solutions company that focuses on providing prepaid debit program management and processing services. Utilizing its PaySign® Platform, the Company offers customizable prepaid debit card solutions for a variety of consumer and corporate applications. As part of the Company’s customized prepaid card solutions 3PEA provides transaction processing, card creation and fulfillment, cardholder enrollment, value loading, cardholder account management, reporting and in-house customer service. 3PEA strives to provide its clients with significant time-to market, cost, scalability, reliability and security benefits

The Company divides prepaid cards into two general categories: corporate and consumer reloadable, and non-reloadable cards.

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

We have developed prepaid card programs for healthcare reimbursement payments, pharmaceutical assistance, corporate and incentive rewards and expense reimbursement cards. We plan to expand our product offering to include payroll cards, general purpose re-loadable cards and travel cards. Our cards are offered to end users through our relationships with bank issuers.

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

Currently, the primary market for our cards is the healthcare reimbursement market, pharmaceutical marketing or drug sampling market, and the corporate incentive card market. Although we are expanding into other markets for stored value cards, including, pharmacy benefits cards, payment distribution and reimbursement cards and payroll cards.

During the first quarter of 2013 we launched our proprietary payment platform, the PaySign® platform. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of our customers, and to enhance the capabilities surrounding our infrastructure. In addition, we intend to offer products and services that are compatible with new and emerging delivery channels.

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

To date, we have focused on extensive development and limited sales activities in each of our target markets, as well as putting in place the infrastructure and processes to be able to scale the business successfully. This includes the design and development of a fully integrated IVR system and in house call center of which we was taken live in the first quarter of 2013. The company has begun to devote more extensive resources to sales and marketing activities as we have added essential personnel to our marketing and sales department in late 2013. We sell our products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities. We have also identified large scale opportunities in the European Union and are aggressively pursuing those opportunities.

In order to expand into new markets, we will need to invest additional funds in technology improvements, sales and marketing expenses, and regulatory compliance costs. We are considering raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds, but our expansion will not be as rapid.

The Company added an additional bank partner to our newest processing platform and launched new programs with this bank in early 2013. We will work with various banks to distribute prepaid cards to consumers throughout the U.S. The Company will work with these banks to develop additional financial services for consumers, and to increase the functionality of both the programs and prepaid card usage.

Results of Operations

In 2013 we invested heavily in our core infrastructure, platform development and added essential personnel in order to allow us to successfully scale our business. To this end, we accomplished the following:

•	Built and deployed a fully staffed, in-house bi-lingual customer service department that operates twenty four hours per day three hundred and sixty five days per year.

•	Launched our newest payment platform, the PaySign® Platform. The PaySign® platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. Important features of The PaySign® platform include customizable cardholder web portal, an intuitive Interactive Voice Response (IVR) system, SMS alerts, and two way SMS messaging that allows our cardholders to set alerts and check their balances and history without the assistance of a live customer service operator. The platform allows 3PEA to significantly expand its operational capabilities by facilitating our entry into new markets. Through its flexibility and ease of customization, the PaySign® platform delivers cost benefits and revenue building opportunities to 3PEA and our partners.

•	Hired Key personnel to head our Operations, Sales & Marketing and Customer Service departments. In total, we filled 10 new positions increasing our count from fourteen in 2012 to twenty-four in 2013.

•	Increased the number of higher margin corporate incentive reward card programs we manage, having added 29 new corporate incentive reward programs in 2013,the majority of which were added in the fourth quarter. We expect the revenues from each of these programs to increase as they mature.

•	Continued our commitment to security, compliance and operational controls in 2013 undergoing and successfully completing Bank Secrecy Act (BSA) Audit, Payment Card Industry Data Security Standards (PCI-DSS) Audit, and Service Organization Control (SOC 1) - SSAE 16 Audit.

•	Increased our gross profit margins from 21% in 2012 to 35% in 2013.

•	Began providing additional card fulfillment services to our customers.

•	Identified, researched and targeted large scale business opportunities in the European Union.

Fiscal Years Ended December 31, 2013 and 2012

Revenues for the year ended December 31, 2013 were $6,307,891, a decrease of $392,497 compared to the year ended December 31, 2012, when revenues were $6,700,388. The decrease in revenue was primarily due to decline in our healthcare reimbursement market and pharmaceutical marketing as much our attention during 2013 were focused in developing and pursuing new corporate incentive reward programs to take advantage of our PaySign® Platform which we believe will provide much higher profit margins. We expect our revenues to trend upward as we roll out additional debit card programs utilizing our PaySign® Platform, diversify our product line and increase the number of support services offered to our customers.

Cost of revenues for the year ended December 31, 2013 were $4,103,680, a decrease of $1,201,679 compared to the year ended December 31, 2012, when cost of revenues were $5,305,359. Our costs of revenues have decreased primarily due to new corporate incentive reward programs utilizing our PaySign® Platform which has provided higher profit margins. Cost of revenues constituted approximately 65% and 79% of total revenues in 2013 and 2012, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the year ended December 31, 2013 was $2,204,211, an increase of $809,182 compared to the year ended December 31, 2012, when gross profit was $1,359,029. Our overall gross profit percentage approximated 35% and 21% during the fiscal years 2013 and 2012 which is consistent with our overall expectations. We believe our profit margins will continue to improve in the future as we continue to pursue new corporate incentive reward programs utilizing our PaySign® Platform.

Selling, general and administrative expenses for the year ended December 31, 2013 were $1,476,381, an increase of $715,453 compared to the year ended December 31, 2012, when selling, general and administrative expenses were $760,928. The increase in selling, general and administrative expenses was consistent with our expectations of increased staffing and technological expenses relating to launch of several new programs. We ramped up our investment in infrastructure and processes to be able to scale our business successfully. This includes the design and development of a fully integrated IVR system and in house call center of which was taken live in the second quarter of 2013. The company has begun to devote more extensive resources to sales and marketing activities as we have added essential personnel to our marketing and sales department in late 2013.

In the fiscal year ended December 31, 2013, we recorded an operating income of $669,818, as compared to an operating income of $574,851 in the fiscal year ended December 31, 2012, and improvement of $94,967.

Other income (expense) for the year ended December 31, 2013 was $(59,084), a decrease in net other income (expense) of $1,174,639 compared to the prior year ended December 31, 2012 of other income (expenses) of $1,295,879. The overall decrease in net other income (expense) in 2013 is primarily due to a gain on debt extinguishment totaling $1,295,879 in 2012.

Our net income for the year ended December 31, 2013 was $610,734, a decrease of $1,197,840 compared to the year ended December 31, 2012, when we recorded a net income of $1,816,861. The overall change in net income is attributable to the aforementioned factors.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
Net cash provided by (used in) operating activities	$(620,273)	$2,055,152
Net cash (used in) investing activities	(238,779)	(234,317)
Net cash (used in) financing activities	13,380	(11,750)
Net increase in unrestricted cash and cash equivalents	$(845,672)	$1,809,0852

Comparison of Fiscal 2013 and 2012

In fiscal 2013 and 2012, we financed our operations primarily through internally generated funds.

Operating activities provided (used) $(620,273) of cash in 2013, as compared to $2,055,152 of cash provided in fiscal 2012. Major non-cash items that affected our cash flow from operations in 2013 were non-cash stock based expenses of $180,249 and depreciation and amortization of $58,012. Our operating assets and liabilities used $(1,469,268) of cash, which resulted from a decrease in our payables and accrued liabilities of $(949,745), an increase in accounts receivable of $310,278, and an increase in prepaid expenses of $209,245.

Investing activities used $(238,779) of cash in 2013, as compared to $(234,317) of cash used in 2012, all of which related in both years to platform expansion and the purchase of equipment used in our business.

Financing activities provided (used) $13,380 of cash in 2013 as compared to $(11,750) of cash in 2012. Our cash provided by financing activities in 2013 primarily related to proceeds we received from equipment financing during 2013, offset by payments on notes payable.

Liquidity and Sources of Financing

In both 2013 and 2012, our operations were focused on developing our PaySign® Platform, infrastructure and processes to be able to scale our business successfully which was financed from operations.

We believe that our available cash on hand at December 31, 2013 of $1,027,239 and revenues anticipated for 2014 will be sufficient to sustain our operations for the next twelve months.

Our revenues and cost of revenues from our healthcare reimbursement market and pharmaceutical marketing fluctuate widely due to a variety of factors beyond our control. The pharmaceutical companies often do not distribute the debit cards via their pharmaceutical sales representatives to various end points for distribution until days, weeks or months after they create a program, often with little advance warning to us. We also experience dramatic usage swings based on collateral marketing efforts by the pharmaceutical companies, such as print, web, radio and television advertising campaigns that run in association with one of our card programs. Constant variations in program start and stop dates, variations in program timelines which range anywhere between six and thirty six months, and variations in program characteristics such as the monetary value of the load, all contribute to provide dramatic swings in the revenue generated from the programs. As a result, our revenues and cost of revenues do no correlate neatly to the number of cards in circulation or even the number of programs that are active at any given time.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2013, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Mark Newcomer, our chief executive officer, and Arthur De Joya, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2013 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9A(T). controls and procedures.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
Mark R. Newcomer	48	President & CEO, Chairman, Director
Arthur De Joya	48	CFO
Christopher E. Newcomer	52	CTO
David R. Weiler	58	Director
Daniel H. Spence	50	CIO, Director
Anthony E. DePrima, Esq.	74	Secretary, Director

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

Daniel H. Spence, Chief Information Officer, Director. Mr. Spence serves as our Chief Information Officer and has served as a director since March 2006. Mr. Spence is responsible for the design and architecture of the PaySign® payments platform .Prior to founding 3PEA Technologies, Inc. with co-founder Mark Newcomer, Mr. Spence designed and developed secure middleware for Internet financial processing systems in various contract positions. From 1995-1997 Mr. Spence was Systems Manager at The Associated Press, From 1997-1999, Mr. Spence was Director of Technology Planning at The Associated Press, the world’s largest news gathering organization with over 4000 employees in 227 countries. From 1984-1994, Mr. Spence was with Coca-Cola in Australia implementing financial and line of business systems for Coca-Cola operations worldwide. In 2007-2008, he was Project Manager for the implementation of Medicare Easyclaim for ANZ Bank in Australia. Easyclaim allows patients and medical practitioners to lodge Medicare claims using the existing EFTPOS infrastructure. In 2010-2011 he was Business Analyst on the EFT and Banking Stream that was responsible for the upgrade of POS Terminals to EMV capability for Australia Post.. Previously for 3PEA, he designed and developed EFTPOS terminals and secure key injection systems, and the software tools (API/SDK) for the EFTPOS terminal integration by third party developers. He has certified several financial interchanges in the ISO8583 and AS2805 standards to various EFT networks in the United States and Australia. He has 25 years’ experience deploying large-scale technology solutions for major international corporations. We believe that Mr. Spence should serve as a director based on his experience in internet financial processing systems and as a founder of our company.

Anthony E. DePrima, JD., Secretary, Director. Mr. DePrima serves as our Secretary and has served as a director since October 2009. Mr. DePrima is a highly experienced attorney licensed in Arizona with broad corporate management experience. He has been an active member of the State Bar of Arizona since April 1967 to the present, and a former member of the American Bar Association. During this time he served as a Member of the U.S. Department of Commerce District Export Council for District of Arizona, and Chairman of the International Section of the Arizona Bar, Chairman of the Legal Advisory Committee of the Arizona Mexico Commission, and Director of the Arizona Mexico Commission. His law practice has included Corporate, Commercial, Business, International Trade and US Customs Law, as well as general trial practice with numerous court and jury trials. Mr. DePrima is currently a member of DePrima Law, PC. He is a Director and General Counsel of Coal Brick Oven Pizzeria, Inc., a Delaware corporation (Grimaldi’s Pizzeria chain of restaurants). For over 20 years he has been Director and Secretary of Media Concepts, Inc., an Arizona corporation which publishes Native Peoples Magazine. From 1983 to 1998 he held various management positions in American Architectural Products Corporation, a NASDAQ traded company, including Chief Executive Officer, President, Secretary, Executive Vice President, Executive Vice President, Chief Financial Officer, Vice President General Counsel, and Chairman of Board of Directors. Through the years he has held positions of Director, Chief Executive Officer, President, Secretary, Executive Vice President, and Chief Financial Officer of medium sized publicly traded companies. Mr. DePrima has a BS in General Business from Arizona State University School of Business, and Juris Doctorate from the University of Arizona. We believe that Mr. DePrima should serve as a director based on his extensive experience as an attorney and as an officer and director of other public companies.

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

Christopher E. Newcomer, Chief Technology Officer. Mr. Newcomer serves as our Chief Technology Officer.  From 2006 Mr. Newcomer has played a key role in software development and architecture of our processing platforms. From 2002 to 2006, Mr. Newcomer served as founder and President of Newcomputing, a technology service provider and network design company specializing in the development and implementation of business software. Mr. Newcomer received his B.S. in Computer Science in 2000 from California State University San Bernardino.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f).

Board of Directors

Our board currently consists of four directors. During 2013, our board of directors had two meetings. All directors attended every meeting held during the time in which they served as directors. There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

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

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which was filed as Exhibit 14 to our Registration Statement on Form 10 filed on September 16, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended 2013, the officers and directors were current on their filling obligations.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $	Stock Grant $ (1)	Total $

Mark Newcomer, President & CEO	2013	$156,000	$28,000	$184,000
	2012	$144,000	$10,433	$154,433
Daniel Spence CIO	2013	$100,500	$28,000	$128,500
Chris Newcomer CTO	2013	$97,000	$28,000	$125,000

(1) In August 2012, the Company granted Mark Newcomer, Daniel Spence and Chris Newcomer a total of 1,000,000, 1,000,000 and 1,000,000 shares of common stock, respectively, which had a total value of $119,000, $119,000 and $119,000, respectively, based upon a value of $0.14 per share. The value per share was based on the market value on the date of grant, less a 15% discount due to the shares being restricted and lacking market liquidity. The stock grants vest in equal amounts over a period of five years as the end of each calendar quarter to the extent the officers are still employed by us at this time. The amount included as compensation for 2012 and 2013 is only the amount that had vested as of the years ending December 31, 2012 and December 31, 2013, respectively. The shares have not been issued, and the amount vested is recorded as an account payable at December 31, 2012.

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year. We did not reprice any options or stock appreciation rights during the last fiscal year.

Employment Agreements

We do not have any employment agreements with our officers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Mark Newcomer	–	–	–	–	–	–	–	673,973	$107,836
Daniel Spence	–	–	–	–	–	–	–	673,973	$107,836
Chris Newcomer	–	–	–	–	–	–	–	673,973	$107,836

*On August 13, 2012, Mark Newcomer, Daniel Spence and Chris Newcomer received stock grants of 1,000,000, 1,000,000 and 1,000,000 shares of Common Stock. The stock grants vest in equal amounts over a five year period on the last day of each calendar quarter if the officer is still employed by us at that time. As of December 31, 2013, Mark Newcomer, Daniel Spence and Chris Newcomer had the right to 673,973, 673,973 and 673,973 unvested shares with a market value of $107,836, $107,836 and $107,836, based on the closing price of our common stock of $0.16 on December 31, 2013.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Grants ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)

David Weiler	–	$14,000	–	–	–	$5,000	$19,000
Anthony DePrima	–	$14,000	–	–	–	–	$14,000

We do not have any policy regarding compensation of our directors.

(1) In August 2012, the Company granted a total of 500,000 and 500,000 shares of common stock with a total value of $59,500 and $59,500 to Messrs. Weiler and DePrima, respectively. The shares were valued at $0.14 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The stock grant vests in equal amounts over a period of five years as the end of each calendar quarter to the extent the recipient is still serving as a director at this time. The amount included as compensation is only the amount that had vested during the year ending December 31, 2013. The shares have not been issued, and the amount vested is recorded as an account payable at December 31, 2013.

(2) Mr. Weiler received a total of $5,000 towards a bonus received in consideration for consulting services rendered to the company. As of December 31, 2013, Mr. Weiler is owed an additional $20,900.

(3) We do not have any policy regarding compensation of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 4, 2014, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Mark Newcomer (2) (3)	7,336,027	18.7%

Daniel H. Spence (2) (4)	6,836,027	17.4%

David R. Weiler (2) (5)	3,852,964	9.9%

Cynthia Korte 6929 E Hayden Rd, Suite C-4 PBM #487 Scottsdale, AZ 85250	2,442,000	6.3%

Anthony E. DePrima (2) (6)	2,408,177	6.1%

Arthur De Joya (2) (7)	1,376,027	3.5%

Christopher E. Newcomer (2) (8)	1,326,027	3.4%

All Officers and Directors as a Group	23,135,249	57%

(1)	Based upon 38,936,606 shares of Common Stock issued and outstanding as of March 4, 2014. The outstanding shares do not include any of 5,000,000 shares issuable under a stock grant program dated August 13, 2012, of which 1,380,136 shares had vested as of March 4, 2013.

(2)	The address for the shareholder is 1700 W Horizon Ridge Pkwy, Suite 102, Henderson, NV 89012.

(3)	Mark Newcomer’s ownership consists of 7,010,000 shares owned outright, and 326,027 shares that vest within 60 days of March 4, 2014 and which Mr. Newcomer therefore has the right to receive. Mr. Newcomer’s ownership does not include 673,973 additional shares granted to Mr. Newcomer which have not vested.

(4)	Mr. Spence’s ownership consists of 6,510,000 shares owned outright, and 326,027 shares that vest within 60 days of March 4, 2014 and which Mr. Spence therefore has the right to receive. Mr. Spence’s ownership does not include 673,973 additional shares granted to Mr. Spence which have not vested.

(5)	Mr. Weiler’s ownership consists of 3,689,950 shares owned outright, and 163,014 shares that vest within 60 days of March 4, 2014 and which Mr. Weiler therefore has the right to receive. Mr. Weiler’s ownership does not include 336,986 additional shares granted to Mr. Weiler which have not vested.

(6)	Mr. DePrima’s ownership consists of 2,245,163 shares owned outright, and 163,014 shares that vest within 60 days of March 4, 2014 and which Mr. DePrima therefore has the right to receive. Mr. DePrima’s ownership does not include 336,986 additional shares granted to Mr. DePrima which have not vested.

(7)	Mr. De Joya’s ownership consists of 1,050,000 shares owned outright, and 326,027 shares that vest within 60 days of March 4, 2014 and which Mr. De Joya therefore has the right to receive. Mr. De Joya’s ownership does not include 673,973 additional shares granted to Mr. De Joya which have not vested.

(8)	Christopher Newcomer’s ownership consists of 1,000,000 shares owned outright, and 326,027 shares that vest within 60 days of March 4, 2014 and which Mr. Newcomer therefore has the right to receive. Mr. Newcomer’s ownership does not include 673,973 additional shares granted to Mr. Newcomer which have not vested.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	5,000,000	$0.14	0
Total	5,000,000	$0.14	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are indebted to Cynthia Korte in the amount of $501,000 as of December 31, 2013 and 2012 pursuant to a note that bears interest at 8.5% per annum, and which is unsecured and due on demand. Ms. Korte is a related party by virtue of her ownership of 2,442,000 shares of common stock, or 6.0% of our outstanding shares. The loan was made and the shares were issued in 2004. The indebtedness is guaranteed by Mark Newcomer, who is our Chairman and Chief Executive Officer, and Daniel Spence, who is our Chief Information Officer and one of our directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2013 and 2012, we have retained Sarna & Company as our principal accountants. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements for 2013 and 2012 was $15,000 and $15,000, respectively.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2013 and 2012 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2013 and 2012 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List the following documents filed as a part of the report:

(1)       All financial statements: Audited financial statements of 3PEA International, Inc. as of December 31, 2013 and 2012, and for the years ended December 31, 2013 and 2012, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)       Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below: none.

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

3PEA INTERNATIONAL, INC.

Dated: March 28, 2014	/s/ Mark Newcomer
Mark Newcomer, Chief Executive Officer

Date: March 28, 2014	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: March 28, 2014	/s/ Mark Newcomer
Mark Newcomer, Chairman and Chief Executive Officer

Dated: March 28, 2014	/s/ David R. Weiler
David R. Weiler, Director

Dated: March 28, 2014	/s/ Daniel Spence
Daniel Spence, Chief Information Officer, Director

Dated: March 28, 2014	/s/ Anthony DePrima
Anthony DePrima, Secretary, Director

EXHIBIT A

3PEA INTERNATIONAL, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

3PEA International, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of 3PEA International, Inc. as of December 31, 2013 and December 31, 2012, and the related consolidated statements of income, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of 3PEA International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3PEA International, Inc., as of December 31, 2013 and December 31, 2012, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in The United States of America.

/s/ Sarna & Company

Sarna & Company,

Certified Public Accountants

Thousand Oaks, California

March 18, 2014

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(AUDITED)

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$1,027,239	$1,872,911
Cash Restricted	6,905,680	5,050,867
Accounts Receivable	391,611	81,333
Prepaid Expenses and other assets	218,950	16,050
Total current assets	8,543,480	7,021,161

Fixed assets, net	121,078	108,938

Intangible and other assets
Deposits	4,896	3,551
Intangible assets, net	495,252	326,625

Total assets	$9,164,706	$7,460,275

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,431,317	$2,212,312
Customer card funding	6,905,680	5,050,867
Notes payable- related parties	533,000	538,000
Notes payable	187,780	169,400
Total current liabilities	9,057,777	7,970,579

Total liabilities	9,057,777	7,970,579

Commitments and contingencies	–	–

Stockholders' equity (deficit)
Common stock; $0.001 par value; 150,000,000 shares authorized, 38,936,106 and 38,911,606 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	38,936	38,912
Additional paid-in capital	5,570,406	5,563,931
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(5,400,559)	(6,012,243)
Total 3PEA International, Inc.'s stockholders' equity (deficit)	58,783	(559,400)
Non-controlling interest	48,146	49,096
Total stockholders' equity (deficit)	106,929	(510,304)

Total liabilities and stockholders' equity (deficit)	$9,164,706	$7,460,275

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(AUDITED)

	For the year ended	For the year ended
	December 31, 2013	December 31, 2012

Revenues	$6,307,891	$6,700,388

Cost of revenues	4,103,680	5,305,359

Gross profit	2,204,211	1,395,029

Operating expenses
Depreciation and amortization	58,012	59,250
Selling, general and administrative	1,476,381	760,928

Total operating expenses	1,534,393	820,178

Income from operations	669,818	574,851

Other income (expense)
Interest expense	(59,084)	(62,156)
Gain on forgiveness of debts	–	1,295,879
Total other income (expense)	(59,084)	1,233,723

Income before provision for income taxes and noncontrolling interest	610,734	1,808,574

Provision for income taxes	–	–

Net income before noncontrolling interest	610,734	1,808,574

Net loss attributable to the noncontrolling interest	(950)	(8,287)

Net income attributable to 3PEA International, Inc.	$611,684	$1,816,861

Net income per common share - basic	$0.02	$0.05

Net income per common share - fully diluted	$0.01	$0.05

Weighted average common shares outstanding - basic	38,934,053	36,526,943
Weighted average common shares outstanding - fully diluted	42,394,553	39,574,970

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(AUDITED)

	Stockholders' Deficit Attributable to 3PEA International, Inc.
	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Amount	Deficit	Interest	(Deficit)

Balance, December 30, 2011	35,250,391	$35,250	$4,975,686	$(150,000)	$(7,829,104)	$57,383	$(2,910,785)
Issuance of stock and warrants for debt conversion	3,385,500	3,386	555,309	–	–	–	558,695
Issuance of stock for services, at $0.10 per share	75,000	75	14,925	–	–	–	15,000
Issuance of stock for signing bonus, at $0.09 per share	200,000	200	17,800	–	–	–	18,000
Issuance of stock related to share exchange with Wow Technologies, $0.30 per share	715	1	211	–	–	–	212
Net income (loss)	–	–	–	–	1,816,861	(8,287)	1,808,574

Balance, December 31, 2012	38,911,606	38,912	5,563,931	(150,000)	(6,012,243)	49,096	(510,304)
Issuance of stock for signing bonus, at $0.26 per share	25,000	25	6,475	–	–	–	6,500
Cancellation of shares	(500)	(1)	–	–	–	–	(1)
Net income (loss)	–	–	–	–	611,684	(950)	610,734

Balance, December 31, 2013	38,936,106	$38,936	$5,570,406	$(150,000)	$(5,400,559)	$48,146	$106,929

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(AUDITED)

	For the year ended	For the year ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net income	$611,684	$1,816,861
Adjustments to reconcile net income to net cash provided by operating activities:
Change in noncontrolling interest	(950)	(8,287)
Stock based expenses	180,249	85,376
Depreciation and amortization	58,012	59,249
Gain on extinguishment of debts	–	(1,295,879)
Changes in operating assets and liabilities:
Change in restricted cash	(1,854,813)	463,794
Change in accounts receivable	(310,278)	1,165,437
Change in prepaid expenses	(209,245)	(8,530)
Change in deposits	–	–
Change in accounts payable and accrued liabilities	(949,745)	240,925
Change in customer card funding	1,854,813	(463,794)
Net cash provided by operating activities	(620,273)	2,055,152

Cash flows from investing activities:
Purchase of fixed assets	(52,331)	(76,367)
Purchase of intangible assets	(186,448)	(157,950)
Net cash used in investing activities	(238,779)	(234,317)

Cash flows from financing activities:
Proceeds from borrowing	18,380	–
Payments on notes payable-related parties	(5,000)	(11,750)
Net cash used in financing activities	13,380	(11,750)

Net change in cash	(845,672)	1,809,085
Cash, beginning of period	1,872,911	63,826

Cash, end of period	$1,027,239	$1,872,911

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (AUDITED)

1.     Description of business, HISTORY and summary of significant policies

Description of business – 3PEA International, Inc. (the “Company” or “3PEA”) was incorporated on August 24, 1995 under the name of Antek International, Inc.  The Company had undergone several name changes which eventually changing it to the name, 3Pea International, Inc. on October 19, 2006. The Company acquired 3Pea Technologies, Inc., a payment solutions company, in March 2006, which resulted in 3Pea Technologies, Inc. becoming a wholly owned subsidiary.

In September 2007, the Company acquired control of Wow Technologies, Inc., a payment solutions company with a proprietary card processing platform, in a share exchange agreement whereby Wow Technologies, Inc. became a subsidiary of 3PEA International, Inc. On October 19, 2006, the Company changed its name to 3PEA International, Inc.

About 3PEA International, Inc.

3PEA International, Inc. is a payment solutions company providing prepaid debit program management and processing services. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through the recent launch of our PaySign® platform. We design and process prepaid programs that run on the platform through which our customers can define the services they wish to offer cardholders. Through this platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

We have developed prepaid card programs for healthcare reimbursement payments, pharmaceutical co-pay assistance and corporate and incentive rewards. We plan to expand our product offering to include payroll cards, general purpose re-loadable cards, travel cards, and expense reimbursement cards. Our cards are offered to end users through our relationships with bank issuers.

Our proprietary PaySign® platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform allows 3PEA to significantly expand its operational capabilities by facilitating our entry into new markets within the payments space through its flexibility and ease of customization. The PaySign® platform delivers cost benefits and revenue building opportunities to our partners.

We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and associations, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement. We deploy a fully staffed, in-house customer service department which utilizes bi-lingual customer service agents, Interactive Voice Response, (IVR) and two way SMS messaging.

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

Goodwill and intangible assets - Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is a business segment or one level below a business segment. We may in any given period bypass the qualitative assessment and proceed directly to a two-step method to assess and measure impairment of the reporting units goodwill. We first assess qualitative factors to determine whether it is more likely-than-not (i.e., a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value. This step serves as the basis for determining whether it is necessary to perform the two-step quantitative impairment test. The first step of the quantitative impairment test involves a comparison of the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired; however, if the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the quantitative impairment test must be performed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

For intangible assets, we recognize an impairment loss if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Fair value of financial instruments – Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We determine the fair values of our financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following describes the three-level hierarchy:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We currently do not have any assets or liabilities in this category.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the overall fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments for which the determination of fair value requires significant management judgment or estimation. The fair value for such assets and liabilities is generally determined using pricing models, market comparables, discounted cash flow methodologies or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability. We currently do not have any assets or liabilities in this category.

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

Income taxes – Our income tax expense is comprised of current and deferred income tax expense. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from the changes in deferred tax assets and liabilities during the periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in our consolidated financial statements. We also recognize deferred tax assets for tax attributes such as net operating loss carryforwards and tax credit carryforwards. We record valuation allowances to reduce deferred tax assets to the amounts we conclude are more likely-than-not to be realized in the foreseeable future.

We recognize and measure income tax benefits based upon a two-step model: 1) a tax position must be more likely-than-not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely-than-not to be sustained upon settlement. The difference between the benefit recognized for a position and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. We accrue income tax related interest and penalties, if applicable, within income tax expense.

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered.  As of December 31, 2013 and 2012, there are no deferred revenues recorded.

We generate the following types of revenues:

o	Administration and usage fees, charged to our prepaid card clients when our programs are created, distributed or reloaded. Such revenues are recognized when such services are performed.

o	Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our SVCs are used in a purchase or ATM transaction. Such revenues are recognized when such services are performed.

o	Maintenance, administration, transaction fees, charged to an SVC and not under any multiple element arrangements. Such revenues are recognized when such services are performed.

o	Program maintenance management fees charged to our clients. Such revenues are not under any multiple element arrangements and are recognized when such services are performed.

o	Software development and consulting services to our clients. Such revenues are recognized in accordance with FASB ASC 985-605.

The Company records all revenues on gross basis in accordance with FASB ASC 605-45 since it is the primary obligor and establishes the price in the revenue arrangement.  The Company is currently under no obligation for refunding any fees or has any obligations for disputed claim settlements.

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

New accounting pronouncements - In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other, allowing an entity to perform a qualitative impairment assessment of indefinite-lived intangible assets before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. Our adoption of this ASU is did not have a material impact on our consolidated financial statements.

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to report, in one place, information about significant reclassifications out of accumulated other comprehensive income, or AOCI, and disclose more information about changes in AOCI balances. We adopted this ASU in the first quarter of 2013. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We will adopt the standard effective January 1, 2014. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

2.     FIXED ASSETS

Fixed assets consist of the following:

	As of December 31, 2013	As of December 31, 2012
Equipment	$233,631	$188,019
Software	297,978	297,978
Furniture and fixtures	65,118	61,821
Leasehold equipment	21,143	17,721
	617,870	565,539
Less: accumulated depreciation	496,792	456,601
Fixed assets, net	$121,078	$108,938

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of December 31, 2013	As of December 31, 2012
Patents and trademarks	$33,465	$33,465
Platform Development in Process	504,777	318,329
	538,242	351,794
Less: accumulated depreciation	42,990	25,169
Intangible assets, net	$495,252	$326,625

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.     NOTES PAYABLE – RELATED PARTIES

	As of December 31, 2013	As of December 31, 2012
Note payable due to a shareholder of the company, bearing interest at 8.5%, renewable annually upon prepayment of one year’s interest, due on demand and unsecured.	501,000	501,000
Note payable due to a director of the company and shareholder, bearing no interest, due on demand and unsecured.	16,000	21,000
Note payable due to a director of the company and shareholder, bearing no interest, due on demand and unsecured.	16,000	16,000

	$533,000	$538,000

5.     NOTES PAYABLE

Notes payable consist of the following:

	As of December 31, 2013	As of December 31, 2012
Note payable due to a shareholder of the company, bearing interest at 8%, due on demand and unsecured.	150,000	150,000
Note payable due to a shareholder of the company.	19,400	19,400
Notes payable due to an equipment finance company bearing interest at 13.49% and 12.89%.	18,380	–
	187,780	169,400
Less: non-current portion	–	–
	$187,780	$169,400

6.     COMMON STOCK

At December 31, 2013, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 38,936,106 shares of common stock, and no shares of preferred stock.

2013 Transactions: During the year ended December 31, 2013, the Company issued shares of common stock in the following transactions:

25,000 shares of common stock for an employee signing bonus valued at .26 per share

500 shares were cancelled by request of an individual investor, value less than $1.00

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

Warrants:

No warrants were issued during the year ended December 31, 2013.

For the year ended December 31, 2012, the Company issued warrants for 3,385,000 shares of common stock related to conversion of debts and a warrant for 75,000 shares of common stock for services valued at $15,000 with both having an exercise price of $0.50 and life of 3 years (see Note 7 for additional discussions).

As of December 31, 2013, warrants outstanding consisted of the following:

Date of Issuance	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
May 31, 2012	1,834,525	0.50	3 years	1,834,525
May 31, 2012	1,500,975	0.50	3 years	1,500,975
July 30, 2012	75,000	0.50	3 years	75,000
October 30, 2012	50,000	0.50	3 years	50,000

	3,460,500			3,460,500

Stock Grants:

In February 2013, the Company granted 75,000 shares of common stock to an employee of the Company with a total value of $16,575 or $0.22 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 75,000 shares granted have a vesting period of one year of which 11 months have vested as of December 31, 2013. The approximate value vested for the year ended December 31, 2013 is $ 15,000, for which a payable has been recorded for the same vested amount as of December 31, 2013. As of December 31, 2013, none of the 75,000 shares granted have been issued.

In October 2013, the Company granted 100,000 shares of common stock to an employee of the Company with a total value of $15,000 or $0.15 per share, for which a payable has been recorded as of December 31, 2013. As of December 31, 2013 none of the shares have been issued.

In October 2013, the Company granted 300,000 shares of common stock to an employee of the Company with a total value of $38,250 or $0.15 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 300,000 shares granted have a vesting period of three years of which 2 months have vested as of December 31, 2013. The approximate value vested for the year ended December 31, 2013 is $2,582.57, for which a payable has been recorded for the same vested amount as of December 31, 2013. As of December 31, 2013, none of the 300,000 shares granted have been issued.

In August 2012, the Company granted a total of 5,000,000 shares of common stock to various officers and directors of the Company with a total value of $680,000 or $0.14 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares granted have a vesting period of five years of which seventeen months have vested as of December 31, 2013. The approximate value vested for the years ended December 31, 2013 and 2012 were $136,000 and $52,000 respectively, for an approximate total of $188,000 for which a payable has been recorded for the same vested amount as of December 31, 2013. As of December 31, 2013, none of the 5,000,000 shares granted have been issued.

7.     GAIN ON DEBT EXTINGUISHMENT

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

During 2012, the Company wrote-off various notes and the related accrued interest approximating $150,000 on the basis that collection was barred by the statute of limitations and recognized a gain on debt extinguishment in the same amount.

8.     COMMITMENTS AND CONTINGENCIES

Office lease – The Company has an operating lease for an office space that is month to month. The monthly lease payment totals $5,722 per month. Lease payments plus common area maintenance fees for the year ended December 31, 2012 and 2013 totaled $67,435 and $44,520 respectively. A new lease was entered into in March of 2014, minimum office lease obligations for 2014 total $169,458.

Data Center Lease – The company leases space for its data center in Las Vegas, Nevada under a co-location agreement that has a term of 36 months ending July 2015. The agreement provides for lease payments of $1,314 per month, of which $495 relates to space and the remainder is for power and other services provided under the agreement.

Pending of threatened litigation – We may become involved in litigation from time to time in the ordinary course of business. However at December 31, 2013, to the best of our knowledge, no such litigation exists or is threatened.

