Form 10-Q
period 2014-03-31
3PEA INTERNATIONAL, INC.
filed 2014-05-15
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,936,606 shares as of April 30, 2014.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS

Current assets
Cash	$1,880,172	$1,027,239
Cash Restricted	5,022,865	6,905,680
Accounts Receivable	203,895	391,611
Prepaid Expenses and other assets	161,391	218,950
Total current assets	7,268,323	8,543,480

Fixed assets, net	163,941	121,078

Intangible and other assets
Deposits	5,796	4,896
Intangible assets, net	551,260	495,252

Total assets	$7,989,320	$9,164,706

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,172,444	$1,431,317
Customer card funding	5,022,865	6,905,680
Notes payable-related parties	567,990	533,000
Notes payable	199,324	187,780
Total current liabilities	7,962,623	9,057,777

Total liabilities	7,962,623	9,057,777

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 38,936,606 and 38,936,606 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	38,936	38,936
Additional paid-in capital	5,570,406	5,570,406
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(5,480,634)	(5,400,559)
Total 3Pea International, Inc.'s stockholders' equity (deficit)	(21,292)	58,783
Noncontrolling interest	47,989	48,146
Total stockholders' equity	26,697	106,929

Total liabilities and stockholders' equity	$7,989,320	$9,164,706

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	For the three months ended March 31,
	2014	2013

Revenues	$2,407,675	$2,111,037

Cost of revenues	1,929,267	1,591,471

Gross profit	478,408	519,566

Operating expenses
Depreciation and amortization	33,947	10,181
Selling, general and administrative	508,878	268,604

Total operating expenses	542,825	278,785

Income (loss) from operations	(64,417)	240,781

Other income (expense)
Interest expense	(15,815)	(14,383)
Total other income (expense)	(15,815)	(14,383)

Income (loss) before provision for income taxes and noncontrolling interest	(80,232)	226,398

Provision for income taxes	–	–

Net income (loss) before noncontrolling interest	(80,232)	226,398

Net (income) loss attributable to the noncontrolling interest	(157)	(7)

Net income (loss) attributable to 3Pea International, Inc.	$(80,075)	$226,405

Net income (loss) per common share - basic	(0.00)	0.01
Net income (loss) per common share - fully diluted	N/A	0.01

Weighted average common shares outstanding - basic	38,936,106	38,927,540
Weighted average common shares outstanding - fully diluted	N/A	42,388,040

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

	Stockholders' Deficit Attributable to 3Pea International, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2013	38,936,606	$38,936	$5,570,406	$(150,000)	$(5,400,559)	$48,146	$106,929

Net income	–	–	–	–	(80,075)	(157)	(80,232)
Balance, March 31, 2014	38,936,606	$38,936	$5,570,406	$(150,000)	$(5,480,634)	$47,989	$26,697

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	For the three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$(80,075)	$226,405
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in noncontrolling interest	(157)	(7)
Depreciation and amortization	33,947	10,181
Stock based compensation	39,706	43,713
Changes in operating assets and liabilities:
Change in restricted cash	1,882,815	738,554
Change in prepaid expenses and other assets	56,309	(39,450)
Change in deposits	(900)
Change in accounts receivable	187,716	27,567
Change in accounts payable and accrued liabilities	702,671	(305,910)
Change in customer card funding	(1,882,815)	(738,554)
Net cash provided by (used in) operating activities	939,217	(37,501)

Cash flows from investing activities:
Purchase of fixed assets	(54,329)	(18,690)
Purchase of intangible assets	(78,489)	(44,218)
Net cash used by investing activities	(132,818)	(62,908)

Cash flows from financing activities:
Proceeds from borrowing on note payable – related party	34,990	–
Proceeds from borrowing on note payable	14,244	–
Payments on notes payable	(2,700)	–
Net cash used by financing activities	46,534	–

Net change in cash	852,933	(100,409)
Cash, beginning of period	1,027,239	1,872,911

Cash, end of period	$1,880,172	$1,772,502

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2013.. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of March 31, 2014 and December 31, 2013, there were no deferred revenues recorded.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	As of March 31, 2014	As of December 31, 2013
Equipment	$250,675	$233,631
Software	297,978	297,978
Furniture and fixtures	75,118	65,118
Organizational costs	13,934	–
Leasehold equipment	34,494	21,143
	672,199	617,870
Less: accumulated depreciation	(508,258)	(496,792)
Fixed assets, net	$163,941	$121,078

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of March 31, 2014	As of December 31, 2013
Patents and trademarks	$33,465	$33,465
Licenses	25,176	–
Platform development	558,090	504,777
	616,731	538,242
Less: accumulated amortization	(65,471)	(42,990)
Intangible assets, net	$551,260	$495,252

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.     COMMON STOCK

At March 31, 2014, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 38,936,606 shares of common stock, and no shares of preferred stock.

2014 Transactions: During the three months ended March 31, 2014, the Company issued shares of common stock as follows:

•	None

2013 Transactions: During the three months ended March 31, 2013, the Company issued shares of common stock as follows:

•	25,000 shares of common stock for an employee signing bonus valued at .26 per share

Stock Grants:

In February 2013, the Company granted 75,000 shares of common stock to an employee of the Company with a total value of $16,575 or $0.22 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 75,000 shares granted have completely vested as of March 31, 2014 with an approximate value of $16,575, for which a payable has been recorded for the same amount as of March 31, 2014. As of March 31, 2014, none of the 75,000 shares granted have been issued.

5. NOTES PAYABLE – RELATED PARTIES

	As of March 31, 2014	As of December 31, 2013
Note payable due to a shareholder of the company, bearing interest at 8.5%, renewable annually upon prepayment of one year’s interest, due on demand and unsecured.*	$501,000	$501,000
Note payable due to a director of the company and shareholder, bearing no interest, due on demand and unsecured.	52,990	18,000
Note payable due to a director of the company and shareholder, bearing no interest, due on demand and unsecured.	14,000	14,000

	$567,990	$533,000

*	In March 2014, the Company entered an agreement with the noteholder to modify the repayment terms of the note. The Company paid $50,000 on the note at the time of the modification, which was applied to accrued interest, and agreed to pay $5,000 per month until November 1, 2014. In the event the Company raises at least $2,000,000 in debt or equity financing by November 1, 2014, the Company agreed to repay the note in full. In the event the Company does not raise at least $2,000,000 in debt or equity financing by November 1, 2014, the Company agreed to make a further payment to the noteholder of $250,000, and the noteholder agreed to convert $250,000 of the amount due into common stock at the average closing price per share for the 20 consecutive trading days preceding November 1, 2014, provided that the Company will not issue any shares in conversion of the note if it would cause the noteholder to own in excess of 9.9% of the common stock. The balance of any amount due on the note would be converted into a new note that also bears interest at 8.5% per annum, but is payable in equal monthly payments of principal and interest sufficient to amortize the balance over three years from the date of issuance of the new note. The new note will also be payable in full at any time that the company raises at least $2,000,000 in debt or equity financing.

6. NOTES PAYABLE

Notes payable consist of the following:

	As of March 31, 2014	As of December 31, 2013
Note payable due to a shareholder of the company, bearing interest at 8%, due on demand and unsecured.	$150,000	$150,000
Note payable due to a shareholder of the company.	19,400	19,400
Notes payable due to an equipment finance company bearing interest at 13.49% and 12.89%.	29,924	18,380
	199,324	187,780
Less: non-current portion	–	–
	$199,324	$187,780

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

Results of Operations

Three Months ended March 31, 2014 and 2013

Revenues for the three months ended March 31, 2014 were $2,407,675, an increase of $296,638 compared to the same period in the prior year, when revenues were $2,111,037. The increase in revenue is due to new corporate incentive reward programs. We expect our revenues to continue to trend upward as we continue roll new incentive reward programs utilizing our newest processing platform, diversify our product line and increase the number of support services offered to our customers.

Cost of revenues for the three months ended March 31, 2014 were $1,929,267, an increase of $337,796 compared to the same period in the prior year, when cost of revenues were $1,591,471.. Cost of revenues constituted approximately 80% and 75% of total revenues in 2014 and 2013, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the three months ended March 31, 2014 was $478,408, a decrease of $41,158 compared to the same period in the prior year, when gross profit was $519,566. Our overall gross profit percentage approximated 20% and 25% during the fiscal years 2014 and 2013 which is consistent with our overall expectations. We believe our profit margins will continue to improve in the future as we continue to pursue new corporate incentive reward programs utilizing our PaySign® Platform.

Selling, general and administrative expenses for the three months ended March 31, 2014 were $508,878, an increase of $240,274 compared to the same period in the prior year, when selling, general and administrative expenses were $268,604.  We continued to ramp up our investment in staffing, infrastructure and processes to be able to scale our business successfully.

In the three months ended March 31, 2014, we recorded operating loss of $(64,417), as compared to operating income of $240,781 in the same period in the prior year, a decrease in operating income of $305,198.

Other income (expense) for the three months ended March 31, 2014 was $(15,815), an increase in net other income (expense) of $1,432 compared to the same period in the prior year when other income (expense) was $(14,383) which is within our overall expectations.

Our net income (loss) for the three months ended March 31, 2014 was $(80,075), a decrease of $306,480 compared to the same period in the prior year, when we recorded net income of $226,405. The decrease in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Net cash provided by (used) in operating activities	$939,217	$(37,501)
Net cash provided by (used) in investing activities	(132,818)	(62,908)
Net cash provided by (used) in financing activities	46,534	–
Net (decrease) increase in unrestricted cash and cash equivalents	852,933	(100,409)

Comparison of Three months ended March 31, 2014 and 2013

During the three months ended March 31, 2014 and 2013, we financed our operations primarily through internally generated funds.

Operating activities provided $939,217 of cash in 2014, as compared to $(37,501) of cash (used in) the same period in the prior year. Major non-cash items that affected our cash flow from operations in 2014 were non-cash charges of $33,947 for depreciation and amortization, and stock-based compensation of $39,706. Our operating assets and liabilities provided $946,796 of cash, most of which resulted from increase in our accounts payable and accrued liabilities of $702,671, and collections from our accounts receivable of $187,716. Major non-cash items that affected our cash flow from operations in 2013 were non-cash charges of $10,181 for depreciation and amortization, and stock-based compensation of $43,713.  Our operating assets and liabilities in 2013 used $(317,793) of cash.

Investing activities used $(132,818) of cash in 2014, as compared to $(62,908) of cash used in 2013, all of which primarily related to the enhancement of the processing platform used in our business.

Financing activities provided $46,534 of cash in 2014 as compared to $-0- of cash in 2013. In 2014, cash provided from financing activities consisted of borrowings totaling $49,234.

Sources of Financing

We believe that our available cash on hand at March 31, 2014 of $1,880,172 and revenues anticipated for the remainder of 2014 will be sufficient to sustain our operations for the next twelve months.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3PEA INTERNATIONAL, INC.
Date: May 15, 2014	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: May 15, 2014	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)

