Form 10-Q
period 2014-06-30
3PEA INTERNATIONAL, INC.
filed 2014-08-13
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 39,036,106 shares as of July 31, 2014.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS

Current assets
Cash	$686,880	$1,027,239
Cash Restricted	5,963,549	6,905,680
Accounts Receivable	40,661	391,611
Prepaid Expenses and other assets	242,362	218,950
Total current assets	6,933,452	8,543,480

Fixed assets, net	170,430	121,078

Intangible and other assets
Deposits	4,451	4,896
Intangible assets, net	591,445	495,252

Total assets	$7,699,778	$9,164,706

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$1,014,712	$1,431,317
Customer card funding	5,963,549	6,905,680
Notes payable-related parties	567,990	533,000
Notes payable	214,337	187,780
Total current liabilities	7,760,588	9,057,777

Total liabilities	7,760,588	9,057,777

Stockholders' equity (deficit)
Common stock; $0.001 par value; 150,000,000 shares authorized, 39,036,106 and 38,936,106 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	39,036	38,936
Additional paid-in capital	5,585,306	5,570,406
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(5,583,057)	(5,400,559)
Total 3Pea International, Inc.'s stockholders' equity (deficit)	(108,715)	58,783
Noncontrolling interest	47,905	48,146
Total stockholders' equity (deficit)	(60,810)	106,929

Total liabilities and stockholders' equity (deficit)	$7,699,778	$9,164,706

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	For the three months ended June 30,
	2014	2013

Revenues	$1,233,109	$1,204,386

Cost of revenues	703,217	799,559

Gross profit	529,892	404,827

Operating expenses
Depreciation and amortization	35,625	9,899
Selling, general and administrative	580,531	300,205

Total operating expenses	616,156	310,104

Income (loss) from operations	(86,264)	94,723

Other income (expense)
Interest expense	(16,244)	(14,944)
Total other income (expense)	(16,244)	(14,944)

Income (loss) before provision for income taxes and noncontrolling interest	(102,508)	79,779

Provision for income taxes	–	–

Net income (loss) before noncontrolling interest	(102,508)	79,779

Net (income) loss attributable to the noncontrolling interest	(84)	(60)

Net income (loss) attributable to 3Pea International, Inc.	$(102,424)	$79,839

Net income (loss) per common share - basic	(0.00)	0.00
Net income (loss) per common share - fully diluted	N/A	0.00

Weighted average common shares outstanding - basic	38,959,183	38,592,100
Weighted average common shares outstanding - fully diluted	N/A	42,392,353

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	For the six months ended June 30,
	2014	2013
Revenues	$3,640,783	$3,315,423

Cost of revenues	2,632,484	2,391,030

Gross profit	1,008,299	924,393

Operating expenses
Depreciation and amortization	69,572	20,080
Selling, general and administrative	1,089,408	568,810

Total operating expenses	1,158,980	588,890

Income from operations	(150,681)	335,503

Other income (expense)
Interest expense	(32,058)	(29,327)
Total other income (expense)	(32,058)	(29,327)

Income before provision for income taxes and noncontrolling interest	(182,739)	306,176

Provision for income taxes	–	–

Net income before noncontrolling interest	(182,739)	306,176

Net (income) loss attributable to the noncontrolling interest	(242)	(67)

Net income attributable to 3Pea International, Inc.	$(182,497)	$306,243

Net income per common share - basic	0.00	0.01
Net income per common share - fully diluted	N/A	0.00

Weighted average common shares outstanding - basic	38,949,293	36,038,449
Weighted average common shares outstanding - fully diluted	N/A	42,392,353

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

	Stockholders' Deficit Attributable to 3Pea International, Inc.
			Additional	Treasury		Non-	Total Stockholders'
	Common Stock		Paid-in	Stock	Accumulated	controlling	Equity
	Shares	Amount	Capital	Amount	Deficit	Interest	(Deficit)
Balance, December 31, 2013	38,936,106	$38,936	$5,570,406	$(150,000)	$(5,400,559)	$48,146	$106,929

Issuance of stock related stock payable	100,000	100	14,900	–	–	–	15,000
Net income	–	–	–	–	(182,497)	(242)	(182,739)
Balance, June 30, 2014	39,036,106	$39,036	$5,585,306	$(150,000)	$(5,583,056)	$47,904	$(60,810)

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$(182,497)	$306,243
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in noncontrolling interest	(241)	(67)
Depreciation and amortization	69,572	20,080
Stock based compensation	78,038	83,252
Changes in operating assets and liabilities:
Change in restricted cash	942,131	44,582
Change in prepaid expenses and other assets	(25,912)	(69,632)
Change in deposits	445	–
Change in accounts receivable	350,950	(36,856)
Change in accounts payable and accrued liabilities	(477,144)	(1,199,577)
Change in customer card funding	(942,131)	(44,582)
Net cash provided by (used in) operating activities	(186,789)	(896,557)

Cash flows from investing activities:
Purchase of fixed assets	(73,867)	(19,672)
Purchase of intangible assets	(141,250)	(91,047)
Net cash used by investing activities	(215,117)	(110,719)

Cash flows from financing activities:
Proceeds from borrowing on note payable – related party	40,363	–
Proceeds from borrowing on note payable	26,557	–
Payments on notes payable	(5,373)	–
Net cash used by financing activities	61,547	–

Net change in cash	(340,359)	(1,007,276)
Cash, beginning of period	1,027,239	1,872,911

Cash, end of period	$686,880	$865,635

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

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Goodwill and intangible assets – Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is a business segment or one level below a business segment. We may in any given period bypass the qualitative assessment and proceed directly to a two-step method to assess and measure impairment of the reporting units goodwill. We first assess qualitative factors to determine whether it is more likely-than-not (i.e., a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value. This step serves as the basis for determining whether it is necessary to perform the two-step quantitative impairment test. The first step of the quantitative impairment test involves a comparison of the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired; however, if the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the quantitative impairment test must be performed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of June 30, 2014 and December 31, 2013, there were no deferred revenues recorded.

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

Earnings (loss) per share – Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

2.     FIXED ASSETS

Fixed assets consist of the following:

	As of June 30, 2014	As of December 31, 2013
Equipment	$270,213	$233,631
Software	297,978	297,978
Furniture and fixtures	75,118	65,118
Organizational costs	13,934	–
Leasehold equipment	34,494	21,143
	691,737	617,870
Less: accumulated depreciation	(521,307)	(496,792)
Fixed assets, net	$170,430	$121,078

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of June 30, 2014	As of December 31, 2013
Patents and trademarks	$34,771	$33,465
Licenses	25,176	–
Platform development	619,545	504,777
	679,492	538,242
Less: accumulated amortization	(88,047)	(42,990)
Intangible assets, net	$591,445	$495,252

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.     COMMON STOCK

At June 30, 2014, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 39,036,106 shares of common stock, and no shares of preferred stock.

2014 Transactions: During the six months ended June 30, 2014, the Company issued shares of common stock as follows:

•	100,000 shares of common stock for an employee contract bonus valued at $0.15 per share.

2013 Transactions: During the six months ended June 30, 2013, the Company issued shares of common stock as follows:

•	25,000 shares of common stock for an employee signing bonus valued at $0.26 per share

Stock Grants:

In February 2013, the Company granted 75,000 shares of common stock to an employee of the Company with a total value of $16,575 or $0.22 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 75,000 shares granted have completely vested as of June 30, 2014 with an approximate value of $16,575, for which a payable has been recorded for the same amount as of June 30, 2014. As of June 30, 2014, none of the 75,000 shares granted have been issued.

5. NOTES PAYABLE – RELATED PARTIES

	As of June 30, 2014	As of December 31, 2013
Note payable due to a shareholder of the company, bearing interest at 8.5%, renewable annually upon prepayment of one year’s interest, due on demand and unsecured.*	$501,000	$501,000
Note payable due to a director of the company and shareholder, bearing no interest, due on demand and unsecured.	52,990	18,000
Note payable due to a director of the company and shareholder, bearing no interest, due on demand and unsecured.	14,000	14,000

	$567,990	$533,000

*	In March 2014, the Company entered an agreement with the noteholder to modify the repayment terms of the note. The Company paid $50,000 on the note at the time of the modification, which was applied to accrued interest, and agreed to pay $5,000 per month until November 1, 2014. In the event the Company raises at least $2,000,000 in debt or equity financing by November 1, 2014, the Company agreed to repay the note in full. In the event the Company does not raise at least $2,000,000 in debt or equity financing by November 1, 2014, the Company agreed to make a further payment to the noteholder of $250,000, and the noteholder agreed to convert $250,000 of the amount due into common stock at the average closing price per share for the 20 consecutive trading days preceding November 1, 2014, provided that the Company will not issue any shares in conversion of the note if it would cause the noteholder to own in excess of 9.9% of the common stock. The balance of any amount due on the note would be converted into a new note that also bears interest at 8.5% per annum, but is payable in equal monthly payments of principal and interest sufficient to amortize the balance over three years from the date of issuance of the new note. The new note will also be payable in full at any time that the company raises at least $2,000,000 in debt or equity financing.

6. NOTES PAYABLE

Notes payable consist of the following:

	As of June 30, 2014	As of December 31, 2013
Note payable due to a shareholder of the company, bearing interest at 8%, due on demand and unsecured.	$150,000	$150,000
Note payable due to a shareholder of the company.	19,400	19,400
Notes payable due to an equipment finance company bearing interest at 13.49% and 12.89%.	44,937	18,380
	214,337	187,780
Less: non-current portion	–	–
	$214,337	$187,780

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

Overview

3PEA International, Inc. is a payment solutions company that focuses on providing prepaid debit card program management and processing services. Utilizing its PaySign® Platform, the Company offers customizable prepaid debit card solutions for a variety of consumer and corporate applications. As part of the Company’s customized prepaid card solutions 3PEA provides transaction processing, card creation and fulfillment, cardholder enrollment, value loading, cardholder account management, reporting and in-house customer service. 3PEA strives to provide its clients with significant time-to market, cost, scalability, reliability and security benefits

The Company divides prepaid cards into two general categories: corporate and consumer reloadable, and non-reloadable cards.

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

The prepaid card market is one of the fastest growing segments of the payments industry in the U.S. According to First Annapolis Consulting, the prepaid debit card industry is growing at a 21% annual rate, and is expected to reach $154.1 billion by 2016. Similarly, the 2013 Federal Reserve Payments Study shows that prepaid card payments grew at a compound annual growth rate (CAGR) of 30.7% for the years 2003 to 2012, the highest growth rate of any non-cash payment type. The growth in recent years is due to consumers and merchants embracing improved technology, greater convenience, more product choices and the greater flexibility prepaid cards provide. Prepaid cards have also proven to be an attractive alternative to traditional bank accounts for certain segments of the population, particularly those without, or who could not qualify for, a checking or savings account

We have developed prepaid card programs for healthcare reimbursement payments, pharmaceutical assistance, corporate and incentive rewards and expense reimbursement cards. We plan to expand our product offering to include payroll cards, general purpose re-loadable cards and travel cards. Our cards are offered to end users through our relationships with bank issuers.

Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products in a variety of market niches. Our PaySign® platform is scalable and customizable, delivering cost benefits and revenue building opportunities to partners. We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with banking partners and card associations, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement.

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

Having built the foundation of our business with innovative prepaid debit card solutions targeting the healthcare reimbursement, pharmaceutical marketing and prescription drug sampling markets, we are currently focused on expanding our product line to other high growth market verticals in the corporate incentive prepaid debit card space.

In the past, we limited our sales activities and focused on extensive development and building of infrastructure and processes in order to scale the business successfully. This includes the addition of key personnel in sales and marketing, the development of the PaySign® platform, and the design and development of a fully Integrated Interactive Voice Response (IVR) system and in house call center that was taken live in the first quarter of 2013. During the quarter ended June 30, 2014, we were a gold sponsor at a conference in Washington, D.C, where the company unveiled its new PaySign® prepaid debit card solution. We received very positive feedback regarding our solution, and consider the event to have been extremely successful.

As we continue to build the infrastructure and processes to be able to scale the business successfully, the company has begun to see positive results from these efforts. The company expects to launch several large scale corporate incentive prepaid card programs for new customers in the third quarter of 2014. The company will continue to devote resources to sales and marketing activities in order to increase its presence in the markets it currently competes and to enter new, high growth markets in the future. This includes the development of a new corporate website, attending and presenting at industry specific conferences and trade shows and adding sales and marketing personnel.

We sell our products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities. We have also identified large scale opportunities in the European Union and are aggressively pursuing those opportunities.

In order to expand into new markets, we will need to invest in technology improvements, sales and marketing expenses, and regulatory compliance costs. We are considering raising capital to enable us to diversify into new markets. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds, but our expansion will not be as rapid.

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

Results of Operations

Three Months ended June 30, 2014 and 2013

Revenues for the three months ended June 30, 2014 were $1,233,109, an increase of $28,723 compared to the same period in the prior year, when revenues were $1,204,386. The increase in revenue is due to new corporate incentive reward programs. We expect our revenues will continue to trend upward as we expect to launch several large scale, long term corporate incentive prepaid debit card programs for new customers in the third quarter of 2014. These new programs are the first to be launched under the PaySign® brand of prepaid debit card solutions. We further expect we will continue to launch new incentive reward programs utilizing the PaySign® platform as we diversify our product line and increase the number of support services offered to our customers.

Cost of revenues for the three months ended June 30, 2014 were $703,217, a decrease of $96,342 compared to the same period in the prior year, when cost of revenues were $799,559. Cost of revenues constituted approximately 57% and 66% of total revenues in 2014 and 2013, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the three months ended June 30, 2014 was $529,892, an increase of $125,065 compared to the same period in the prior year, when gross profit was $404,827. Our overall gross profit percentage approximated 43% and 34% during the fiscal years 2014 and 2013 which is consistent with our overall expectations. We believe our profit margins will continue to improve in the future as we continue to pursue new corporate incentive reward programs utilizing our PaySign® Platform.

Selling, general and administrative expenses for the three months ended June 30, 2014 were $580,531, an increase of $280,326 compared to the same period in the prior year, when selling, general and administrative expenses were $300,205.  The increase in selling, general and administrative expenses was primarily due to investments in staffing, infrastructure and processes relating to the development of several large scale corporate incentive prepaid debit card programs developed for new customers. These programs are expected to launch in the third quarter of 2014. The increase can also be attributed to expansion of our in-house customer service center.

In the three months ended June 30, 2014, we recorded operating loss of $(86,264), as compared to operating income of $94,723 in the same period in the prior year, a decrease in operating income of $180,987.

Other income (expense) for the three months ended June 30, 2014 was $(16,244), an increase in net other income (expense) of $1,300 compared to the same period in the prior year when other income (expense) was $(14,944) which is within our overall expectations.

Our net income (loss) for the three months ended June 30, 2014 was $(102,424), a decrease of $182,263 compared to the same period in the prior year, when we recorded net income of $79,839. The decrease in our net income is attributable to the aforementioned factors.

Six Months ended June 30, 2014 and 2013

Revenues for the six months ended June 30, 2014 were $3,640,783, an increase of $325,360 compared to the same period in the prior year, when revenues were $3,315,423. The increase in revenue is due to new corporate incentive reward programs. We expect our revenues will continue to trend upward as we expect to launch several large scale, long term corporate incentive prepaid debit card programs for new customers in the third quarter of 2014. These new programs are the first to be launched under the PaySign® brand of prepaid debit card solutions. We further expect we will continue to launch new incentive reward programs utilizing our PaySign® platform as we diversify our product line and increase the number of support services offered to our customers.

Cost of revenues for the six months ended June 30, 2014 were $2,632,484, an increase of $241,454 compared to the same period in the prior year, when cost of revenues were $2,391,030. Cost of revenues constituted approximately 72% and 72% of total revenues in 2014 and 2013, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the six months ended June 30, 2014 was $1,008,299, an increase of $83,906 compared to the same period in the prior year, when gross profit was $924,393. Our overall gross profit percentage approximated 28% and 28% during the fiscal years 2014 and 2013 which is consistent with our overall expectations. We believe our profit margins will continue to improve in the future as we continue to pursue new corporate incentive reward programs utilizing our PaySign® Platform.

Selling, general and administrative expenses for the six months ended June 30, 2014 were $1,089,408, an increase of $520,598 compared to the same period in the prior year, when selling, general and administrative expenses were $568,810.  The increase in selling, general and administrative expenses was primarily due to investments in staffing, infrastructure and processes relating to several large scale corporate incentive prepaid debit card programs developed for new customers. These programs are expected to commence in the third quarter of 2014. The increase can also be attributed to expansion of our in-house customer service center.

In the six months ended June 30, 2014, we recorded operating loss of $(150,681), as compared to operating income of $335,503 in the same period in the prior year, a decrease in operating income of $486,184.

Other income (expense) for the six months ended June 30, 2014 was $(32,058), an increase in net other income (expense) of $2,731 compared to the same period in the prior year when other income (expense) was $(29,327) which is within our overall expectations.

Our net income (loss) for the six months ended June 30, 2014 was $(182,497), a decrease of $488,740 compared to the same period in the prior year, when we recorded net income of $306,243. The decrease in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Net cash provided by (used) in operating activities	$(186,789)	$(896,588)
Net cash provided by (used) in investing activities	(215,117)	(110,719)
Net cash provided by (used) in financing activities	61,547	–
Net (decrease) increase in unrestricted cash and cash equivalents	(340,359)	(1,007,277)

Comparison of six months ended June 30, 2014 and 2013

During the six months ended June 30, 2014 and 2013, we financed our operations primarily through internally generated funds.

Operating activities used $(186,789) of cash in 2014, as compared to $(896,588) of cash used in the same period in the prior year. Major non-cash items that affected our cash flow from operations in 2014 were non-cash charges of $69,572 for depreciation and amortization, and stock-based compensation of $78,038. Our operating assets and liabilities used $(151,661) of cash, most of which resulted from a decrease in our accounts payable and accrued liabilities of $477,143, offset by collections from our accounts receivable of $350,950. Major non-cash items that affected our cash flow from operations in 2013 were non-cash charges of $20,080 for depreciation and amortization, and stock-based compensation of $83,252.  Our operating assets and liabilities in 2013 used $(1,306,066) of cash, most of which resulted from a decrease in our accounts payable and accrued liabilities of $1,199,577.

Investing activities used $(215,117) of cash in 2014, as compared to $(110,719) of cash used in 2013, all of which primarily related to the enhancement of the processing platform used in our business.

Financing activities provided $61,547 of cash in 2014 as compared to $-0- of cash in 2013. In 2014, cash provided from financing activities consisted of borrowings totaling $66,920.

Sources of Financing

We believe that our available cash on hand at June 30, 2014 of $686,880 and revenues anticipated for the remainder of 2014 will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2014, the Company issued 100,000 shares of common stock for an employee contract bonus valued at $0.15 per share. The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

3PEA INTERNATIONAL, INC.
Date: August 13, 2014	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: August 13, 2014	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)

