Form 10-K
period 2014-12-31
3PEA INTERNATIONAL, INC.
filed 2015-03-25
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,018,199 based upon a market price of $0.20 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 36,931,606 as of March 9, 2015.

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

The business of 3PEA Technologies, Inc., both before and after we after we acquired it, was the development of a secure payment gateway and hardware device which utilized encryption technology and secure key exchange to facilitate PIN debit transactions over the internet. We developed proprietary stored value systems, secure key loading systems, and acted as an encryption service organization injecting keys into its proprietary payment terminal called the PayPad®. Users could connect the device to their computers and utilize it to make purchases over the internet without having to provide their credit card and other personal information to the seller. Due to the lack of market acceptance of this concept, we ultimately determined to shelve the product and reevaluate the technology and markets for potential use in the future. 3PEA Technologies, Inc. continues to focus on the evaluation of payment terminal software and hardware technology. We then adapted the payment platform that we developed to support prepaid debit cards, which is our current business.

Business of Issuer

3PEA International, Inc. is a vertically integrated provider of innovative prepaid card programs and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, reduce administration costs and streamline operations. Public sector organizations can utilize the solutions to disburse public benefits or for internal payments. We market our prepaid debit card solutions under our PaySign® brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through our proprietary PaySign platform. We design and process prepaid programs that run on the platform through which our customers can define the services they wish to offer cardholders. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

The PaySign platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform has allowed 3PEA to significantly expand its operational capabilities by facilitating our entry into new markets within the payments space through its flexibility and ease of customization. The PaySign platform delivers cost benefits and revenue building opportunities to our partners.

We have developed prepaid card programs for corporate and incentive rewards including, but not limited to healthcare reimbursement payments, pharmaceutical co-pay assistance, donor payments for source plasma and automobile dealership incentives. We are expanding our product offering to include additional corporate incentive products, payroll cards, general purpose re-loadable cards, travel cards, and expense reimbursement cards. Our cards are offered to end users through our relationships with bank issuers.

We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and associations, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement. We deploy a fully staffed, in-house customer service department which utilizes bi-lingual customer service agents, Interactive Voice Response (IVR), and two way SMS messaging.

In 2013, we began business development activities related to opportunities in the European Union, including the opening of a satellite office within the EU. We have identified large scale opportunities within the prepaid debit card market and are aggressively pursuing these opportunities.

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

What Are Prepaid Cards?

Prepaid cards are issued by a financial institution that are preloaded with funds and is used like a normal debit card. Prepaid debit cards are generally network branded (Amex, Discover, MasterCard, Visa) and can be used anywhere the card brand is accepted. Network branded prepaid cards provide consumers, businesses and governments with the efficiency, security and flexibility of digital payments through a non-credit payment option and provide the end user security against fraud and theft.

While these cards work like traditional debit/credit cards and offer many of the same fraud and loss protections, they access funds that have been pre-paid for the cardholder that have been loaded by either the cardholder, another person (as a gift), the government for benefits, employers/corporations for payroll, or by a corporation for rewards/incentives or health benefits. As a non-credit payment tool, they help the users control their budget.

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

Corporate Incentive Cards: Payment made to a consumer or potential consumer as an incentive to, or reward for purchasing a product or completing a task, such as completing a survey or test driving a vehicle. Payments can also be made by a company to an employee or agent as an incentive bonus.

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

Our Products and Services

We are a vertically integrated payment processor and debit card program manager offering innovative payment solutions to corporations, government agencies, universities and other organizations. Our payment solutions are utilized by our customers as a means to increase customer loyalty, reduce administration costs and streamline operations. We market our prepaid debit card solutions under our PaySign® brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. These revenues can include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees derived from card usage; inactivity fees; card replacement fees and program administration fees. We provide an in-house customer service center which includes live bi-lingual phone operators staffed 24/7 for incoming calls. We also run in-house Interactive Voice Response (IVR) and two way SMS messaging platforms. Our cards are offered to end users through our relationships with bank issuers.

In the first several years of our existence we focused mainly on providing co-pay assistance prepaid cards to the pharmaceutical industry. In 2011, we developed a prepaid card based payment solution for the source plasma collection industry. In recent months, having built the necessary infrastructure and adding essential staff, we have increased our focus and sales efforts on corporate incentive prepaid solutions. This market segment is expected to grow to $19.5 billion by 2016, according to First Annapolis Consulting. In the fourth quarter of 2013, we added 19 corporate incentive reward programs to our platform. As of December 31, 2014 we managed 78 such programs, up from 46 as of year-end 2013. These programs tend to have high gross margins and predictable usage patterns.

The PaySign Brand

In order to leverage the capabilities of the PaySign platform and successfully expand our product offerings to additional, non-healthcare related verticals, we established the PaySign brand of prepaid cards and prepaid solutions. The PaySign brand will encompass the entirety of our prepaid product offerings, including but not limited to: corporate incentives (including healthcare and non-healthcare markets), payroll, settlement payments, and solutions designed for the public sector. PaySign is a registered trademark of 3PEA Technologies,Inc. in the United States and other countries,

Incentive Rewards

Our PaySign corporate incentive cards offer businesses a practical and contemporary way to reward and motivate existing and potential customers, employees, donors and participants of clinical trials, sales professionals, agents and distributors. The PaySign Card is accepted anywhere Visa is accepted. Key benefits of our corporate incentive cards are:

•	Cost savings

Operating and administrative costs associated with processing traditional paper checks are reduced.

•	Co-Branding

Our clients can promote their brands as the card can include the corporate sponsor’s logo. The card itself acts as a wallet sized billboard.

•	Customization

Our PaySign platform allows for easy customization of our corporate incentive card programs. For example, our clients can select merchants or merchant categories which dictate where the card will be accepted. Our clients can receive customized reports, track card usage and attach surveys to the activation process to gain market intelligence.

•	Speed

Our clients can get rewards and incentives to the intended recipients in a much quicker manner than traditional methods using our corporate incentive programs.

We develop incentive card programs that our customers use for a wide variety of applications, including but not limited to: Consumer rebates for large purchases or frequent buyers; trade incentives for third party distributors, new product launches and commission based sales incentives; Consumer promotions such as automobile test drives, purchase incentives, remuneration for time and effort of donating, referral programs, event giveaways and purchase incentives.

Source Plasma Donor Payments

Plasma derived therapies are lifesaving treatments used to treat various rare conditions. In order for plasma based therapies to be produced, human plasma, must be used in its manufacture. Human Plasma is the yellow liquid portion of whole blood that can be easily replaced by the body. Plasma makes up approximately 57 percent of whole blood and consists primarily of water and proteins. Source plasma is the plasma collected from volunteer donors that serves as the raw material for the further manufacturing into these lifesaving therapies. Historically, source plasma donation centers remunerated their donors with cash or checks. In the past several years, plasma donation centers have migrated to a prepaid card based solution for donor payments.

3PEA offers a comprehensive customized payment solution for source plasma collection centers under the PaySign brand. The solution consists of the PaySign Prepaid Debit Card, the PaySign Connect Portal for administrators, and the PaySign Kiosk. The solution offers customized reporting and provides a level of business analytics previously unavailable. The solution can be utilized either as a stand-alone web based solution or integrated with existing donor management systems, giving plasma donation centers an increased level of flexibility

Pharmaceutical Market

Historically, one of the promotional tools utilized by pharmaceutical companies has been to provide promotional samples to physicians, which then distribute them to patients. Our card is intended to replace the distribution of physical samples. Our PaySign Co-Pay Assistance Card is an adjudicated promotional debit card that reimburses or contributes to the prescription drug purchase with promotional funds at retail pharmacies nationwide.

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

PaySign Co-Pay Assistance

The PaySign Co-Pay Assistance Card is a promotional pharmaceutical copay or discount card which is adjudicated as a primary or secondary insurance card at the retail pharmacy location. This primary or secondary adjudication determines what funds will be loaded on to the card by applying business rules determined by the sponsoring company. The loaded funds are then immediately applied to the prescription purchase at the pharmacy as a cost offset for the patient. The card may be used to defer part or all the cost of the prescription or any co-pay or deductible, or any combination thereof that the patient would otherwise have to pay under his or her insurance program or out of pocket to purchase the drug. The PaySign Co-Pay Assistance Card can be offered as either a straight payment voucher card or a debit card or a combination of the two. A voucher card is adjudicated just like a debit card, but differs from a debit card in that funds are remitted to the pharmacy on a monthly or bi-monthly basis, unlike a debit card which is funded at the time of purchase. A voucher card is used in promotional campaigns where it is not feasible to distribute a card with a magnetic strip, such as newspaper or magazine ads or inserts. Key features and benefits of the PaySign Co-Pay Assistance Card are:

•	Tracking and auditing "free samples" is no longer required, as the retail pharmacy network serves as the distribution mechanism for new prescriber promotions.

•	The patient's primary insurance pays the standard adjudicated amount for prescription fills that would historically be "free samples," thus turning the distribution of samples into a revenue generator.

•	The distribution of cards enables far superior prescriber and patient data collection for the pharmaceutical company through the use of automated questionnaires required to activate the cards.

•	The card can be implemented as a secondary insurance card (for private insurance patients), as a traditional voucher card (for Medicare patients), or as both on the same card.

•	The marketing programs can be better designed exactly to meet the specifications and needs of the sponsoring pharmaceutical company, as compared to programs involving the distribution of physical samples.

•	Because the card operates like a debit card, pharmacy retailers are paid instantly for the adjudicated promotional cost on covered prescription transactions.

•	We provide a set of comprehensive, customizable reporting modules to our pharmaceutical clients.

Buy and Bill

Where PaySign’s standard co-pay assistance card provides payment for self-administered pharmaceuticals purchased at a pharmacy, PaySign’s Buy and Bill programs are designed to provide a benefit for patients when purchasing directly from their physician’s office or through an infusion center for physician administered therapies.

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

Customer Service Center

In order to provide a full range of services to our customers, we offer a fully staffed, in-house Customer Service Center which is operational 24 hours a day, 7 days per week consisting of live bi-lingual phone operators for incoming calls. The PaySign Platform provides an Interactive Voice Response (IVR), SMS alerts and two way SMS messaging, allowing cardholders to set alerts and check their balances and history without the assistance of a live customer service operator. We believe our in-house customer service center provides the highest quality customer service experience for our clients as training is performed on-site by 3PEA staff, and the center performs customer service solely for our products and card programs.

Other Markets

We have identified a variety of other markets that our debit cards can be used, such as; corporate incentive or reimbursement programs, gift cards, payroll payments, government benefit payments, parental control, travel and per diem, and as a reloadable debit card for use by consumers without a traditional bank account.

Technology

Our technology platform employs a standard enterprise services bus in a service-oriented architecture, configured for 24/7 operations. We maintain two secure, interconnected, environmentally-controlled data centers, one is a primary data center in Las Vegas, Nevada, with emergency power generation capabilities, and one is a back-up data center in the Las Vegas metro area. We use a variety of proprietary and licensed standards-based technologies to implement our platforms, including those which provide for orchestration, interoperability and process control. The platforms also integrate a data infrastructure to support both transaction processing and data warehousing for operational support and data analytics.

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

In our pharmaceutical sampling business, we believe that McKesson, Emdeon and Trial Card have programs to enable to enable pharmaceutical companies to distribute vouchers or cards in lieu of physical samples. In the source plasma business, we believe that Citi Prepaid has programs to enable reimbursement of reward card products.

Sales and Marketing

We primarily market our products and services through direct marketing by the Company’s sales executives. We also utilize independent contractors who make direct sales for us and other companies and are paid on a commission basis only. We market our pharmaceutical sampling cards directly to pharmaceutical firms and through advertising/marketing agencies used by the pharmaceutical firms.

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

Employees and Independent Contractors

At March 9, 2015, we had thirty employees and independent contractors.

We have no collective bargaining agreements with our employees, and believe all independent contractor and employment agreements relationships are satisfactory. We hire independent contractors on an as-needed basis, and we may retain additional employees and consultants during the next twelve months, including additional executive management personnel with substantial experience in pharmaceutical sampling market and development business.

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

Our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 71.8% of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have outstanding 36,931,606 shares of our common stock, assuming no exercise of outstanding options or warrants. None of the shares are subject to any lock-up agreements, and all are eligible for sale, subject in some cases to volume and other restrictions imposed by Rule 144. Sales of substantial amounts of our common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

We lease space for our data centers in Las Vegas, Nevada under co-location agreements that have typical terms of 36 months. The agreements provide for lease payments of $4,400 per month.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2014 and 2013, our common stock was traded on the OTCQB operated by OTC Markets Group, LLC under the symbol “TPNL”. The company is now fully reporting and dual listed on the OTCQB and on the OTC Bulletin Board. The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2014 and 2013.

	2014		2013
	High	Low	High	Low
First Quarter	0.19	0.14	0.29	0.22
Second Quarter	0.22	0.11	0.33	0.18
Third Quarter	0.25	0.13	0.33	0.16
Fourth Quarter	0.44	0.19	0.23	0.12

There were 514 shareholders of record of the common stock as of December 31, 2014. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2014 or 2013. Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so. There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the 4th quarter of 2014, we issued 75,000 shares of common stock to an employee related to previously awarded compensation. The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2014, we purchased and retired 2,442,000 shares of our common stock as part of a debt settlement totaling $666,000 for both principal and interest.

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

Overview

3PEA International, Inc. is a vertically integrated provider of innovative prepaid card programs and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, reduce administration costs and streamline operations. Public sector organizations can utilize the solutions to disburse public benefits or for internal payments. We market our prepaid debit card solutions under our PaySign brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through our proprietary PaySign platform. We design and process prepaid programs that run on the platform through which our customers can define the services they wish to offer cardholders. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

The PaySign platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform has allowed 3PEA to significantly expand its operational capabilities by facilitating our entry into new markets within the payments space through its flexibility and ease of customization. The PaySign platform delivers cost benefits and revenue building opportunities to our partners.

We have developed prepaid card programs for corporate and incentive rewards including, but not limited to healthcare reimbursement payments, pharmaceutical co-pay assistance, donor payments for source plasma and automobile dealership incentives. We are expanding our product offering to include additional corporate incentive products, payroll cards, general purpose re-loadable cards, travel cards, and expense reimbursement cards. Our cards are offered to end users through our relationships with bank issuers.

We are a vertically integrated payment processor and debit card program manager offering innovative payment solutions to corporations, government agencies, universities and other organizations. Our payment solutions are utilized by our customers as a means to increase customer loyalty, reduce administration costs and streamline operations. We market our prepaid debit card solutions under our PaySign brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. These revenues can include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees derived from card usage; inactivity fees; card replacement fees and program administration fees. We provide an in-house customer service center which includes live bi-lingual phone operators staffed 24/7, for incoming calls. We also provide in house Interactive Voice Response (IVR) and two way SMS messaging platforms.

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

These prepaid cards may be open loop, closed loop or semi-closed loop. Open loop cards can be used to receive cash at ATM locations or purchase goods or services by PIN or signature at retail locations. These cards can be used virtually anywhere that the network brand (Visa, MasterCard, Discover, etc.)is accepted. Closed loop cards can only be used at a specific merchant. Semi-closed loop cards can be used at several merchants such as a shopping mall.

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

We have developed prepaid card programs for healthcare reimbursement payments, pharmaceutical assistance, plasma donor remuneration, corporate and incentive rewards and expense reimbursement cards. We plan to expand our product offering to include payroll cards, general purpose re-loadable cards and travel cards. Our cards are offered to end users through our relationships with bank issuers.

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

Currently, we are focusing our marketing efforts on the healthcare reimbursement market, pharmaceutical marketing or drug sampling market, source plasma donation payments and the corporate incentive card market targeting automotive and other market niches.

As part of our platform expansion development process, we evaluate current and emerging technologies for applicability to our existing and future software platform. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Our principal target markets for processing services include prepaid card issuers, retail and private-label issuers, small third-party processors, and small and mid-size financial institutions in the United States and in emerging international markets.

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

Results of Operations

In 2014 we increased our focus on sales while continuing to invest in our core infrastructure, platform development and the addition of essential personnel in order to allow us to successfully scale our business. To this end, we accomplished the following:

•	Launched our PaySign brand of prepaid cards. The PaySign brand encompasses our prepaid card solutions for corporate incentives, payroll, public sector, pharmaceutical co-pay assistance source plasma donations, general spend reloadable, and other market niches.

•	Increased our presence in the plasma donation payments space with the implementation of the PaySign solution for The Interstate Companies and B Positive National Blood Services. During 2014, we increased the number of plasma donation centers using our prepaid solution from 46 in December 31, 2013, to 78 as of December 31, 2014. We expect revenues from these centers to increase as they mature.

•	Established an Advisory Board and announced that Alexander Goldberg, former President of Ford Motor Land Services Corporation, and Leonard Goodman, Director of Information Technologies at The Interstate Companies, joined the Board.

•	Partnered with Haemonetics to Integrate our PaySign Connect Prepaid Card solution with Haemonetic's Donor Management System.

•	Entered into a prepaid card agreement with Visa Inc. whereby we will exclusively issue Visa-branded prepaid cards for the PaySign brand of prepaid cards.

•	The Board of Directors approved a 2,700,000 share repurchase plan whereby we acquired and retired 2,442,000 shares of common stock in November 2014 as part of a debt settlement totaling $666,000.

•	Increased our gross profit margins from 35% in 2013 to 55% in 2014.

•	Continued to provide additional card fulfillment services to our customers.

•	Identified, researched and targeted large scale business opportunities in the European Union.

Fiscal Years Ended December 31, 2014 and 2013

Revenues for the year ended December 31, 2014 were $10,293,180, an increase of $3,985,289 compared to the year ended December 31, 2013, when revenues were $6,307,891. The increase in revenue was primarily due to an increase in our corporate incentive reward programs, specifically, our healthcare reimbursement payments, pharmaceutical co-pay assistance, and donor payments for source plasma. Many of these new corporate incentive reward programs have been launched under the PaySign® platform which we believe will provide much higher profit margins. Along with our current programs we are servicing utilizing the PaySign platform, we plan to diversify into other product lines in 2015 such as corporate incentive card payment programs made to consumers or potential consumers as an incentive to or reward for purchasing products, and payments made to an employee or agent of a company as an incentive bonus.

Cost of revenues for the year ended December 31, 2014 were $4,654,715, an increase of $551,035 compared to the year ended December 31, 2013, when cost of revenues were $4,103,680. Our costs of revenues have increased slightly primarily due to an increase in new corporate incentive reward programs being serviced. Cost of revenues constituted approximately 45% and 65% of total revenues in 2014 and 2013, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service and program management expenses, application integration setup, and sales and commission expense.

Gross profit for the year ended December 31, 2014 was $5,638,465, an increase of $3,434,254 compared to the year ended December 31, 2013, when gross profit was $2,204,211. Our overall gross profit percentage approximated 55% and 35% during the fiscal years 2014 and 2013 which is consistent with our overall expectations. We believe our profit margins will continue to improve in the future as we continue to pursue new corporate incentive reward programs utilizing our PaySign platform and marketing our products and services utilizing our internal sales and marketing team.

Selling, general and administrative expenses for the year ended December 31, 2014 were $2,715,316, an increase of $1,238,935 compared to the year ended December 31, 2013, when selling, general and administrative expenses were $1,476,381. During 2014, we recognized approximately $600,000 in stock-based (non-cash) expenses primarily related to stock grants awarded in August 2012 which vest over a five year period. However, our management approved the acceleration of such vesting whereby all unvested portion would be fully vested as of December 31, 2014 which resulted in an increase in stock based expense of $426,000 compared to year ended December 31, 2013 which totaled $180,000. The remaining increase in selling, general and administrative expenses was due to increased staffing and technological expenses relating to launch of several new programs. We ramped up our investment in infrastructure and processes to be able to scale our business successfully. We also had begun to devote more resources to our internal sales and marketing team.

In the fiscal year ended December 31, 2014, we recorded operating income of $2,751,555, as compared to operating income of $669,818 in the fiscal year ended December 31, 2013, and improvement of $2,081,737.

Other income (expense) for the year ended December 31, 2014 was $(141,515), an increase in net other income (expense) of $82,431 compared to the year ended December 31, 2013 of other income (expenses) of $(59,084). The overall increase in net other income (expense) in 2014 is within our expectations for 2014.

Our net income for the year ended December 31, 2014 was $2,610,484, an increase of $1,998,800 compared to the year ended December 31, 2013, when we recorded net income of $611,684. The overall change in net income is attributable to the aforementioned factors.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
Net cash provided by (used in) operating activities	$3,082,535	$(620,273)
Net cash (used in) investing activities	(527,912)	(238,779)
Net cash (used in) financing activities	305,106	13,380
Net increase in unrestricted cash and cash equivalents	$2,859,729	$(845,672)

Comparison of Fiscal 2014 and 2013

In fiscal 2014 and 2013, we financed our operations primarily through internally generated funds.

Operating activities provided (used) $3,082,535 of cash in 2014, as compared to $(620,273) of cash provided in fiscal 2013. Major non-cash items that affected our cash flow from operations in 2014 were non-cash stock based expenses of $600,641 and depreciation and amortization of $171,594. Our operating assets and liabilities used $(299,740) of cash, which resulted from a decrease in our payables and accrued liabilities of $(604,586) and an increase in accounts receivable of $304,953.

Investing activities used $(527,912) of cash in 2014, as compared to $(238,779) of cash used in 2013, all of which related in both years to platform expansion and the purchase of equipment used in our business.

Financing activities provided $305,106 of cash in 2014 as compared to $13,380 of cash in 2013. Our cash provided by financing activities in 2014 primarily related to proceeds we received from borrowings during 2014, offset by payments on notes payable.

Liquidity and Sources of Financing

In both 2014 and 2013, our operations were focused on developing and launching our PaySign® platform, infrastructure and processes to be able to scale our business successfully which was financed from operations.

We believe that our available cash on hand at December 31, 2014 of $3,886,968 and revenues anticipated for 2015 will be sufficient to sustain our operations for the next twelve months.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2014, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Mark Newcomer, our chief executive officer, and Arthur De Joya, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2014 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

ITEM 9A(T). controls and procedures.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
Mark R. Newcomer	49	President & CEO, Chairman, Director
Arthur De Joya	49	CFO
Christopher E. Newcomer	53	CTO
David R. Weiler	59	Director
Daniel H. Spence	51	CIO, Director
Anthony E. DePrima, Esq.	75	Secretary, Director

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

Daniel H. Spence, Chief Information Officer, Director. Mr. Spence serves as our Chief Information Officer and has served as a director since March 2006. Mr. Spence is responsible for the design and architecture of the PaySign® payments platform .Prior to founding 3PEA Technologies, Inc. with co-founder Mark Newcomer, Mr. Spence designed and developed secure middleware for Internet financial processing systems in various contract positions. From 1995-1997 Mr. Spence was Systems Manager at The Associated Press, From 1997-1999, Mr. Spence was Director of Technology Planning at The Associated Press, the world’s largest news gathering organization with over 4000 employees in 227 countries. From 1984-1994, Mr. Spence was with Coca-Cola in Australia implementing financial and line of business systems for Coca-Cola operations worldwide. In 2007-2008, he was Project Manager for the implementation of Medicare Easyclaim for ANZ Bank in Australia. Easyclaim allows patients and medical practitioners to lodge Medicare claims using the existing EFTPOS infrastructure. In 2010-2011 he was Business Analyst on the EFT and Banking Stream that was responsible for the upgrade of POS Terminals to EMV capability for Australia Post.. Previously for 3PEA, he designed and developed EFTPOS terminals and secure key injection systems, and the software tools (API/SDK) for the EFTPOS terminal integration by third party developers. He has certified several financial interchanges in the ISO8583 and AS2805 standards to various EFT networks in the United States and Australia. He has over 25 years’ experience deploying large-scale technology solutions for major international corporations. We believe that Mr. Spence should serve as a director based on his experience in internet financial processing systems and as a founder of our company.

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

Board of Directors

Our board currently consists of four directors. During 2014, our board of directors had two meetings. All directors attended every meeting held during the time in which they served as directors. There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended 2014, the officers and directors were current on their filling obligations.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Name and Principal Position	Year	Salary $	Stock Grant $ (1)	Total $

Mark Newcomer, President & CEO	2014	$218,000	$98,000	$316,000
	2013	$156,000	$28,000	$184,000
	2012	$144,000	$10,433	$154,433
Arthur de Joya, CFO	2014	$23,000	$98,000	$121,000
Daniel Spence CIO	2014	$124,500	$98,000	$222,500
	2013	$100,500	$28,000	$128,500
Chris Newcomer CTO	2014	$108,000	$98,000	$206,000
	2013	$97,000	$28,000	$125,000

Summary Compensation Table

(1) In August 2012, the Company granted Mark Newcomer, Arthur de Joya, Daniel Spence and Chris Newcomer a total of 1,000,000, 1,000,000, 1,000,000 and 1,000,000 shares of common stock, respectively, which had a total value of $119,000, $119,000, $119,000 and $119,000, respectively, based upon a value of $0.14 per share. The value per share was based on the market value on the date of grant, less a 15% discount due to the shares being restricted and lacking market liquidity. The stock grants vest in equal amounts over a period of five years as the end of each calendar quarter to the extent the officers are still employed by us at this time. During 2014, the Company accelerated the vesting for the remaining unvested portion whereby each stock grant became fully vested as of December 31, 2014. The amount included as compensation for 2012, 2013 and 2014 is only the amount that had vested as of the years ending December 31, 2012, December 31, 2013, and December 31, 2014, respectively. The shares have not been issued, and the amount vested is recorded as an account payable at December 31, 2014.

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year. We did not reprice any options or stock appreciation rights during the last fiscal year.

Employment Agreements

We do not have any employment agreements with our officers.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Grants ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)

David Weiler	–	$49,000	–	–	–	$7,100	$56,100
Anthony DePrima	–	$49,000	–	–	–	–	$49,000

We do not have any policy regarding compensation of our directors.

(1) In August 2012, the Company granted a total of 500,000 and 500,000 shares of common stock with a total value of $59,500 and $59,500 to Messrs. Weiler and DePrima, respectively. The shares were valued at $0.14 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The stock grant vests in equal amounts over a period of five years as the end of each calendar quarter to the extent the recipient is still serving as a director at this time. During 2014, the Company accelerated the vesting for the remaining unvested portion whereby each stock grant became fully vested as of December 31, 2014. The amount included as compensation is only the amount that had vested during the year ending December 31, 2014. The shares have not been issued, and the amount vested is recorded as an account payable at December 31, 2014.

(2) Mr. Weiler received a total of $7,100 towards a bonus received in consideration for consulting services rendered to the company.

(3) We do not have any policy regarding compensation of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 9, 2015, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Mark Newcomer (2) (3)	8,010,000	21.7.0%

Daniel H. Spence (2) (4)	7,510,000	20.3%

David R. Weiler (2) (5)	4,189,950	11.3%

Anthony E. DePrima (2) (6)	2,745,163	7.4%

Arthur De Joya (2) (7)	2,050,000	5.6%

Christopher E. Newcomer (2) (8)	2,000,000	5.4%

All Officers and Directors as a Group	26,505,113	71.8%

(1)	Based upon 36,931,606 shares of Common Stock issued and outstanding as of March 9, 2015. The outstanding shares do not include any of 5,000,000 shares issuable under a stock grant program dated August 13, 2012, of which 5,000,000 shares have vested as of December 31, 2014.

(2)	The address for the shareholder is 1700 W Horizon Ridge Pkwy, Suite 102, Henderson, NV 89012.

(3)	Mark Newcomer’s ownership consists of 7,010,000 shares owned outright, and 1,000,000 shares that vested as of December 31, 2014 and which Mr. Newcomer therefore has the right to receive.

(4)	Mr. Spence’s ownership consists of 6,510,000 shares owned outright, and 1,000,000 shares that vested as of December 31, 2014 and which Mr. Spence therefore has the right to receive.

(5)	Mr. Weiler’s ownership consists of 3,689,950 shares owned outright, and 500,000 shares that vested as of December 31, 2014 and which Mr. Weiler therefore has the right to receive.

(6)	Mr. DePrima’s ownership consists of 2,245,163 shares owned outright, and 500,000 shares that vested as of December 31, 2014 and which Mr. DePrima therefore has the right to receive.

(7)	Mr. De Joya’s ownership consists of 1,050,000 shares owned outright, and 1,000,000 shares that vested as of December 31, 2014 and which Mr. De Joya therefore has the right to receive.

(8)	Christopher Newcomer’s ownership consists of 1,000,000 shares owned outright, and 1,000,000 shares that vested as of December 31, 2014 and which Mr. Newcomer therefore has the right to receive.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	5,000,000	$0.14	0
Total	5,000,000	$0.14	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We were indebted to Cynthia Korte in the amount of $-0- and $501,000 as of December 31, 2014 and 2013 pursuant to a note that bears interest at 8.5% per annum, and which is unsecured and due on demand. Ms. Korte is a related party by virtue of her ownership of 2,442,000 shares of common stock, or 6.0% of our outstanding shares which such shares held by Ms. Korte were acquired by us in 2014 as part of satisfying our indebtedness to her in full as of December 31, 2014.

We were indebted to ADX Venture Group, LLC, an entity 100% owned by our Chief Financial Officer, in the amount of $454,000 as of December 31, 2014 pursuant to a note with no stated interest, secured by our assets and due on January 15, 2015. The note has been fully paid as of January 15, 2015.

We were indebted to Chris Newcomer, our Chief Technology Officer, in the amount of $79,450 pursuant to a note with no stated interest, secured by our assets and due on January 15, 2015. The note has been fully paid as of January 15, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2014 and 2013, we have retained Sarna & Company as our principal accountants. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements for 2014 and 2013 was $15,000 and $15,000, respectively.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2014 and 2013 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2014 and 2013 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2014 and 2013 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List the following documents filed as a part of the report:

(1)       All financial statements: Audited financial statements of 3PEA International, Inc. as of December 31, 2014 and 2013, and for the years ended December 31, 2014 and 2013, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ equity.

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

3PEA INTERNATIONAL, INC.

Dated: March 25, 2015	/s/ Mark Newcomer
Mark Newcomer, Chief Executive Officer

Dated: March 25, 2015	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: March 25, 2015	/s/ Mark Newcomer
Mark Newcomer, Chairman and Chief Executive Officer

Dated: March 25, 2015	/s/ David R. Weiler
David R. Weiler, Director

Dated: March 25, 2015	/s/ Daniel Spence
Daniel Spence, Chief Information Officer, Director

Dated: March 25, 2015	/s/ Anthony DePrima
Anthony DePrima, Secretary, Director

EXHIBIT A

3PEA INTERNATIONAL, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

3PEA International, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of 3PEA International, Inc. as of December 31, 2014 and December 31, 2013, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of 3PEA International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3PEA International, Inc., as of December 31, 2014 and December 31, 2013, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in The United States of America.

/s/ Sarna & Company

Sarna & Company,

Certified Public Accountants

Thousand Oaks, California

March 25, 2015

3PEA INTERNATIONAL, INC.

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(AUDITED)

	December 31, 2014	December 31,2013
ASSETS
Current assets
Cash	$3,886,968	$1,027,239
Cash Restricted	7,792,255	6,905,680
Accounts Receivable	86,658	391,611
Prepaid Expenses and other assets	214,502	218,950
Total current assets	11,980,383	8,543,480

Fixed assets, net	206,929	121,078

Intangible and other assets
Deposits	4,451	4,896
Intangible assets, net	765,719	495,252

Total assets	$12,957,482	$9,164,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$680,159	$1,431,317
Customer card funding	7,792,255	6,905,680
Stocks payable - related parties	680,000	–
Notes payable- related parties	700,440	533,000
Notes payable	325,446	187,780
Total current liabilities	10,178,300	9,057,777

Total liabilities	10,178,300	9,057,777

Commitments and contingencies	–	–

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 36,669,106 and 38,936,106 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	36,669	38,936
Additional paid-in capital	5,634,886	5,570,406
Treasury stock at cost, 303,450 and 303,450 shares, respectively	(150,000)	(150,000)
Accumulated deficit	(2,790,075)	(5,400,559)
Total 3PEA International, Inc.'s stockholders' equity	2,731,480	58,783
Non-controlling interest	47,702	48,146
Total stockholders' equity	2,779,182	106,929

Total liabilities and stockholders' equity	$12,957,482	$9,164,706

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(AUDITED)

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
Revenues	$10,293,180	$6,307,891

Cost of revenues	4,654,715	4,103,680

Gross profit	5,638,465	2,204,211

Operating expenses
Depreciation and amortization	171,594	58,012
Selling, general and administrative	2,715,316	1,476,381
Total operating expenses	2,886,910	1,553,393

Income from operations	2,751,555	669,818

Other income (expense)
Interest expense	(141,515)	(59,084)
Total other income (expense)	(141,515)	(59,084)

Income before provision for income taxes and noncontrolling interest	2,610,040	610,734

Provision for income taxes	–	–

Net income before noncontrolling interest	2,610,040	610,734

Net loss attributable to the noncontrolling interest	(444)	(950)

Net income attributable to 3PEA International, Inc.	$2,610,484	$611,684

Net income per common share - basic	$0.07	$0.02
Net income per common share – fully diluted	$0.06	$0.01

Weighted average common shares outstanding - basic	38,808,085	38,934,053
Weighted average common shares outstanding - fully diluted	42,405,846	42,394,553

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AUDITED)

	Stockholders' Deficit Attributable to 3PEA International, Inc.
	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Non- controlling	Total Stockholders Equity
	Shares	Amount	Capital	Amount	Deficit	Interest	(Deficit)

Balance, December 30, 2012	38,911,606	$38,912	$5,563,931	$(150,000)	$(6,012,243)	$49,096	$(510,304)
Issuance of stock for signing bonus, at $0.26 per share	25,000	25	6,475	–	–	–	6,475
Cancellation of shares	(500)	(1)	–	–	–	–	(1)
Net income (loss)	–	–	–	–	611,684	(950)	610,734

Balance, December 31, 2013	38,936,106	38,936	5,570,406	(150,000)	(5,400,559)	48,146	106,929
Issuance of stock for accrued stock payable	175,000	175	31,400	–	–	–	31,575
Issuance of stock warrants for 100,000 shares as a loan fee	–	–	30,638	–	–	–	30,638
2,442,000 shares acquired through debt settlement and retired	(2,442,000)	(2,442)	2,442	–	–	–	–
Net income (loss)	–	–	–	–	2,610,484	(444)	2,610,044

Balance, December 31, 2014	36,669,106	$36,669	$5,634,886	$(150,000)	$(2,790,075)	$47,702	$2,779,182

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(AUDITED)

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income	$2,610,484	$611,684
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in noncontrolling interest	(444)	(950)
Stock based expenses	600,641	180,249
Depreciation and amortization	171,594	58,012
Changes in operating assets and liabilities:
Change in restricted cash	(886,575)	(1,854,813)
Change in accounts receivable	291,055	(310,278)
Change in prepaid expenses	13,346	(209,245)
Change in deposits	445	–
Change in accounts payable, accrued liabilities and stocks payable	(604,586)	(949,745)
Change in customer card funding	886,575	1,854,813
Net cash provided by (used in) operating activities	3,082,535	(620,273)

Cash flows from investing activities:
Purchase of fixed assets	(140,853)	(52,331)
Purchase of intangible assets	(387,059)	(186,448)
Net cash used in investing activities	(527,912)	(238,779)

Cash flows from financing activities:
Proceeds from borrowings from related parties	668,440	–
Proceeds from borrowing	149,450	18,380
Payments on notes payable-related parties	(501,000)	(5,000)
Payments on notes payable	(11,784)	–
Net cash provided by financing activities	305,106	13,380

Net change in cash	2,859,729	(845,672)
Cash, beginning of period	1,027,239	1,872,911

Cash, end of period	$3,886,968	$1,027,239

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (AUDITED)

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

About 3PEA International, Inc.

3PEA International, Inc. is a vertically integrated provider of innovative prepaid card programs and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, reduce administration costs and streamline operations. Public sector organizations can utilize the solutions to disburse public benefits or for internal payments. We market our prepaid debit card solutions under our PaySign® brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through our proprietary PaySign platform. We design and process prepaid programs that run on the platform through which our customers can define the services they wish to offer cardholders. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

We have developed prepaid card programs for healthcare reimbursement payments, pharmaceutical co-pay assistance, plasma donor remuneration and corporate incentive and rewards. We plan to expand our product offering to include payroll cards, general purpose re-loadable cards, travel cards, and expense reimbursement cards. Our cards are offered to end users through our relationships with bank issuers.

Our proprietary PaySign® platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform allows 3PEA to significantly expand its operational capabilities by facilitating our entry into new markets within the payments space through its flexibility and ease of customization. The PaySign platform delivers cost benefits and revenue building opportunities to our partners.

We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and associations, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement. We deploy a fully staffed, in-house customer service department which utilizes bi-lingual customer service agents, Interactive Voice Response, (IVR) and two SMS messaging.

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

Cash restricted and Customer card funding – At December 31, 2014 and 2013, cash restricted are funds held specifically for our card programs which we have recorded a corresponding customer card funding liability in the same amount.

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

Earnings per share– Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

We are in the process of filing certain consolidated tax returns whereby past subsidiary losses are used to offset tax liabilities on current profits. This approach could be challenged by the IRS and if not accepted, may affect net income and earnings per share. Management believes that the likelihood of the IRS not accepting such filings is minimal.

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered.  As of December 31, 2014 and 2013, there are no deferred revenues recorded.

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

Stock-Based Compensation – Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

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

Advertising costs – Advertising costs incurred in the normal course of operations are expensed as incurred.

Research and development costs – Research and development costs are charged to expense as incurred.

New accounting pronouncements – In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors ("ASU 2014-04"), which intends to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2014. We will adopt this standard effective January 1, 2015. Our adoption of ASU 2014-14 is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

2.     FIXED ASSETS

Fixed assets consist of the following:

	As of December 31, 2014	As of December 31, 2013
Equipment	$351,133	$233,631
Software	297,978	297,978
Furniture and fixtures	75,118	65,118
Leasehold equipment	34,494	21,143
	758,723	617,870
Less: accumulated depreciation	551,794	496,792
Fixed assets, net	$206,929	$121,078

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of December 31, 2014	As of December 31, 2013
Patents and trademarks	$34,771	$33,465
Platform	781,618	504,777
Kiosk Development	64,802	–
Organizational Costs	18,934	–
Licenses	25,176	–
	925,301	538,242
Less: accumulated amortization	159,582	42,990
Intangible assets, net	$765,719	$495,252

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.     NOTES PAYABLE – RELATED PARTIES

	As of December 31, 2014	As of December 31, 2013
Note payable due to the Chief Financial Officer of the Company, bearing no interest, due on January 15, 2015, and secured by assets of the Company. This note was paid off on January 15, 2015.	454,000	–
Note payable due to a shareholder of the Company, bearing 12% interest, unsecured and due January 15, 2015. This note was paid off on January 15, 2015.	100,000	–
Note payable due to the Chief Technology Officer of the Company, bearing no interest, due on January 15, 2015, and secured by assets of the Company. This note was paid off on January 15, 2015.	79,440	–
Note payable due to a shareholder of the Company, bearing interest at 8.5%, renewable annually upon prepayment of one year’s interest, due on demand and unsecured. This note was paid off in November 2014 both principal and interest. Additionally as part of the debt settlement, the noteholder returned 2,442,000 shares of the Company’s common stock, see Note 6 for additional discussion.	–	501,000
Note payable due to a director of the Company and shareholder, bearing no interest, due on demand and unsecured. This note was paid off in January 2015.	51,000	16,000
Note payable due to a director of the Company and shareholder, bearing no interest, due on demand and unsecured. This note was paid off in January 2015.	16,000	16,000
	$700,440	$533,000

5.     NOTES PAYABLE

Notes payable consist of the following:

	As of December 31, 2014	As of December 31, 2013
Note payable due to a shareholder of the Company, bearing interest at 8%, due on demand and unsecured.	150,000	150,000
Note payable due to company, interest at 13%, unsecured, and due August 13, 2015. This note was paid off January 15, 2015.	117,520	–
Note payable due to a shareholder of the Company.	19,400	19,400
Notes payable due to an equipment finance Company bearing interest at 13.49% and 12.89%.	38,526	18,380
	325,446	187,780
Less: non-current portion	–	–
	$325,446	$187,780

6.     COMMON STOCK

At December 31, 2014, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 36,669,106 shares of common stock, and no shares of preferred stock.

2014 Transactions: During the year ended December 31, 2014, the Company issued shares of common stock as follows:

•	100,000 shares of common stock for an employee contract bonus valued at $0.15 per share.

•	75,000 shares of common stock for an employee contract bonus valued at $0.26 per share, including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity.

•	2,442,000 shares of common stock were acquired through a debt settlement and retired, see Note 4 for additional discussions.

At December 31, 2013, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 38,936,106 shares of common stock, and no shares of preferred stock.

2013 Transactions: During the year ended December 31, 2013, the Company issued shares of common stock in the following transactions:

•	25,000 shares of common stock for an employee signing bonus valued at .26 per share

•	500 shares were cancelled by request of an individual investor, value less than $1.00

Warrants:

No warrants were issued during the year ended December 31, 2013.

As of December 31, 2014, warrants outstanding consisted of the following:

Date of Issuance or Declaration	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
May 31, 2012	1,834,525	0.50	3 years	1,834,525
May 31, 2012	1,500,975	0.50	3 years	1,500,975
July 30, 2012	75,000	0.50	3 years	75,000
October 30, 2012	50,000	0.50	3 years	50,000
September 10, 2014	150,000	0.25	3 years	150,000
September 10, 2014	150,000	0.50	3 years	150,000
September 18, 2014	200,000	0.25	3 years	200,000
November 05, 2014	100,000	0.50	3 years	100,000

	4,060,500			4,060,500

Stock and Warrant Grants:

In August 2014 the Company granted 150,000 shares of common stock to a consultant with a total value of $25,500 or $0.17 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted have a vesting period of three years of which five months have vested as of December 31, 2014. The approximate value vested for the year ended December 31, 2014 was $3,500, for which a payable has been recorded for the same vested amount as of December 31, 2014. As of December 31, 2014, none of the 150,000 shares granted have been issued.

In September 2014 the Company granted 150,000 shares of common stock along with 150,000 Class A warrants and 150,000 Class B warrants to an advisory board member. The shares were valued at $19,250 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity. The warrants were valued at $42,761, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.15 per share; exercise price of $0.25 for the class A warrants and$0.50 for the class B warrants, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 300,000 warrants granted will vest over a 3 year period, at 50,000 shares and 100,000 warrants per year of which four months have vested as of December 31, 2014. The approximate value vested for the year ended December 31, 2014 was $6,400, for which a payable has been recorded for the same vested amount as of December 31, 2014. As of December 31, 2014, none of the 150,000 shares or 300,000 warrants granted have been issued.

In September 2014 the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 200,000 warrants granted have a vesting period of six months of which four months have vested as of December 31, 2014. The approximate value vested for the year ended December 31, 2014 was $37,000, for which a payable has been recorded for the same vested amount as of December 31, 2014. As of December 31, 2014, none of the 200,000 shares or 200,000 warrants granted have been issued.

In October 2014 the Company granted 150,000 shares of common stock to an advisory board member with a total value of $32,400 or $0.21 per share (including a 10% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted will vest over a 3 year period, at 50,000 shares per year of which three months have vested as of December 31, 2014. The approximate value vested for the year ended December 31, 2014 was $2,200, for which a payable has been recorded for the same vested amount as of December 31, 2014. As of December 31, 2014, none of the 150,000 shares granted have been issued.

In October 2013, the Company granted 300,000 shares of common stock to an employee of the Company with a total value of $38,250 or $0.15 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 300,000 shares granted have a vesting period of three years of which fourteen months have vested as of December 31, 2014. The approximate value vested for the years ended December 31, 2014 and 2013 were $9500 and $2,600, for which a payable has been recorded for the same vested amounts as of December 31, 2014. As of December 31, 2014, none of the 300,000 shares granted have been issued.

In August 2012, the Company granted a total of 5,000,000 shares of common stock to various officers and directors of the Company with a total value of $680,000 or $0.14 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares granted have a vesting period of five years of which twenty nine months have vested as of December 31, 2014. The approximate value vested for the years ended December 31, 2014, 2013 and 2012 were $492,000, $136,000 and $52,000 respectively, for a total of $680,000 for which a payable has been recorded for the same vested amount as of December 31, 2014. As of December 31, 2014, none of the 5,000,000 shares granted have been issued.

7.     COMMITMENTS AND CONTINGENCIES

Office lease – The Company has an operating lease for an office space that expires April 30, 2015. The monthly lease payment totals $14,121 per month. Lease payments plus common area maintenance fees for the year ended December 31, 2014 and 2013 totaled $155,756 and $67,400 respectively.

Data Center Lease – The Company leases space for its data center in Las Vegas, Nevada under a co-location agreement that has a term of 36 months ending July 2015. The agreement provides for lease payments of $1,314 per month, of which $495 relates to space and the remainder is for power and other services provided under the agreement.

Pending of threatened litigation – We may become involved in litigation from time to time in the ordinary course of business. However at December 31, 2014, to the best of our knowledge, no such litigation exists or is threatened.

8.     SUBSEQUENT EVENTS

In January 2015, the Company repaid the following: note payable due to the Chief Financial Officer totaling $454,000; note payable due to the Chief Technology Officer totaling $79,440; note payable due to a shareholder totaling $100,000; notes payable due to a director and shareholder totaling $66,990; and a note payable due to a company totaling $117,520.

