Form 10-Q
period 2015-03-31
3PEA INTERNATIONAL, INC.
filed 2015-05-15
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-54123

3PEA INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4550154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1700 W Horizon Ridge Parkway, Suite 201,

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,925,765 shares as of May 5, 2015.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS

Current assets
Cash	$2,180,665	$3,886,968
Cash Restricted	5,345,515	7,792,255
Accounts Receivable	71,101	86,658
Prepaid Expenses and other assets	176,306	214,502
Total current assets	7,773,587	11,980,383

Fixed assets, net	199,329	206,929

Intangible and other assets
Deposits	4,451	4,451
Investment	330,779	44,110
Intangible assets, net	760,648	721,609

Total assets	$9,068,794	$12,957,482

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$435,740	$680,159
Customer card funding	5,345,515	7,792,255
Stocks payable – related parties	680,000	680,000
Notes payable-related parties	–	700,440
Notes payable	185,130	325,446
Total current liabilities	6,646,385	10,178,300

Total liabilities	6,646,385	10,178,300

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 36,913,265 and 36,669,106 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	36,913	36,669
Additional paid-in capital	5,709,795	5,634,886
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(3,231,870)	(2,790,075)
Total 3Pea International, Inc.'s stockholders' equity	2,364,838	2,731,480
Noncontrolling interest	57,571	47,702
Total stockholders' equity	2,422,409	2,779,182

Total liabilities and stockholders' equity	$9,068,794	$12,957,482

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	For the three months ended March 31,
	2015	2014
Revenues	$1,598,409	$2,407,675

Cost of revenues	1,045,257	1,929,267

Gross profit	553,152	478,408

Operating expenses
Depreciation and amortization	71,760	33,947
Selling, general and administrative	907,870	508,878

Total operating expenses	979,630	542,825

Loss from operations	(426,478)	(64,417)

Other income (expense)
Gain on debt extinguishment	11,337	–
Interest expense	(16,785)	(15,815)
Total other income (expense)	(5,448)	(15,815)

Loss before provision for income taxes and noncontrolling interest	(431,926)	(80,232)

Provision for income taxes	–	–

Net loss before noncontrolling interest	(431,926)	(80,232)

Net (income) loss attributable to the noncontrolling interest	9,869	(157)

Net loss attributable to 3Pea International, Inc.	$(441,795)	$(80,075)

Net loss per common share - basic	(0.01)	(0.00)
Net loss per common share - fully diluted	N/A	N/A

Weighted average common shares outstanding - basic	36,834,068	38,936,106
Weighted average common shares outstanding - fully diluted	N/A	N/A

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

	Stockholders' Deficit Attributable to 3Pea International, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2014	36,669,106	$36,669	$5,634,886	$(150,000)	$(2,790,075)	$47,702	$2,779,182

Issuance of stock for services	31,659	32	7,218	-	-	-	7,250

Issuance of stock and warrant for accrued liabilities	200,000	200	65,011	-	-	-	65,211

Issuance of stock for accrued liabilities	12,500	12	2,680	–	–	–	2,692

Net loss	–	–	–	–	(441,795)	9,869	(431,926)
Balance, March 31, 2015	36,913,265	$36,913	$5,709,795	$(150,000)	$(3,231,870)	$57,571	$2,422,409

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(441,795)	$(80,075)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in noncontrolling interest	9.869	(157)
Depreciation and amortization	71,760	33,947
Stock based compensation	45,164	39,706
Gain on debt extinguishment	(11,337)	–
Changes in operating assets and liabilities:
Change in restricted cash	2,446,740	1,882,815
Change in accounts receivable	15,557	187,716
Change in prepaid expenses	36,946	56,309
Change in other assets	–	(900)
Change in accounts payable and accrued liabilities	(221,243)	702,671
Change in customer card funding	(2,446,740)	(1,882,815)
Net cash provided by (used in) operating activities	(495,079)	939,217

Cash flows from investing activities:
Purchase of fixed assets	(8,989)	(54,329)
Cash outlay on investment	(286,669)	–
Purchase of intangible assets	(94,210)	(78,489)
Net cash used in investing activities	(389,868)	(132,818)

Cash flows from financing activities:
Proceeds from borrowing on note payable – related party	–	34,990
Proceeds from borrowing on note payable	–	14,244
Payments in notes payable – related party	(700,440)	(2,700)
Payments on notes payable	(120,916)	–
Net cash provided by (used in) financing activities	(821,356)	46,534

Net change in cash	(1,706,303)	852,933
Cash, beginning of period	3,886,968	1,027,239

Cash, end of period	$2,180,665	$1,880,172

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2014.. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

About 3PEA International, Inc.

3PEA International, Inc. is a vertically integrated provider of innovative prepaid card programs and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, reduce administration costs and streamline operations. Public sector organizations can utilize our solutions to disburse public benefits or for internal payments. We market our prepaid debit card solutions under our PaySign® brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through our proprietary PaySign platform. We design and process prepaid programs that run on the platform through which our customers can define the services they wish to offer cardholders. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

We have developed prepaid card programs for healthcare reimbursement payments, pharmaceutical co-pay assistance, plasma donor remuneration and corporate incentive and rewards, including incentive payment solutions for the automotive industry. We plan to expand our product offering to include payroll cards, general purpose re-loadable cards, travel cards, and expense reimbursement cards. Our cards are offered to end users through our relationships with bank issuers.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of March 31, 2015 and December 31, 2014, there were no deferred revenues recorded.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	As of March 31, 2015	As of December 31, 2014
Equipment	$360,123	$351,133
Software	297,978	297,978
Furniture and fixtures	75,118	75,118
Leasehold equipment	34,494	34,494
	767,713	758,723
Less: accumulated depreciation	568,384	551,794
Fixed assets, net	$199,329	$206,929

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of March 31, 2015	As of December 31, 2014
Patents and trademarks	$34,771	$34,771
Platform and licenses	875,828	781,618
Kiosk	64,802	64,802
	975,401	881,191
Less: accumulated amortization	214,753	159,582
Intangible assets, net	$760,648	$721,609

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.     NOTES PAYABLE – RELATED PARTIES

	As of March 31, 2015	As of December 31, 2014
Note payable due to the Chief Financial Officer of the Company, bearing no interest, due on January 15, 2015, and secured by assets of the Company. This note was paid off on January 15, 2015.	–	454,000
Note payable due to a shareholder of the Company, bearing 12% interest, unsecured and due January 15, 2015. This note was paid off on January 15, 2015.	–	100,000
Note payable due to the Chief Technology Officer of the Company, bearing no interest, due on January 15, 2015, and secured by assets of the Company. This note was paid off on January 15, 2015.	–	79,440
Note payable due to a director of the Company and shareholder, bearing no interest, due on demand and unsecured. This note was paid off in January 2015.	–	51,000
Note payable due to a director of the Company and shareholder, bearing no interest, due on demand and unsecured. This note was paid off in January 2015.	–	16,000
	$–	$700,440

5.     NOTES PAYABLE

Notes payable consist of the following:

	As of March 31, 2015	As of December 31, 2014
Note payable due to a shareholder of the Company, bearing interest at 8%, due on demand and unsecured.	150,000	150,000
Note payable due to company, interest at 13%, unsecured, and due August 13, 2015. This note was paid off January 15, 2015.	–	117,520
Note payable due to a shareholder of the Company.	–	19,400
Notes payable due to an equipment finance Company bearing interest at 13.49% and 12.89%.	35,130	38,526
	185,130	325,446
Less: non-current portion	–	–
	$185,130	$325,446

6.     COMMON STOCK

At March 31, 2015, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 36,913,265 shares of common stock, and no shares of preferred stock.

2015 Transactions: During the three months ended March 31, 2015, the Company issued shares of common stock as follows:

•	31,659 shares of common stock for services valued at $0.23 per share.

•	12,500 shares of common stock for prior services which had previously been recorded as accrued liability for $2,692 or $0.24 per share.

•	200,000 shares of common stock for prior services which had previously been recorded as accrued liability for $65,211 or $0.18 per share.

2014 Transactions: During the year ended December 31, 2014, the Company issued shares of common stock as follows:

•	100,000 shares of common stock for an employee contract bonus valued at $0.15 per share.

•	75,000 shares of common stock for an employee contract bonus valued at $0.26 per share, including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity.

•	2,442,000 shares of common stock were acquired through a debt settlement and retired, see Note 4 for additional discussions.

Common Stock Repurchase Program

On October 29, 2014, the Company’s board of directors approved a share repurchase program that enables the Company to purchase shares of common stock. Under this program, 3PEA is authorized, but not obligated to repurchase, through open market purchases or privately negotiated transactions up to two million seven hundred thousand (2,700,000)of its shares of common stock, depending on market conditions, share price and other factors, subject to relevant rules and regulations under U.S. securities law. No shares were repurchased during the three months ended March 31, 2015, under this program. The Company acquired 2,442,000 through this program in 2014, and remains eligible to purchase 258,000 shares. The share repurchase program will expire on October 29, 2015.

Stock and Warrant Grants:

In March 2015 the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted have a vesting period of six months of which one month has vested as of March 31, 2015. The approximate value vested for the three months ended March 31, 2015 was $4,600, for which a payable has been recorded for the same vested amount. As of March 31, 2015, none of the 200,000 shares or 200,000 warrants granted have been issued.

In August 2014 the Company granted 150,000 shares of common stock to a consultant with a total value of $25,500 or $0.17 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted have a vesting period of three years of which eight months have vested as of March 31, 2015. The approximate value vested for the three months ended March 31, 2015 was $2,100, for the year ended December 31, 2014 $3,500 was vested, for a total amount vested of $5,600 as of March 31, 2015, for which a payable has been recorded for the same vested amount. As of March 31, 2015, none of the 150,000 shares granted have been issued.

In September 2014 the Company granted 150,000 shares of common stock along with 150,000 Class A warrants and 150,000 Class B warrants to an advisory board member. The shares were valued at $19,250 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity. The warrants were valued at $42,761, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.15 per share; exercise price of $0.25 for the Class A warrants and $0.50 for the Class B warrants, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 300,000 warrants granted will vest over a 3 year period, at 50,000 shares and 100,000 warrants per year of which seven months have vested as of March 31, 2015. The approximate value vested for the three months ended March 31, 2015 was $5,100 and for the year ended December 31, 2014 $6,400 was vested, for a total of $11,500 for which a payable has been recorded for the same vested amount as of March 31, 2015. As of March 31, 2015, none of the 150,000 shares or 300,000 warrants granted have been issued.

In September 2014 the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 200,000 warrants granted have a vesting period of six months. The approximate value vested for the year ended December 31, 2014 was $37,000. During the three months ended March 31, 2015 the company had issued the 200,000 shares and warrant for 200,000 shares of common stock.

On October 17, 2014 the Company granted 150,000 shares of common stock to an advisory board member with a total value of $32,400 or $0.21 per share (including a 10% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted will vest over a 3 year period, at 50,000 shares per year of which six months have vested as of March 31, 2015. The approximate value vested for the three months ended March 31, 2015 was $2,200, for which a payable has been recorded for the same vested amount. As of March 31, 2015, 12,500 of the shares previously vested have been issued, the remaining 137,500 shares granted have not been issued.

In October 2013, the Company granted 300,000 shares of common stock to an employee of the Company with a total value of $38,250 or $0.15 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 300,000 shares granted have a vesting period of three years of which seventeen months have vested as of March 31, 2015. The approximate value vested for the 3 months ended March 31, 2015 was $3,000, for years ended December 31, 2014 and 2013 were $12,700 and $2,600, for a total of $18,300 which a payable has been recorded for the same vested amounts as of March 31, 2015. As of March 31, 2015, none of the 300,000 shares granted have been issued.

In August 2012, the Company granted a total of 5,000,000 shares of common stock to various officers and directors of the Company with a total value of $680,000 or $0.14 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares granted had a vesting period of five years of which all have been fully vested as of December 31, 2014. The approximate value vested for the year ended December 31, 2014 was $680,000 for which a payable has been recorded for the same vested amount as of December 31, 2014. As of March 31, 2015, none of the 5,000,000 shares granted have been issued.

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

Results of Operations

Three Months ended March 31, 2015 and 2014

Revenues for the three months ended March 31, 2015 were $1,598,409, a decrease of $809,266 compared to the same period in the prior year, when revenues were $2,407,675. The decrease in revenue is primarily due to the non-occurrence of revenues associated with specific product life cycle events in the three months ended March 31, 2015.

Revenue from plasma donation card usage was impacted by seasonality normally seen in the first quarter, However, we expect our revenues will trend upward during the remaining part of 2015 as we launched several long term corporate incentive prepaid debit card programs for new customers and continued growth in our donor payments for source plasma in the latter part of 2015.

Cost of revenues for the three months ended March 31, 2015 were $1,045,257, a decrease of $884,010 compared to the same period in the prior year, when cost of revenues were $1,929,267. Cost of revenues constituted approximately 65% and 80% of total revenues in 2015 and 2014, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the three months ended March 31, 2015 was $553,152, an increase of $74,744 compared to the same period in the prior year, when gross profit was $478,408. Our overall gross profit percentage approximated 35% and 20% during the first quarters of 2015 and 2014 which is consistent with our overall expectations. We believe our profit margins will continue to improve in the future as we continue to pursue new corporate incentive reward programs utilizing our PaySign Platform.

Selling, general and administrative expenses for the three months ended March 31, 2015 were $907,870, an increase of $398,992 compared to the same period in the prior year, when selling, general and administrative expenses were $508,878.  The increase in selling, general and administrative expenses was primarily due to expenses related to our planned expansion in the European Union. The remaining increase in selling, general and administrative expenses was due to staffing and technological expense which was within expectations.

In the three months ended March 31, 2015, we recorded operating loss of $426,478, as compared to operating loss of $64,417 in the same period in the prior year, an increase in operating loss of $362,061.

Other income (expense) for the three months ended March 31, 2015 was $(5,448), a decrease in net other income (expense) of $10,367 compared to the same period in the prior year when other income (expense) was $(15,815) which is within our overall expectations.

Our net loss for the three months ended March 31, 2015 was $441,795, an increase of $361,720 compared to the same period in the prior year, when we recorded net loss of $80,075. The increase in our net loss is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Net cash provided by (used) in operating activities	$(495,079)	$939,217
Net cash provided by (used) in investing activities	(389,868)	(132,818)
Net cash provided by (used) in financing activities	(821,356)	46,534
Net (decrease) increase in unrestricted cash and cash equivalents	(1,706,303)	852,933

Comparison of three months ended March 31, 2015 and 2014

During the three months ended March 31, 2015 and 2014, we financed our operations primarily through internally generated funds.

Operating activities used $(495,079) of cash in 2015, as compared to $939,217 of cash provided in the same period in the prior year. Major non-cash items that affected our cash flow from operations in 2015 were non-cash charges of $71,760 for depreciation and amortization, and stock-based compensation of $45,164. Our operating assets and liabilities used $(168,740) of cash, most of which resulted from a decrease in our accounts payable and accrued liabilities of $(221,243). Major non-cash items that affected our cash flow from operations in 2014 were non-cash charges of $33,947 for depreciation and amortization, and stock-based compensation of $39,706.  Our operating assets and liabilities in 2014 provided $945,796 of cash, most of which resulted from an increase in our accounts payable and accrued liabilities of $702,671.

Investing activities used $(389,868) of cash in 2015, as compared to $(132,818) of cash used in 2014, all of which primarily related to the enhancement of the processing platform used in our business.

Financing activities used $(821,356) of cash in 2015 as compared to $46,534 of cash provided in 2014. In 2015, cash used in financing activities consisted of payments on notes payables totaling $821,356.

Sources of Financing

We believe that our available cash on hand at March 31, 2015 of $2,180,665 and revenues anticipated for the remainder of 2015 will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2015, the Company issued 31,659 shares of common stock for services valued at $7,250. The shares were granted pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In January 2015, the Company issued 200,000 shares of common stock for prior services which had previously been recorded as accrued liability for $65,211 or $0.18 per share. The shares were granted pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In January 2015, the Company granted 12,500 shares of common stock for prior services which had previously been recorded as accrued liability for $2,692 or $0.24 per share. The shares were granted pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

3PEA INTERNATIONAL, INC.

Date: May 15, 2015	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: May 15, 2015	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)

