Form 10-Q
period 2015-06-30
3PEA INTERNATIONAL, INC.
filed 2015-08-10
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 41,975,765 shares as of August 1, 2015.

1

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS

Current assets
Cash	$2,817,562	$3,886,968
Cash Restricted	4,692,409	7,792,255
Accounts Receivable	25,329	86,658
Prepaid Expenses and other assets	175,039	214,502
Total current assets	7,710,339	11,980,383

Fixed assets, net	223,075	206,929

Intangible and other assets
Deposits	4,451	4,451
Intangible assets, net	1,019,251	765,719

Total assets	$8,957,116	$12,957,482

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$512,899	$680,159
Customer card funding	4,692,409	7,792,255
Stocks payable – related parties	–	680,000
Notes payable – related parties	–	700,440
Notes payable	181,597	325,446
Total current liabilities	5,386,905	10,178,300

Total liabilities	5,386,905	10,178,300

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 41,925,765 and 36,669,106 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	41,926	36,669
Additional paid-in capital	6,387,477	5,634,886
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(2,724,316)	(2,790,075)
Total 3Pea International, Inc.'s stockholders' equity	3,555,087	2,731,480
Noncontrolling interest	15,124	47,702
Total stockholders' equity	3,570,211	2,779,182

Total liabilities and stockholders' equity	$8,957,116	$12,957,482

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	For the three months ended June 30,
	2015	2014
Revenues	$2,311,208	$1,233,109

Cost of revenues	980,606	703,217

Gross profit	1,330,602	529,892

Operating expenses
Depreciation and amortization	74,298	35,625
Selling, general and administrative	786,798	580,531

Total operating expenses	861,096	616,156

Income (loss) from operations	469,506	(86,264)

Other income (expense)
Gain on debt extinguishment	–	–
Interest expense	(4,399)	(16,244)
Total other income (expense)	(4,399)	(16,244)

Income (loss) before provision for income taxes and noncontrolling interest	465,107	(102,508)

Provision for income taxes	–	–

Net income (loss) before noncontrolling interest	465,107	(102,508)

Net (income) loss attributable to the noncontrolling interest	42,448	84

Net income (loss) attributable to 3Pea International, Inc.	$507,555	$(102,424)

Net income (loss) per common share - basic	0.01	(0.00)
Net income (loss) per common share - fully diluted	0.01	N/A

Weighted average common shares outstanding - basic	36,977,571	38,959,183
Weighted average common shares outstanding - fully diluted	38,178,696	N/A

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	For the six months ended June 30,
	2015	2014
Revenues	$3,909,617	$3,640,783

Cost of revenues	2,025,864	2,632,484

Gross profit	1,883,753	1,008,299

Operating expenses
Depreciation and amortization	146,058	69,572
Selling, general and administrative	1,694,666	1,089,408

Total operating expenses	1,840,724	1,158,980

Income (loss) from operations	43,029	(150,681)

Other income (expense)
Gain on debt extinguishment	11,337	–
Interest expense	(21,185)	(32,058)
Total other income (expense)	(9,848)	(32,058)

Income (loss) before provision for income taxes and noncontrolling interest	33,181	(182,739)

Provision for income taxes	–	–

Net income (loss) before noncontrolling interest	33,181	(182,739)

Net (income) loss attributable to the noncontrolling interest	32,578	242

Net income (loss) attributable to 3Pea International, Inc.	$65,759	$(182,497)

Net income per common share - basic	0.00	0.00
Net income per common share - fully diluted	0.00	N/A

Weighted average common shares outstanding - basic	39,907,106	38,949,293
Weighted average common shares outstanding - fully diluted	41,108,231	N/A

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

	Stockholders' Equity Attributable to 3Pea International, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2014	36,669,106	$36,669	$5,634,886	$(150,000)	$(2,790,075)	$47,702	$2,779,182

Issuance of stock for services	31,659	32	7,218	–	–	–	7,250

Issuance of stock and warrant for accrued liabilities	200,000	200	65,013	–	–	–	65,213

Issuance of stock for accrued liabilities	25,000	25	5,360	–	–	–	5,385

Issuance of stock for accrued stock payable	5,000,000	5,000	675,000	–	–	–	680,000

Net income (loss)	–	–	–	–	65,759	(32,578)	33,181
Balance, June 30, 2015	41,925,765	$41,926	$6,387,477	$(150,000)	$(2,724,316)	$15,124	$3,570,211

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	For the six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$65,759	$(182,497)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in noncontrolling interest	(32,578)	(241)
Depreciation and amortization	146,058	69,572
Stock based compensation	101,436	78,038
Gain on debt extinguishment	(11,337)	–
Changes in operating assets and liabilities:
Change in restricted cash	3,099,846	942,131
Change in accounts receivable	61,329	(25,912)
Change in prepaid expenses	36,963	445
Change in other assets	–	350,950
Change in accounts payable and accrued liabilities	(177,011)	(477,144)
Change in customer card funding	(3,099,846)	(942,131)
Net cash provided by (used in) operating activities	190,619	(186,789)

Cash flows from investing activities:
Purchase of fixed assets	(51,251)	(73,867)
Purchase of intangible assets	(364,485)	(141,250)
Net cash used in investing activities	(415,736)	(215,117)

Cash flows from financing activities:
Proceeds from borrowing on note payable – related party	–	40,363
Proceeds from borrowing on note payable	–	26,557
Payments on notes payable – related party	(700,440)	–
Payments on notes payable	(143,849)	(5,373)
Net cash provided by (used in) financing activities	(844,289)	61,547

Net change in cash	(1,069,406)	(340,359)
Cash, beginning of period	3,886,968	1,027,239

Cash, end of period	$2,817,562	$686,880

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2014. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of June 30, 2015 and December 31, 2014, there were no deferred revenues recorded.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	As of June 30, 2015	As of December 31, 2014
Equipment	$394,620	$351,133
Software	297,978	297,978
Furniture and fixtures	80,878	75,118
Leasehold equipment	36,499	34,494
	809,975	758,723
Less: accumulated depreciation	586,900	551,794
Fixed assets, net	$223,075	$206,929

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of June 30, 2015	As of December 31, 2014
Patents and trademarks	$34,771	$34,771
Platform and licenses	999,354	781,618
Kiosk development	64,802	64,802
Licenses	30,176	25,176
Other intangibles	160,684	18,934
	1,289,787	925,301
Less: accumulated amortization	270,536	159,582
Intangible assets, net	$1,019,251	$765,719

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.     NOTES PAYABLE – RELATED PARTIES

	As of June 30, 2015	As of December 31, 2014
Note payable due to the Chief Financial Officer of the Company, bearing no interest, due on January 15, 2015, and secured by assets of the Company. This note was paid off on January 15, 2015.	–	454,000
Note payable due to a shareholder of the Company, bearing 12% interest, unsecured and due January 15, 2015. This note was paid off on January 15, 2015.	–	100,000
Note payable due to the Chief Technology Officer of the Company, bearing no interest, due on January 15, 2015, and secured by assets of the Company. This note was paid off on January 15, 2015.	–	79,440
Note payable due to a director of the Company and shareholder, bearing no interest, due on demand and unsecured. This note was paid off in January 2015.	–	51,000
Note payable due to a director of the Company and shareholder, bearing no interest, due on demand and unsecured. This note was paid off in January 2015.	–	16,000
	$–	$700,440

5.     NOTES PAYABLE

Notes payable consist of the following:

	As of June 30, 2015	As of December 31, 2014
Note payable due to a shareholder of the Company, bearing interest at 8%, due on demand and unsecured.	150,000	150,000
Note payable due to company, interest at 13%, unsecured, and due August 13, 2015. This note was paid off January 15, 2015.	–	117,520
Note payable due to a shareholder of the Company.	–	19,400
Notes payable due to an equipment finance Company bearing interest at 13.49% and 12.89%.	31,597	38,526
	181,597	325,446
Less: non-current portion	–	–
	$181,597	$325,446

6.     COMMON STOCK

At June 30, 2015, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 41,925,765 shares of common stock, and no shares of preferred stock.

2015 Transactions: During the six months ended June 30, 2015, the Company issued shares of common stock as follows:

•	31,659 shares of common stock for services valued at $0.23 per share.
•	25,000 shares of common stock for prior services which had previously been recorded as accrued liability for $5,384 or $0.24 per share.
•	200,000 shares of common stock for prior services which had previously been recorded as accrued liability for $65,211 or $0.18 per share.
•	5,000,000 shares of common stock issued related to a previously recorded stock payable for $680,000 or $0.14 per share.

2014 Transactions: During the six months ended June 30, 2014, the Company issued shares of common stock as follows:

•	100,000 shares of common stock for an employee contract bonus valued at $0.15 per share.

Common Stock Repurchase Program

On October 29, 2014, the Company’s board of directors approved a share repurchase program that enables the Company to purchase shares of common stock. Under this program, the Company is authorized, but not obligated to repurchase, through open market purchases or privately negotiated transactions up to two million seven hundred thousand (2,700,000) of its shares of common stock, depending on market conditions, share price and other factors, subject to relevant rules and regulations under U.S. securities law. No shares were repurchased during the three and six months ended June 30, 2015, under this program. The Company acquired 2,442,000 shares through this program in 2014, and remains eligible to purchase 258,000 shares. The share repurchase program will expire on October 29, 2015.

Stock and Warrant Grants:

In March 2015 the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted have a vesting period of six months of which four months has vested as of June 30, 2015. The approximate value vested during the three and six months ended June 30, 2015 was $32,600 and $37,200. A payable has been recorded for the vested amounts as of June 30, 2015. As of June 30, 2015, none of the 200,000 shares or 200,000 warrants granted have been issued.

In August 2014 the Company granted 150,000 shares of common stock to a consultant with a total value of $25,500 or $0.17 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted have a vesting period of three years of which eleven months have vested as of June 30, 2015. The approximate value vested for the three and six months ended June 30, 2015 was $2,100 and $4,200. For the year ended December 31, 2014 $3,500 was vested, and as a result the total amount vested as of June 30, 2015 was $7,700. A payable has been recorded for the vested amounts as of June 30, 2015. As of June 30, 2015, none of the 150,000 shares granted have been issued.

In September 2014 the Company granted 150,000 shares of common stock along with 150,000 Class A warrants and 150,000 Class B warrants to an advisory board member. The shares were valued at $19,250 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity. The warrants were valued at $42,761, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.15 per share; exercise price of $0.25 for the Class A warrants and $0.50 for the Class B warrants, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 300,000 warrants granted vest over a 3 year period, at 50,000 shares and 100,000 warrants per year of which ten months have vested as of June 30, 2015. The approximate value vested for the three and six months ended June 30, 2015 was $4,900 and $10,000, and for the year ended December 31, 2014 $6,400 vested, for a total of $11,500 as of June 30, 2015. A payable has been recorded for the vested amounts as of June 30, 2015. As of June 30, 2015, none of the 150,000 shares or 300,000 warrants granted have been issued.

In September 2014 the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 200,000 warrants granted have a vesting period of six months. The approximate value vested for the year ended December 31, 2014 was $37,000, and the remainder vested in the six months ended June 30, 2015. During the six months ended June 30, 2015 the company issued the 200,000 shares and warrant for 200,000 shares of common stock.

On October 17, 2014 the Company granted 150,000 shares of common stock to an advisory board member with a total value of $32,400 or $0.21 per share (including a 10% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted vest over a 3 year period, at 50,000 shares per year of which nine months have vested as of June 30, 2015. The approximate value vested for the three and six months ended June 30, 2015 was $2,100 and $4,300. A payable has been recorded for the vested amounts as of June 30, 2015. As of June 30, 2015, 12,500 of the shares previously vested have been issued, the remaining 137,500 shares granted have not been issued.

In October 2013, the Company granted 300,000 shares of common stock to an employee of the Company with a total value of $38,250 or $0.15 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 300,000 shares granted have a vesting period of three years of which twenty months have vested as of June 30, 2015. The approximate value vested for the three and six months ended June 30, 2015 was $3,200 and $6,000, and for years ended December 31, 2014 and 2013 was $12,700 and $2,600, for a total of $21,600. A payable has been recorded for the vested amounts as of June 30, 2015. As of June 30, 2015, none of the 300,000 shares granted have been issued.

In August 2012, the Company granted a total of 5,000,000 shares of common stock to various officers and directors of the Company with a total value of $680,000 or $0.14 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares granted had a vesting period of five years of which all have been fully vested as of December 31, 2014. The approximate value vested for the year ended December 31, 2014 was $680,000. A payable has been recorded for the vested amounts as of December 31, 2014. During the six month ended June 30, 2015, the Company issued the 5,000,000 shares of common stock.

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

The company is devoting more extensive resources to sales and marketing activities as we have added essential personnel to our marketing and sales department during 2015. We sell our products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities. We have also identified large scale opportunities in the European Union and are aggressively pursuing those opportunities.

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

Results of Operations

Three Months ended June 30, 2015 and 2014

Revenues for the three months ended June 30, 2015 were $2,311,208, an increase of $1,078,099 compared to the same period in the prior year, when revenues were $1,233,109. The increase in revenue is primarily due to growth of revenues associated with our plasma donation programs.

The company expects revenues to continue to trend upwards in the long term with less quarter to quarter variance as compared to our recent history. Furthermore, the company expects to increase gross profit margins as we add new prepaid debit card programs to the PaySign platform.

Cost of revenues for the three months ended June 30, 2015 were 980,606, an increase of $277,389 compared to the same period in the prior year, when cost of revenues were $703,217. Cost of revenues constituted approximately 42% and 57% of total revenues in 2015 and 2014, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the three months ended June 30, 2015 was $1,330,602, an increase of $800,710 compared to the same period in the prior year, when gross profit was $529,892. Our overall gross profit percentage approximated 58% and 43% during the second quarters of 2015 and 2014 which is consistent with our overall expectations. We believe our gross profit margins have improved since transitioning our card programs to our PaySign platform and will continue to improve as we add higher margin corporate incentive prepaid card programs to the PaySign Platform.

Selling, general and administrative expenses for the three months ended June 30, 2015 were $786,798, an increase of $206,267 compared to the same period in the prior year, when selling, general and administrative expenses were $580,531. The increase in selling, general and administrative expenses was primarily due to expenses related to our planned expansion in the European Union. The remaining increase in selling, general and administrative expenses was due to staffing and technological expense which was within expectations.

In the three months ended June 30, 2015, we recorded operating income of $465,109, as compared to operating loss of $(86,264) in the same period in the prior year, an increase in operating income of $551,371.

Other income (expense) for the three months ended June 30, 2015 was $(4,399), a decrease in net other income (expense) of $11,845 compared to the same period in the prior year when other income (expense) was $(16,244) which is within our overall expectations.

Our net income for the three months ended June 30, 2015 was $507,555, an increase of $609,979 compared to the same period in the prior year, when we recorded net loss of $(102,424). The increase in our net loss is attributable to the aforementioned factors.

Six Months ended June 30, 2015 and 2014

Revenues for the six months ended June 30, 2015 were $3,909,617, an increase of $268,831 compared to the same period in the prior year, when revenues were $3,640,783. The increase in revenue is primarily due to growth of revenues associated with our plasma donation programs in the six months ended June 30, 2015. The number of plasma centers we service totaled 85 as of June 30, 2015 compared to 49 as of June 30, 2014. Our growth in revenues from plasma donation programs was partially offset by a decrease in revenues from our pharmaceutical co-pay assistance programs compared to the same period in 2014.

Cost of revenues for the six months ended June 30, 2015 were $2,025,864, a decrease of $606,620 compared to the same period in the prior year, when cost of revenues were $2,632,484. Cost of revenues constituted approximately 52% and 72% of total revenues in 2015 and 2014, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the six months ended June 30, 2015 was $1,883,753, an increase of $875,454 compared to the same period in the prior year, when gross profit was $1,008,299. Our overall gross profit percentage approximated 48% and 28% during the first six months of 2015 and 2014 which is consistent with our overall expectations. We believe our gross profit margins have improved since transitioning our card programs to our PaySign Platform and will continue to improve as we add higher margin corporate incentive prepaid card programs to the PaySign Platform.

Selling, general and administrative expenses for the six months ended June 30, 2015 were $1,694,666, an increase of $605,258 compared to the same period in the prior year, when selling, general and administrative expenses were $1,089,408. The increase in selling, general and administrative expenses was primarily due to expenses related to our planned expansion in the European Union. The remaining increase in selling, general and administrative expenses was due to staffing and technological expense which was within expectations.

In the six months ended June 30, 2015, we recorded operating income of $43,029, as compared to operating loss of $(150,681) in the same period in the prior year, an increase in operating income of $193,710.

Other income (expense) for the six months ended June 30, 2015 was $(9,848), a decrease in net other income (expense) of $22,210 compared to the same period in the prior year when other income (expense) was $(32,058) which is within our overall expectations.

Our net income for the six months ended June 30, 2015 was $65,759, an increase of $248,256 compared to the same period in the prior year, when we recorded net loss of $(182,497). The increase in our net loss is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
Net cash provided by (used) in operating activities	$190,619	$(186,789)
Net cash provided by (used) in investing activities	(415,736)	(215,117)
Net cash provided by (used) in financing activities	(844,289)	61,547
Net (decrease) increase in unrestricted cash and cash equivalents	(1,069,406)	(340,359)

Comparison of six months ended June 30, 2015 and 2014

During the six months ended June 30, 2015 and 2014, we financed our operations primarily through internally generated funds.

Operating activities provided $190,619 of cash in 2015, as compared to $(186,789) of cash used in the same period in the prior year. Major non-cash items that affected our cash flow from operations in 2015 were non-cash charges of $146,058 for depreciation and amortization, and stock-based compensation of $101,436. Our operating assets and liabilities used $(90,056) of cash, most of which resulted from a decrease in our accounts payable and accrued liabilities of $(188,348). Major non-cash items that affected our cash flow from operations in 2014 were non-cash charges of $69,572 for depreciation and amortization, and stock-based compensation of $78,038.  Our operating assets and liabilities in 2014 used $(151,660 of cash, most of which resulted from an increase in our accounts receivable of $350,950 offset by a decrease in accounts payable and accrued liabilities of $(477,144).

Investing activities used $(415,736) of cash in 2015, as compared to $(215,117) of cash used in 2014, all of which primarily related to the enhancement of the processing platform used in our business.

Financing activities used $(844,289) of cash in 2015 as compared to $61,547 of cash provided in 2014. In 2015, cash used in financing activities consisted of payments on notes payables totaling $844,289.

Sources of Financing

We believe that our available cash on hand at June 30, 2015 of $2,817,562 and revenues anticipated for the remainder of 2015 will be sufficient to sustain our operations for the next twelve months.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2015, we issued 5,000,000 shares of common stock issued related to a previously recorded stock payable for $680,000 or $0.14 per share.

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

3PEA INTERNATIONAL, INC.

Date: August 10, 2015	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: August 10, 2015	/s/ Arthur De Joya
By: Arthur De Joya, Chief Financial Officer (principal financial and accounting officer)

