Form 10-Q
period 2015-09-30
3PEA INTERNATIONAL, INC.
filed 2015-11-16
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,510,765 shares as of November 1, 2015.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS

Current assets
Cash	$2,595,129	$3,886,968
Cash Restricted	7,496,902	7,792,255
Accounts Receivable	25,329	86,658
Prepaid Expenses and other assets	169,329	214,502
Total current assets	10,286,689	11,980,383

Fixed assets, net	274,085	206,929

Intangible and other assets
Deposits	4,451	4,451
Intangible assets, net	1,100,922	765,719

Total assets	$11,666,147	$12,957,482

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$255,217	$680,159
Customer card funding	7,496,902	7,792,255
Legal settlement payable, current portion (Note 7)	2,000,000	-
Stocks payable – related parties	116,887	680,000
Notes payable-related parties	–	700,440
Notes payable	177,922	325,446
Total current liabilities	10,046,928	10,178,300

Long-term liabilities
Legal settlement payable, long-term portion (Note 7)	500,000	-
Total long-term liabilities	500,000	-
Total liabilities	10,546,928	10,178,300

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 42,498,265 and 36,669,106 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	42,499	36,669
Additional paid-in capital	6,576,768	5,634,886
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(5,268,951)	(2,790,075)
Total 3Pea International, Inc.'s stockholders' equity	1,200,316	2,731,480
Noncontrolling interest	(81,097)	47,702
Total stockholders' equity	1,119,219	2,779,182

Total liabilities and stockholders' equity	$11,666,147	$12,957,482

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	For the three months ended September 30,
	2015	2014
Revenues	$2,033,548	$1,707,446

Cost of revenues	929,007	1,080,124

Gross profit	1,104,541	627,322

Operating expenses
Depreciation and amortization	74,973	36,657
Selling, general and administrative	1,270,792	543,413

Total operating expenses	1,345,765	580,070

Income (loss) from operations	(241,224)	47,252

Other income (expense)
Gain on debt extinguishment	–	–
Other expense	(5,325)	–
Legal settlement	(2,500,000)	–
Interest expense	(4,280)	(16,331)
Total other income (expense)	(2,509,604)	(16,331)

Income (loss) before provision for income taxes and noncontrolling interest	(2,750,829)	30,921

Provision for income taxes	–	–

Net income (loss) before noncontrolling interest	(2,750,829)	30,921

Net loss attributable to the noncontrolling interest	138,533	156

Net income (loss) attributable to 3Pea International, Inc.	$(2,612,296)	$31,077

Net income (loss) per common share - basic	(0.06)	0.00
Net income per common share - fully diluted	N/A	0.00

Weighted average common shares outstanding - basic	42,156,110	38,959,183
Weighted average common shares outstanding - fully diluted	N/A	42,419,683

See accompanying notes to financial statements.

 3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	For the nine months ended September 30,
	2015	2014
Revenues	$5,943,165	$5,348,230

Cost of revenues	2,954,871	3,712,608

Gross profit	2,988,294	1,635,622

Operating expenses
Depreciation and amortization	219,780	106,229
Selling, general and administrative	2,856,737	1,632,820

Total operating expenses	3,076,517	1,739,049

Loss from operations	(88,223)	(103,427)

Other income (expense)
Gain on debt extinguishment	11,338	–
Other expense	(5,325)	–
Legal settlement (Note 7)	(2,500,000)
Interest expense	(25,465)	(48,390)
Total other income (expense)	(2,519,452)	(48,390)

Loss before provision for income taxes and noncontrolling interest	(2,607,675)	(151,817)

Provision for income taxes	–	–

Net loss before noncontrolling interest	(2,607,675)	(151,817)

Net loss attributable to the noncontrolling interest	128,799	397

Net loss attributable to 3Pea International, Inc.	$(2,478,876)	$(151,420)

Net loss per common share - basic	(0.06)	(0.00)
Net income per common share - fully diluted	N/A	N/A

Weighted average common shares outstanding - basic	38,675,142	38,979,069
Weighted average common shares outstanding - fully diluted	N/A	N/A

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

	Stockholders' Equity Attributable to 3Pea International, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2014	36,669,106	$36,669	$5,634,886	$(150,000)	$(2,790,075)	$47,702	$2,779,182

Issuance of stock for services	616,659	618	199,187	-	-	-	199,805

Issuance of stock and warrant for accrued liabilities	200,000	200	65,013	-	-	-	65,213

Issuance of stock for accrued liabilities	12,500	12	2,682	–	–	–	2,694

Issuance of stock for accrued stock payable	5,000,000	5,000	675,000	–	–	–	680,000

Net loss	–	–	–	–	(2,478,876)	(128,799)	(2,607,675)

Balance, September 30, 2015	42,498,265	$42,499	$6,576,768	$(150,000)	$(5,268,951)	$(81,097)	$1,119,219

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,478,876)	$(151,420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in noncontrolling interest	(128,799)	(397)
Depreciation and amortization	219,780	106,229
Stock based compensation	199,805	133,327
Gain on debt extinguishment	(11,337)	–
Changes in operating assets and liabilities:
Change in restricted cash	295,353	520,262
Change in accounts receivable	61,329	317,450
Change in prepaid expenses	40,173	9,263
Change in other assets	–	445
Change in accounts payable and accrued liabilities	(340,698)	(407,763)
Change in customer card funding	(295,353)	(520,262)
Change in legal settlement payable	2,500,000	–
Change in stock payable	116,887	–
Net cash provided by operating activities	178,264	7,134

Cash flows from investing activities:
Purchase of fixed assets	(119,586)	(134,829)
Purchase of intangible assets	(502,553)	(252,170)
Net cash used in investing activities	(622,139)	(386,999)

Cash flows from financing activities:
Proceeds from borrowing on note payable – related party	–	40,363
Proceeds from borrowing on note payable	–	26,557
Payments on notes payable – related party	(700,440)	–
Payments on notes payable	(147,524)	(8,519)
Net cash provided by (used in) financing activities	(847,964)	58,401

Net change in cash	(1,291,839)	(321,464)
Cash, beginning of period	3,886,968	1,027,239

Cash, end of period	$2,595,129	$705,775

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of September 30, 2015 and December 31, 2014, there were no deferred revenues recorded.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	As of September 30, 2015	As of December 31, 2014
Equipment	$441,667	$351,133
Software	317,973	297,978
Furniture and fixtures	80,878	75,118
Leasehold equipment	36,499	34,494
	877,017	758,723
Less: accumulated depreciation	602,932	551,794
Fixed assets, net	$274,085	$206,929

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of September 30, 2015	As of December 31, 2014
Patents and trademarks	$34,771	$34,771
Platform and licenses	1,137,421	781,618
Kiosk development	64,802	64,802
Licenses	30,176	25,176
Other intangibles	160,684	18,934
	1,427,854	925,301
Less: accumulated amortization	326,932	159,582
Intangible assets, net	$1,100,922	$765,719

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.     NOTES PAYABLE – RELATED PARTIES

	As of September 30, 2015	As of December 31, 2014
Note payable due to the Chief Financial Officer of the Company, bearing no interest, due on January 15, 2015, and secured by assets of the Company. This note was paid off on January 15, 2015.	–	454,000
Note payable due to a shareholder of the Company, bearing 12% interest, unsecured and due January 15, 2015. This note was paid off on January 15, 2015.	–	100,000
Note payable due to the Chief Technology Officer of the Company, bearing no interest, due on January 15, 2015, and secured by assets of the Company. This note was paid off on January 15, 2015.	–	79,440
Note payable due to a director of the Company and shareholder, bearing no interest, due on demand and unsecured. This note was paid off in January 2015.	–	51,000
Note payable due to a director of the Company and shareholder, bearing no interest, due on demand and unsecured. This note was paid off in January 2015.	–	16,000
	$–	$700,440

5.     NOTES PAYABLE

Notes payable consist of the following:

	As of September 30, 2015	As of December 31, 2014
Note payable due to a shareholder of the Company, bearing interest at 8%, due on demand and unsecured.	150,000	150,000
Note payable due to company, interest at 13%, unsecured, and due August 13, 2015. This note was paid off January 15, 2015.	–	117,520
Note payable due to a shareholder of the Company.	–	19,400
Notes payable due to an equipment finance Company bearing interest at 13.49% and 12.89%.	27,922	38,526
	177,922	325,446
Less: non-current portion	–	–
	$177,922	$325,446

6.     COMMON STOCK

At September 30, 2015, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 42,498,265 shares of common stock, and no shares of preferred stock.

2015 Transactions: During the nine months ended September 30, 2015, the Company issued shares of common stock as follows:

•	616,659 shares of common stock issued for various services valued at $199,805.
•	12,500 shares of common stock for prior services which had previously been recorded as accrued liability for $2,694 in 2014.
•	200,000 shares of common stock for prior services which had previously been recorded as accrued liability for $65,211 or $0.18 per share.
•	5,000,000 shares of common stock issued related to a previously recorded stock payable for $680,000 or $0.14 per share.

2014 Transactions: During the nine months ended September 30, 2014, the Company issued shares of common stock as follows:

•	100,000 shares of common stock for an employee contract bonus valued at $0.15 per share.

Common Stock Repurchase Program

On October 29, 2014, the Company’s board of directors approved a share repurchase program that enables the Company to purchase shares of common stock. Under this program, the Company is authorized, but not obligated to repurchase through open market purchases or privately negotiated transactions up to two million seven hundred thousand (2,700,000) of its shares of common stock, depending on market conditions, share price and other factors, subject to relevant rules and regulations under U.S. securities law. No shares were repurchased during the three and nine months ended September 30, 2015, under this program. The Company acquired 2,442,000 shares through this program in 2014, and remains eligible to purchase 258,000 shares. The share repurchase program will expire on October 29, 2015.

Stock and Warrant Grants

In March 2015 the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted have a vesting period of nine months of which seven months has vested as of September 30, 2015. The approximate value vested during the three and nine months ended September 30, 2015 was $28,000 and $65,000. A payable has been recorded for the vested amounts as of September 30, 2015. As of September 30, 2015, none of the 200,000 shares or 200,000 warrants granted have been issued.

In August 2014 the Company granted 150,000 shares of common stock to a consultant with a total value of $25,500 or $0.17 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted have a vesting period of three years of which fourteen months have vested as of September 30, 2015. The approximate value vested for the three and nine months ended September 30, 2015 was $2,000 and $6,000.

For the year ended December 31, 2014 $3,500 was vested, and as a result the total amount vested as of September 30, 2015 was $9,500. A payable has been recorded for the vested amounts as of September 30, 2015. As of September 30, 2015, 100,000 shares of the 150,000 shares granted have been issued.

In September 2014 the Company granted 150,000 shares of common stock along with 150,000 Class A warrants and 150,000 Class B warrants to an advisory board member. The shares were valued at $19,250 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity. The warrants were valued at $42,761, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.15 per share; exercise price of $0.25 for the Class A warrants and $0.50 for the Class B warrants; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 300,000 warrants granted vest over a 3 year period, at 50,000 shares and 100,000 warrants per year, of which thirteen months have vested as of September 30, 2015. The approximate value vested for the three and nine months ended September 30, 2015 was $5,000 and $15,000, and for the year ended December 31, 2014 $6,400 vested, for a total of $21,400 as of September 30, 2015. A payable has been recorded for the vested amounts as of September 30, 2015. As of September 30, 2015, none of the 150,000 shares or 300,000 warrants granted have been issued.

In September 2014 the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 200,000 warrants granted have a vesting period of six months. The approximate value vested for the year ended December 31, 2014 was $37,000, and the remainder vested in the nine months ended September 30, 2015. During the nine months ended September 30, 2015 the company issued the 200,000 shares and warrant for 200,000 shares of common stock.

On October 17, 2014 the Company granted 150,000 shares of common stock to an advisory board member with a total value of $32,400 or $0.21 per share (including a 10% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted vest over a 3 year period, at 50,000 shares per year of which twelve months have vested as of September 30, 2015. The approximate value vested for the three and nine months ended September 30, 2015 was $3,000 and $8,000. A payable has been recorded for the vested amounts as of September 30, 2015. As of September 30, 2015, 25,000 of the shares previously vested have been issued, the remaining 125,000 shares granted have not been issued.

In October 2013, the Company granted 300,000 shares of common stock to an employee of the Company with a total value of $38,250 or $0.15 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 300,000 shares granted have a vesting period of three years, of which twenty three months have vested as of September 30, 2015. The approximate value vested for the three and nine months ended September 30, 2015 was $3,000 and $9,000, and for years ended December 31, 2014 was $12,700. A payable has been recorded for the vested amounts as of September 30, 2015. As of September 30, 2015, none of the 300,000 shares granted have been issued.

In August 2012, the Company granted a total of 5,000,000 shares of common stock to various officers and directors of the Company with a total value of $680,000 or $0.14 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares granted had a vesting period of five years of which all have been fully vested as of December 31, 2014. The approximate value vested for the year ended December 31, 2014 was $680,000. A payable has been recorded for the vested amounts as of December 31, 2014. During the nine month ended September 30, 2015, the Company issued the 5,000,000 shares of common stock.

7.     LEGAL SETTLEMENT

On August 11, 2015, PSKW, LLC (“PSKW”) served 3Pea International, Inc. (“3PEA”), with a complaint styled PSKW, LLC v. 3Pea International, Inc., filed in the United States District Court for the Northern District of California, Case No. 5:15-cv-03576-RMW, San Jose Division (the “Action”). In the Action, PSKW asserted claims against 3PEA for $5,800,000 for marketing fees allegedly due by 3PEA. 3PEA contended, among other things, that PSKW breached its agreement with 3PEA, for which 3PEA was damaged in an amount in excess of the amount which PSKW claimed was owed by 3PEA to PSKW. The parties each denied liability, and entered into a Settlement Agreement and Release on October 2, 2015 whereby 3PEA agreed to pay $2,500,000 to PSKW in full settlement of the Action. The settlement amount is payable by an initial payment of $1,000,000 no later than October 7, 2015, which was paid in October 2015, with the balance of $1,500,000 being payable in equal monthly installments over 18 months with interest at 3% per annum commencing on November 1, 2015. The Court dismissed the Action with prejudice, but retained jurisdiction to enforce the Settlement Agreement. 3Pea Technologies, Inc., a wholly-owned subsidiary of 3PEA, guaranteed the amount due under the Settlement Agreement. The Company accrued and expensed the entire $2,500,000 settlement as of September 30, 2015 since the principal terms of the Settlement Agreement had been agreed to as of that date.

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

These prepaid cards may be open loop, closed loop or semi-closed loop. Open loop cards can be used to receive cash at ATM locations or purchase goods or services by PIN or signature at retail locations. These cards can be used virtually anywhere that the network brand (Visa, MasterCard, Discover, etc.) is accepted. Closed loop cards can only be used at a specific merchant. Semi-closed loop cards can be used at several merchants such as a shopping mall.

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

Results of Operations

Three Months ended September 30, 2015 and 2014

Revenues for the three months ended September 30, 2015 were $2,033.548, an increase of $326,102 compared to the same period in the prior year, when revenues were $1,707,446. The increase in revenue is primarily due to growth of revenues associated with our plasma donation programs.

The company expects revenues to continue to trend upwards in the long term with less quarter to quarter variance as compared to our recent history.

Cost of revenues for the three months ended September 30, 2015 were $929,007, a decrease of $151,117 compared to the same period in the prior year, when cost of revenues were $1,080,124. Cost of revenues constituted approximately 46% and 63% of total revenues in 2015 and 2014, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the three months ended September 30, 2015 was $1,104,541, an increase of $477,219 compared to the same period in the prior year, when gross profit was $627,322. Our overall gross profit percentage approximated 54% and 37% during the third quarters of 2015 and 2014 which is consistent with our overall expectations. Our gross profit margins improved due to the launch of new card programs, the transition of existing card programs to PaySign platform, and growth in our plasma donation programs. We believe that our gross profit margins will continue to improve as we add corporate incentive prepaid card programs to the PaySign Platform.

Selling, general and administrative expenses for the three months ended September 30, 2015 were $1,270,792, an increase of $727,379 compared to the same period in the prior year, when selling, general and administrative expenses were $543,413. The increase in selling, general and administrative expenses was primarily due to expenses related to increased customer support staffing, expenses related to a legal settlement and our planned expansion in the European Union. The remaining increase in selling, general and administrative expenses was due to additional staffing in sales, finance and technology which was within expectations.

In the three months ended September 30, 2015, we recorded operating loss of $(241,224), as compared to operating income of $47,252 in the same period in the prior year, a decrease in operating income of $288,476.

Other income (expense) for the three months ended September 30, 2015 was $(2,509,605), a decrease in net other income (expense) of $2,493,274 compared to the same period in the prior year when other income (expense) was $(16,331). The decrease in other income (expenses) was primarily due to a one time legal settlement of $2,500,000 which the Company entered into on October 2, 2015 which was recorded as a charge as of September 30, 2015.

Our net income (loss) for the three months ended September 30, 2015 was $(2,612,296), a decrease of $2,643,373 compared to the same period in the prior year, when we recorded net income of $31,077. The increase in our net loss is attributable to the aforementioned factors.

Nine Months ended September 30, 2015 and 2014

Revenues for the nine months ended September 30, 2015 were $5,943,165, an increase of $594,935 compared to the same period in the prior year, when revenues were $5,348,230. The increase in revenue is primarily due to growth of revenues associated with our plasma donation programs in the nine months ended September 30, 2015. The number of plasma centers we service totaled 89 as of September 30, 2015 compared to 75 as of September 30, 2014. Our growth in revenues from plasma donation programs was partially offset by a decrease in revenues from our pharmaceutical co-pay assistance programs compared to the same period in 2014.

Cost of revenues for the nine months ended September 30, 2015 were $2,954,871, a decrease of $757,737 compared to the same period in the prior year, when cost of revenues were $3,712,608. Cost of revenues constituted approximately 50% and 69% of total revenues in 2015 and 2014, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the nine months ended September 30, 2015 was $2,988,294, an increase of 1,352,672 compared to the same period in the prior year, when gross profit was $1,635,622. Our overall gross profit margins approximated 50% and 31% during the first nine months of 2015 and 2014 which is consistent with our overall expectations. Our gross profit margins improved due to the launch of new card programs, the transition of our existing card programs to our PaySign Platform, and growth in our plasma donation programs. We expect our gross margins will continue to improve as we add corporate incentive prepaid card programs to the PaySign Platform.

Selling, general and administrative expenses for the nine months ended September 30, 2015 were $2,856,737, an increase of $1,223,917 compared to the same period in the prior year, when selling, general and administrative expenses were $1,632,820. The increase in selling, general and administrative expenses was primarily due to expenses related to increased customer support staffing, expenses related to a legal settlement and our planned expansion in the European Union. The remaining increase in selling, general and administrative expenses was due to additional staffing in sales, finance and technology which was within expectations.

In the nine months ended September 30, 2015, we recorded operating loss of $(88,223), as compared to operating loss of $(103,427) in the same period in the prior year, a decrease in operating loss of $15,204.

Other income (expense) for the nine months ended September 30, 2015 was $(2,519,452), a decrease in net other income (expense) of $2,471,062 compared to the same period in the prior year when other income (expense) was $(48,390). The decrease in other income (expenses) was primarily due to a one time legal settlement of $2,500,000 which the Company entered into on October 2, 2015 which was recorded as a charge as of September 30, 2015.

Our net loss for the nine months ended September 30, 2015 was $(2,478,876), an increase of $(2,327,456) compared to the same period in the prior year, when we recorded net loss of $(151,420). The increase in our net loss is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Net cash provided by (used) in operating activities	$178,264	$7,134
Net cash provided by (used) in investing activities	(622,139)	(386,999)
Net cash provided by (used) in financing activities	(847,964)	58,401
Net (decrease) increase in unrestricted cash and cash equivalents	(1,291,839)	(321,464)

Comparison of nine months ended September 30, 2015 and 2014

During the nine months ended September 30, 2015 and 2014, we financed our operations primarily through internally generated funds.

Operating activities provided $178,264 of cash in 2015, as compared to $7,134 of cash provided in the same period in the prior year. Major non-cash items that affected our cash flow from operations in 2015 were non-cash charges of $219,780 for depreciation and amortization, and stock-based compensation of $199,805. Our operating assets and liabilities resulted in $2,377,691 of changes most of which resulted from an increase in legal settlement payable of $2,500,000, which was the primary driver for our net loss totaling $(2,478,876). Major non-cash items that affected our cash flow from operations in 2014 were non-cash charges of $106,229 for depreciation and amortization, and stock-based compensation of $133,327.  Our operating assets and liabilities in 2014 used $(80,606) of cash, most of which resulted from a decrease in our accounts payable and accrued liabilities of $407,764, offset by collections from accounts receivable of $371,450.

Investing activities used $(622,139) of cash in 2015, as compared to $(386,999) of cash used in 2014, all of which primarily related to the enhancement of the processing platform used in our business.

Financing activities used $(847,964) of cash in 2015 as compared to $58,401 of cash provided in 2014. In 2015, cash used in financing activities consisted of payments on notes payables totaling $847,964.

Sources of Financing

We believe that our available cash on hand at September 30, 2015 of $2,595,129 and revenues anticipated for the remainder of 2015 will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On August 11, 2015, PSKW, LLC (“PSKW”) served 3Pea International, Inc. (“3PEA”), with a complaint styled PSKW, LLC v. 3Pea International, Inc., filed in the United States District Court for the Northern District of California, Case No. 5:15-cv-03576-RMW, San Jose Division (the “Action”). In the Action, PSKW asserted claims against 3PEA for $5,800,000 for marketing fees allegedly due by 3PEA. 3PEA contended, among other things, that PSKW breached its agreement with 3PEA, for which 3PEA was damaged in an amount in excess of the amount which PSKW claimed was owed by 3PEA to PSKW. The Parties each denied liability, and entered into a Settlement Agreement and Release on October 2, 2015 whereby 3PEA agreed to pay $2,500,000 to PSKW in full settlement of the Action. The settlement amount is payable by an initial payment of $1,000,000 no later than October 7, 2015, which was paid in October 2015, with the balance of $1,500,000 being payable in equal monthly installments over 18 months with interest at 3% per annum commencing on November 1, 2015. The Court dismissed the Action with prejudice, but retained jurisdiction to enforce the Settlement Agreement. 3Pea Technologies, Inc., a wholly-owned subsidiary of 3PEA, guaranteed the amount due under the Settlement Agreement.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2015, 560,000 shares of common stock were issued to two consultant for services rendered valued at $187,200.

In August 2015, 12,500 shares of common stock were issued to a member of the board of advisor for services rendered valued at $2,663.

The shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933.

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

3PEA INTERNATIONAL, INC.

Date: November 16, 2015	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: November 16, 2015	/s/ Brian Polan
By: Brian Polan, Chief Financial Officer (principal financial and accounting officer)

