Form 10-K
period 2015-12-31
3PEA INTERNATIONAL, INC.
filed 2016-03-30
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-54123

3PEA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-4550154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 W. Horizon Ridge Parkway, Suite 200, Henderson, Nevada 89012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $16,910,510 based upon a market price of $0.69 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 42,773,265 as of March 16, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

i

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

The business of 3PEA Technologies, Inc., both before and after we acquired it, was the development of a secure payment gateway and hardware device which utilized encryption technology and secure key exchange to facilitate PIN debit transactions over the internet. We developed proprietary stored value systems, secure key loading systems, and acted as an encryption service organization injecting keys into its proprietary payment terminal called the PayPad®. Users could connect the device to their computers and utilize it to make purchases over the internet without having to provide their credit card and other personal information to the seller. Due to the lack of market acceptance of this concept, we ultimately determined to shelve the product and reevaluate the technology and markets for potential use in the future. 3PEA Technologies, Inc. continues to focus on the evaluation of payment terminal software and hardware technology. We then adapted the payment platform that we developed to support prepaid debit cards, which is our current business.

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

We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and associations, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement. We deploy a fully staffed, in-house customer service department which utilizes bi-lingual customer service agents, Interactive Voice Response (“IVR”), and two way short message service (“SMS”) messaging.

In 2013, we began business development activities related to opportunities in the European Union, including the opening of a satellite office within the EU. We have identified large scale opportunities within the prepaid debit card market and are aggressively pursuing these opportunities.

To date, we have issued millions of prepaid debit cards under programs implemented for several Fortune 100 and 500 companies, including many of the top pharmaceutical manufacturers, universities and social media companies in the world.

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

While these cards work like traditional debit/credit cards and offer many of the same fraud and loss protections, they access funds that have been pre-loaded onto the card by either the cardholder, another person (as a gift), the government for benefits, employers/corporations for payroll, or by a corporation for rewards/incentives or health benefits. As a non-credit payment tool, they help users control their budget.

According to the 2013 Federal Reserve Payments Study, growth in prepaid card payments increased at the fastest rate from 2009 to 2012 when compared to credit, debit, ACH and checks. In this period, prepaid debit transactions grew at a rate of 15.8% annually, reaching 9.2 billion transactions in 2012. Transactions on prepaid cards have a compounded annual growth rate (CAGR) of 30.7% in the years 2003-2012, and a CAGR of 15.8% during the 2009 to 2012 time frame.

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

General Purpose Reloadable (“GPR”): A type of prepaid card typically purchased by a consumer for his/her personal use to pay for purchases, pay bills and/or access cash at ATMs. GPR cards may be purchased online and in retail locations from a variety of providers. Funds may be loaded onto the card by direct deposit of wages or benefits or at retail locations offering prepaid card reload services.

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

Our Products and Services

We are a vertically integrated payment processor and debit card program manager offering innovative payment solutions to corporations, government agencies, universities and other organizations. Our payment solutions are utilized by our customers as a means to increase customer loyalty, reduce administration costs and streamline operations. We market our prepaid debit card solutions under our PaySign® brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. These revenues can include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees derived from card usage; inactivity fees; card replacement fees and program administration fees. We provide an in-house customer service center which includes live bi-lingual phone operators staffed 24/7 for incoming calls. We also run in-house Interactive Voice Response and two way SMS messaging platforms. Our cards are offered to end users through our relationships with bank issuers.

In the first several years of our existence we focused mainly on providing co-pay assistance prepaid cards to the pharmaceutical industry. In 2011, we developed a prepaid card based payment solution for the source plasma collection industry. In recent months, having built the necessary infrastructure and adding essential staff, we have increased our focus and sales efforts on corporate incentive prepaid solutions. This market segment is expected to grow to $19.5 billion by 2016, according to First Annapolis Consulting. In the fourth quarter of 2015, we added 8 corporate incentive reward programs to our platform. As of December 31, 2015 we managed 91 such programs, up from 78 as of year-end 2014. These programs tend to have high gross margins and predictable usage patterns.

The PaySign Brand

In order to leverage the capabilities of the PaySign platform and successfully expand our product offerings to additional, non-healthcare related verticals, we established the PaySign brand of prepaid cards and prepaid solutions. The PaySign brand will encompass the entirety of our prepaid product offerings, including but not limited to: corporate incentives (including healthcare and non-healthcare markets), payroll, settlement payments, and solutions designed for the public sector. PaySign is a registered trademark of ours in the United States and other countries.

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

Source Plasma Donor Payments

Plasma derived therapies are lifesaving treatments used to treat various rare conditions. In order for plasma based therapies to be produced, human plasma must be used in its manufacture. Human Plasma is the yellow liquid portion of whole blood that can be easily replaced by the body. Plasma makes up approximately 57 percent of whole blood and consists primarily of water and proteins. Source plasma is the plasma collected from volunteer donors that serves as the raw material for the further manufacture into these lifesaving therapies. Historically, source plasma donation centers remunerated their donors with cash or checks. In the past several years, plasma donation centers have migrated to a prepaid card based solution for donor payments.

3PEA offers a comprehensive customized payment solution for source plasma collection centers under the PaySign brand. The solution consists of the PaySign Prepaid Debit Card, the PaySign Connect Portal for administrators, and the PaySign Kiosk. The solution offers customized reporting and provides a level of business analytics previously unavailable. The solution can be utilized either as a stand-alone web based solution or integrated with existing donor management systems, giving plasma donation centers an increased level of flexibility.

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

Customer Service Center

In order to provide a full range of services to our customers, we offer a fully staffed, in-house Customer Service Center which is operational 24 hours a day, 7 days per week consisting of live bi-lingual phone operators for incoming calls. The PaySign Platform provides an Interactive Voice Response, SMS alerts and two way SMS messaging, allowing cardholders to set alerts and check their balances and history without the assistance of a live customer service operator. We believe our in-house customer service center provides the highest quality customer service experience for our clients as training is performed on-site by 3PEA staff, and the center performs customer service solely for our products and card programs.

Other Markets

We have identified a variety of other markets that our debit cards can be used, such as; corporate incentive or reimbursement programs, gift cards, payroll payments, government benefit payments, parental control, travel and per diem, and as a reloadable debit card for use by consumers without a traditional bank account.

Technology

Our technology platform employs a standard enterprise services bus in a service-oriented architecture, configured for 24/7 operations. We maintain two secure, interconnected, environmentally-controlled data centers, with emergency power generation capabilities, and redundant functionalities. We use a variety of proprietary and licensed standards-based technologies to implement our platforms, including those which provide for orchestration, interoperability and process control. The platforms also integrate a data infrastructure to support both transaction processing and data warehousing for operational support and data analytics.

Competition

The markets for financial products and services, including stored valued cards (“SVC”) and services related thereto, are intensely competitive. We compete with a variety of companies in our markets and our competitors vary in size, scope and breadth of products and services offered.  Certain segments of the financial services and healthcare industries tend to be highly fragmented, with numerous companies competing for market share. Highly fragmented segments currently include financial account processing, customer relationship management solutions, electronic funds transfer and SVC solutions. In addition to competition from other companies, we face competition from existing and potential clients who already have or may develop their own product offerings.

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

Regulations

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

Money Transfer and Payment Instrument Licensing Regulations

We are not currently subject to money transfer and payment instrument licensing regulations; however, we have plans to introduce products in the future that would be subject to such regulations. Currently, we believe that 39 U.S. jurisdictions would require us to obtain a license to operate a money transfer business. As a licensee, we would be subject to certain restrictions and requirements, including reporting, net worth and surety bonding requirements and requirements for regulatory approval of controlling stockholders, agent locations and consumer forms and disclosures. We would also be subject to inspection by the regulators in the jurisdictions in which we are licensed, many of which conduct regular examinations. In addition, we would be required to maintain "permissible investments" in an amount equivalent to all "outstanding payment obligations."

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

Employees and Independent Contractors

As of March 17, 2016, we had thirty-two employees and independent contractors.

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

Risks Related to Our Business

Our growth rates may decline in the future. In fiscal 2015, we experienced growth in our corporate incentives solution business. However, this revenue growth was offset by a reduction in revenue derived from our pharmaceutical card programs. This resulted in a decrease in our year over year revenue. There can be no assurance that we will be able to resume our historical growth rates in future periods. In the near term, our continued growth depends in significant part on our ability, among other things, to enter new markets and to continue to attract new clients, and to retain our current clientele. Our continued growth also depends on our ability to develop and market other debit card products that can utilize the platform that we have developed for our pharmaceutical sampling business.

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

Some services relating to our business, including network connectivity and gateway services are outsourced to third-party vendors. All of our vendors could be replaced with competitors if our vendor terminated our contract or went out of business. However, in some cases replacing a vendor would entail one-time integration costs to connect our systems to the successor’s systems, and could result in less advantageous contract terms for the same service, which could adversely affect our profitability.

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

We may also be subject to costly litigation in the event our products and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of our management and employees. Any claim from third parties may result in limitations on our ability to use the intellectual property subject to these claims. As of December 31, 2015, we had not received any notice or claim of infringement from any party.

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

Our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 52.5% of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have outstanding 42,773,265 shares of our common stock, assuming no exercise of outstanding options or warrants. None of the shares are subject to any lock-up agreements, and all are eligible for sale, subject in some cases to volume and other restrictions imposed by Rule 144. Sales of substantial amounts of our common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our common stock, the trading price of our common stock could decline substantially. Fluctuations in our quarterly or annual results of operations may be due to a number of factors, including, but not limited to:

•	the timing and volume of purchases, use and reloads of our prepaid cards and related products and services;

•	the timing and success of new product or service introductions by us or our competitors;

•	seasonality in the purchase or use of our products and services;

•	reductions in the level of interchange rates that can be charged;

•	fluctuations in customer retention rates;

•	changes in the mix of products and services that we sell;

•	changes in the mix of retail distributors through which we sell our products and services;

•	the timing of commencement, renegotiation or termination of relationships with significant third party service providers;

•	changes in our or our competitors' pricing policies or sales terms;

•	the timing of commencement and termination of major advertising campaigns;

•	the timing of costs related to the development or acquisition of complementary businesses;

•	the timing of costs of any major litigation to which we are a party;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to control costs, including third-party service provider costs;

•	volatility in the trading price of our common stock, which may lead to higher stock-based compensation expenses or fluctuations in the valuations of vesting equity; and

•	changes in the regulatory environment affecting the banking or electronic payments industries generally or prepaid financial services specifically.

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

ITEM 2. PROPERTIES.

We lease approximately 10,000 square feet of office space at 1700 W Horizon Ridge Parkway, Henderson, Nevada 89012, under a lease of approximately $14,000 per month.

We lease space for our data centers in Las Vegas, Nevada under co-location agreements that have typical terms of 36 months. The agreements provide for lease payments of approximately $4,600 per month.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2015 and 2014, our common stock was traded on the OTCQB operated by OTC Markets Group, LLC under the symbol “TPNL”. The company is now fully reporting and dual listed on the OTCQB and on the OTC Bulletin Board. The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2015 and 2014.

	2015		2014
	High	Low	High	Low
First Quarter	0.69	0.23	0.19	0.14
Second Quarter	0.95	0.36	0.22	0.11
Third Quarter	0.47	0.33	0.25	0.13
Fourth Quarter	0.37	0.20	0.44	0.19

There were 378 shareholders of record of the common stock as of December 31, 2015. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2015 or 2014. Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so. There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ending December 31, 2015, we issued 12,500 shares of common stock to an individual for services as a board advisor. The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter ending December 31, 2015, we did not purchase any shares of our common stock.

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

We are a vertically integrated payment processor and debit card program manager offering innovative payment solutions to corporations, government agencies, universities and other organizations. Our payment solutions are utilized by our customers as a means to increase customer loyalty, reduce administration costs and streamline operations. We market our prepaid debit card solutions under our PaySign brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. These revenues can include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees derived from card usage; inactivity fees; card replacement fees and program administration fees. We provide an in-house customer service center which includes live bi-lingual phone operators staffed 24/7, for incoming calls. We also provide in house Interactive Voice Response and two way SMS messaging platforms.

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

Results of Operations

In 2015 we increased our focus on sales while continuing to invest in our core infrastructure, platform development and the addition of essential personnel in order to allow us to successfully scale our business. Despite a reduction in revenue from our pharmaceutical co-pay assistance programs, we increased our footprint in the plasma donation compensation space from 78 plasma donation centers utilizing the PaySign solution on December 31, 2014 to 91 on December 31, 2015.

Fiscal Years Ended December 31, 2015 and 2014

Revenues for the year ended December 31, 2015 were $8,107,541, a decrease of $2,185,639 compared to the year ended December 31, 2014, when revenues were $10,293,180. The decrease in revenue was primarily due to a decrease in our healthcare reimbursement payments and pharmaceutical co-pay assistance programs. The Company experienced an increase in revenue from its plasma donation compensation programs in 2015 and expects revenue from plasma donation programs to increase in 2016. We believe the company will resume revenue growth in 2016 and beyond as a result of growth in our corporate incentive programs.

Cost of revenues for the year ended December 31, 2015 were $4,019,514, a decrease of $635,201 compared to the year ended December 31, 2014, when cost of revenues were $4,654,715. Our costs of revenues have decreased substantially as a result of lower revenues in our pharmaceutical programs which was offset by increases in revenues from our plasma donation compensation programs. Cost of revenues constituted approximately 50% and 45% of total revenues in 2015 and 2014, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service and program management expenses, application integration setup, and sales and commission expense.

Gross profit for the year ended December 31, 2015 was $4,088,027, a decrease of $1,550,438 compared to the year ended December 31, 2014, when gross profit was $5,638,465. Our overall gross profit percentage approximated 50% and 55% during the fiscal years 2015 and 2014 which is consistent with our overall expectations. We believe our profit margins will improve in the future as we continue to pursue new corporate incentive reward programs utilizing our PaySign platform and marketing our products and services utilizing our internal sales and marketing team.

Selling, general and administrative expenses for the year ended December 31, 2015 were $3,734,187, an increase of $1,018,871 compared to the year ended December 31, 2014, when selling, general and administrative expenses were $2,715,316. The increase in selling, general and administrative expenses was due to increased staffing and technological expenses relating to launch of several new and ongoing programs and our planned expansion into the European Union. We continued to ramp up our investment in infrastructure and processes during 2015 to be able to scale our business successfully. In fiscal 2015, we began to devote more resources to our internal sales and marketing team and expect to continue to do so in 2016.

In the fiscal year ended December 31, 2015, we recorded operating income (loss) of $(8,872), as compared to operating income of $2,751,555 in the fiscal year ended December 31, 2014, a decline of $2,760,427.

Other income (expense) for the year ended December 31, 2015 was $(2,540,705), as compared to other income (expense) of $(141,515) in year ended December 31, 2014, which represents a decrease in net other income (expense) of $2,399,190. The substantial decrease in net other income (expense) in 2015 as compared to 2014 was primarily due to a legal settlement totaling $2,500,000 which we recorded as an expense in 2015 which is further discussed in detail in Note 8 of our Consolidated Financial Statements, which was offset by lower interest expense as we substantially reduced our indebtedness in fiscal 2015 as compared to fiscal 2014.

Our net income (loss) for the year ended December 31, 2015 was $(2,410,337), as compared to net income of $2,610,484 in the year ended December 31, 2014, which represents a decrease in net income (loss) of $5,020,821. The overall change in net income is attributable to the aforementioned factors.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Net cash provided by (used in) operating activities	$(719,504)	$3,082,535
Net cash (used in) investing activities	(926,182)	(527,912)
Net cash (used in) financing activities	(851,788)	305,106
Net increase (decrease) in unrestricted cash and cash equivalents	$(2,497,474)	$2,859,729

Comparison of Fiscal 2015 and 2014

In fiscal 2015 and 2014, we financed our operations primarily through internally generated funds.

Operating activities provided (used) $(719,504) of cash in 2015, as compared to $3,082,535 of cash in fiscal 2014. Major non-cash items that affected our cash flow from operations in 2015 were non-cash stock based expenses of $202,550 and depreciation and amortization of $362,712. Our operating assets and liabilities provided $1,276,148 of cash, which resulted primarily from an increase in a legal settlement payable of $1,254,658.

Investing activities used $(926,182) of cash in 2015, as compared to $(527,912) of cash in 2014, all of which related in both years to platform expansion and the purchase of equipment used in our business.

Financing activities provided (used in) $(851,788) of cash in 2015 as compared to $305,106 of cash in 2014. Our cash used in financing activities in 2015 related to repayment of borrowings during 2015.

Liquidity and Sources of Financing

In both 2015 and 2014, our operations were focused on developing and launching our PaySign® platform, infrastructure and processes to be able to scale our business successfully which was financed from operations.

We believe that our available cash on hand at December 31, 2015 of $1,389,494 and revenues and operating profits anticipated for 2016 will be sufficient to sustain our operations for the next twelve months.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2015, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Mark Newcomer, our chief executive officer, and Brian Polan, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2015 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm because it is neither an accelerated filer or a large accelerated filer.

ITEM 9A(T). controls and procedures.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Listed below are the current directors and executive officers of the Company.

Name	Age	Present Positions with Company
Mark R. Newcomer	50	President & CEO, Chairman, Director
Brian Polan	56	CFO
Daniel H. Spence	52	CIO, Director
Anthony E. DePrima, Esq.	76	Secretary, Director

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

Daniel H. Spence, Chief Information Officer, Director. Mr. Spence serves as our Chief Information Officer and has served as a director since March 2006. Mr. Spence is responsible for the design and architecture of the PaySign® payments platform. Prior to founding 3PEA Technologies, Inc. with co-founder Mark Newcomer, Mr. Spence designed and developed secure middleware for Internet financial processing systems in various contract positions. From 1995-1997, Mr. Spence was Systems Manager at The Associated Press. From 1997-1999, Mr. Spence was Director of Technology Planning at The Associated Press, the world’s largest news gathering organization with over 4000 employees in 227 countries. From 1984-1994, Mr. Spence was with Coca-Cola in Australia implementing financial and line of business systems for Coca-Cola operations worldwide. In 2007-2008, he was Project Manager for the implementation of Medicare Easyclaim for ANZ Bank in Australia. Easyclaim allows patients and medical practitioners to lodge Medicare claims using the existing EFTPOS infrastructure. In 2010-2011 he was Business Analyst on the EFT and Banking Stream that was responsible for the upgrade of POS Terminals to EMV capability for Australia Post. Previously for 3PEA, he designed and developed EFTPOS terminals and secure key injection systems, and the software tools (API/SDK) for the EFTPOS terminal integration by third party developers. He has certified several financial interchanges in the ISO8583 and AS2805 standards to various EFT networks in the United States and Australia. He has over 25 years’ experience deploying large-scale technology solutions for major international corporations. We believe that Mr. Spence should serve as a director based on his experience in internet financial processing systems and as a founder of our company.

Anthony E. DePrima, JD., Secretary, Director. Mr. DePrima serves as our Secretary and has served as a director since October 2009. Mr. DePrima is a highly experienced attorney licensed in Arizona with broad corporate management experience. He has been an active member of the State Bar of Arizona since April 1967 to the present, and a former member of the American Bar Association. During this time, he served as a Member of the U.S. Department of Commerce District Export Council for District of Arizona, and Chairman of the International Section of the Arizona Bar, Chairman of the Legal Advisory Committee of the Arizona Mexico Commission, and Director of the Arizona Mexico Commission. His law practice has included Corporate, Commercial, Business, International Trade and US Customs Law, as well as general trial practice with numerous court and jury trials. Mr. DePrima is currently a member of DePrima Law, PC. He is a Director and General Counsel of Coal Brick Oven Pizzeria, Inc., a Delaware corporation (Grimaldi’s Pizzeria chain of restaurants). For over 20 years he has been Director and Secretary of Media Concepts, Inc., an Arizona corporation which publishes Native Peoples Magazine. From 1983 to 1998 he held various management positions in American Architectural Products Corporation, a NASDAQ traded company, including Chief Executive Officer, President, Secretary, Executive Vice President, Executive Vice President, Chief Financial Officer, Vice President General Counsel, and Chairman of Board of Directors. Through the years he has held positions of Director, Chief Executive Officer, President, Secretary, Executive Vice President, and Chief Financial Officer of medium sized publicly traded companies. Mr. DePrima has a BS in General Business from Arizona State University School of Business, and Juris Doctorate from the University of Arizona. We believe that Mr. DePrima should serve as a director based on his extensive experience as an attorney and as an officer and director of other public companies.

Executive Officers Who Are Not Directors

Brian Polan, Chief Financial Officer. Mr. Polan has served as our Chief Financial Officer since October 2015. Mr. Polan previously served as our VP of Corporate Finance since October 2013 and VP of Investor Relations from June 2012 to September 2013. Mr. Polan’s experience in the private sector includes serving as financial advisor with DLG Wealth Management LLC from January 2010 to June 2012, and various retail brokerages from 1983 to December 2012. Mr. Polan received his BS Degree in Business Administration from the State University of New York at Buffalo.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f).

Board of Directors

Our board currently consists of three directors. During 2015, our board of directors had three meetings. All directors attended every meeting held during the time in which they served as directors. There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended 2015, the officers and directors were current on their filing obligations.

ITEM 11. EXECUTIVE COMPENSATION.

Summary compensation table

The following table sets forth the compensation earned by our named Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Name and Principal Position	Year	Salary $	Stock Grant $ (1)	Total $

Mark Newcomer, President & CEO	2015	$218,000	$–	$218,000
	2014	$218,000	$98,000	$316,000
	2013	$156,000	$28,000	$184,000
Brian Polan, CFO	2015	$17,000	$–	$17,000
Arthur de Joya (former CFO)	2015	$58,500	$–	$58,500
	2014	$23,000	$98,000	$121,000
Daniel Spence CIO	2015	$163,500	$–	$163,500
	2014	$124,500	$98,000	$222,500
	2013	$100,500	$28,000	$128,500
Chris Newcomer (former CTO)	2014	$108,000	$98,000	$206,000
	2013	$97,000	$28,000	$125,000

(1) In August 2012, the Company granted Mark Newcomer, Arthur de Joya, Daniel Spence and Chris Newcomer a total of 1,000,000, 1,000,000, 1,000,000 and 1,000,000 shares of common stock, respectively, which had a total value of $119,000, $119,000, $119,000 and $119,000, respectively, based upon a value of $0.14 per share. The value per share was based on the market value on the date of grant, less a 15% discount due to the shares being restricted and lacking market liquidity. The stock grants vest in equal amounts over a period of five years as of the end of each calendar quarter to the extent the officers were still employed by us at the time. During 2014, the Company accelerated the vesting for the remaining unvested portion whereby each stock grant became fully vested as of December 31, 2014. The amount included as compensation for 2013 and 2014 is only the amount that had vested during the years ending December 31, 2013, and December 31, 2014, respectively.

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year. We did not reprice any options or stock appreciation rights during the last fiscal year.

Employment Agreements

We do not have any employment agreements with our officers.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Grants ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)(2)	Total ($)

David Weiler (3)	–	–	–	–	–	$13,720	$13,720
Anthony DePrima	–	–	–	–	–	$22,500	$22,500

We do not have any policy regarding compensation of our directors.

(1) Mr. Weiler received a total of $13,720 in consideration for consulting services rendered to the Company.

(2) Mr. DePrima received a total of $22,500 in consideration for consulting and legal services rendered to the Company.

(3) Mr. Weiler is a former director having voluntarily resigned in December 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 16, 2016, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Mark Newcomer (2) (3)	8,010,000	18.73%

Daniel H. Spence (2) (4)	7,510,000	17.56%

David R. Weiler (5)	4,189,950	9.80%

Anthony E. DePrima (2) (6)	2,745,163	6.42%

Brian Polan	–	–

All Officers and Directors as a Group	18,265,163	42.70%

(1)	Based upon 42,773,265 shares of Common Stock issued and outstanding as of March 16, 2016.

(2)	The address for the shareholder is 1700 W Horizon Ridge Pkwy, Suite 102, Henderson, NV 89012.

(3)	Mark Newcomer’s ownership consists of 8,010,000 shares owned outright.

(4)	Mr. Spence’s ownership consists of 7,510,000 shares owned outright.

(5)	Mr. Weiler ownership consists of 4,189,950 shares owned outright. The address for Mr. Weiler is 126 Belle Glen Drive, Nashville, TN 37221.

(6)	Mr. DePrima’s ownership consists of 2,745,163 shares owned outright.

Equity Compensation Plan Information

At December 31, 2015, we did not have any equity compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We were previously indebted to Cynthia Korte in the amount of $501,000 as of 2013 pursuant to a note that bore interest at 8.5% per annum, and which was unsecured and due on demand. Ms. Korte was a related party by virtue of her ownership of 2,442,000 shares of common stock, which constituted 6.0% of our outstanding shares. We repayed this note in full in November 2014, and in connection with the repayment Ms. Korte ageed to return the shares for cancellation.

As of December 31, 2014, we were indebted to ADX Venture Group, LLC, an entity 100% owned by our former Chief Financial Officer, in the amount of $454,000 pursuant to a note with no stated interest, secured by our assets and due on January 15, 2015. The note was paid in full by the due date of January 15, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2015 and 2014, we have retained Sarna & Company as our principal accountants. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements for 2015 and 2014 was $15,000 and $15,000, respectively.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2015 and 2014 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item was $0 and $0, respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2015 and 2014 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List the following documents filed as a part of the report:

(1)       All financial statements: Audited financial statements of 3PEA International, Inc. as of December 31, 2015 and 2014, and for the years ended December 31, 2015 and 2014, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ equity.

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

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated June 30, 2010 (1)
3.2	By-Laws(1)
4.1	Form of common stock certificate (1) (2)
4.2	Form of Warrant (1)
10.1	Share Exchange Agreement between 3PEA International, Inc. and WOW Technologies, Inc. (1)
10.2	Plan of Reorganization of Wow Technologies, Inc. (1)
10.3	Form of Convertible Promissory Note (1)
10.4	Card Sponsorship and Services Agreement dated July 16, 2007 by and between 3PEA International, Inc. and Monterey County Bank (3)(4)
14	Code of Business Conduct and Ethics (1)
11	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends (5)
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form 10 filed on September 16, 2010.
(2)	Information pertaining to our common stock is contained in our Articles of Incorporation and Bylaws.
(3)	Incorporated by reference to our Registration Statement on Form 10/A filed on December 1, 2010.
(4)	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act.
(5)	Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

3PEA INTERNATIONAL, INC.

Dated: March 30, 2016	/s/ Mark Newcomer
Mark Newcomer, Chief Executive Officer

Dated: March 30, 2016	/s/ Brian Polan
By: Brian Polan, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: March 30, 2016	/s/ Mark Newcomer
Mark Newcomer, Chairman and Chief Executive Officer

Dated: March 30, 2016	/s/ Daniel Spence
Daniel Spence, Chief Information Officer, Director

Dated: March 30, 2016	/s/ Anthony DePrima
Anthony DePrima, Secretary, Director

EXHIBIT A

3PEA INTERNATIONAL, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

3PEA International, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of 3PEA International, Inc. as of December 31, 2015 and December 31, 2014, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of 3PEA International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3PEA International, Inc., as of December 31, 2015 and December 31, 2014, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in The United States of America.

/s/ Sarna & Company

Sarna & Company,

Certified Public Accountants

Thousand Oaks, California

March 28, 2016

3PEA INTERNATIONAL, INC.

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(AUDITED)

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$1,389,494	$3,886,968
Cash Restricted	7,063,945	7,792,255
Accounts Receivable	16,742	86,658
Prepaid Expenses and other assets	254,225	214,502
Total current assets	8,724,406	11,980,383

Fixed assets, net	271,967	206,929

Intangible and other assets
Deposits	3,551	4,451
Intangible assets, net	1,264,151	765,719

Total assets	$10,264,075	$12,957,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$465,318	$680,159
Customer card funding	7,063,945	7,792,255
Legal settlement payable – current portion	915,475	–
Stocks payable - related parties	125,987	680,000
Notes payable- related parties	–	700,440
Notes payable	174,098	325,446
Total current liabilities	8,744,823	10,178,300

Long-term liabilities
Legal settlement payable-long-term portion	339,183	–
Total long-term liabilities	339,183	–

Total liabilities	9,084,006	10,178,300

Commitments and contingencies	–	–

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 42,510,765 and 36,669,106 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	42,511	36,669
Additional paid-in capital	6,579,508	5,634,886
Treasury stock at cost, 303,450 and 303,450 shares, respectively	(150,000)	(150,000)
Accumulated deficit	(5,200,412)	(2,790,075)
Total 3PEA International, Inc.'s stockholders' equity	1,271,607	2,731,480
Non-controlling interest	(91,538)	47,702
Total stockholders' equity	1,180,069	2,779,182

Total liabilities and stockholders' equity	$10,264,075	$12,957,482

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(AUDITED)

		For the year ended December 31, 2015	For the year ended December 31, 2014
Revenues		$8,107,541	$10,293,180

Cost of revenues		4,019,514	4,654,715

Gross profit		4,088,027	5,638,465

Operating expenses
Depreciation and amortization		362,712	171,594
Selling, general and administrative		3,734,187	2,715,316
Total operating expenses		4,096,899	2,886,910

Income (loss) from operations		(8,872)	2,751,555

Other income (expense)
Gain on debt extinguishment		11,337	–
Other expenses		(6,359)	–
Legal settlement		(2,500,000)	–
Interest expense		(45,683)	(141,515)
Total other income (expense)		(2,540,705)	(141,515)

Income (loss) before provision for income taxes and noncontrolling interest		(2,549,577)	2,610,040

Provision for income taxes		–	–

Net income (loss) before noncontrolling interest		(2,549,577)	2,610,040

Net loss attributable to the noncontrolling interest		139,240	444

Net income (loss) attributable to 3PEA International, Inc.		$(2,410,337)	$2,610,484

Net income (loss) per common share - basic		$(0.06)	$0.07
Net income (loss) per common share – fully diluted	$	N/A	$0.06

Weighted average common shares outstanding - basic		39,641,175	38,808,085
Weighted average common shares outstanding - fully diluted		N/A	42,405,846

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(AUDITED)

	Stockholders' Deficit Attributable to 3PEA International, Inc.
	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity

Balance, December 30, 2013	38,936,106	$38,936	$5,570,406	$(150,000)	$(5,400,559)	$48,146	$106,929
Issuance of stock for accrued stock payable	175,000	175	31,400	–	–	–	31,575
Issuance of stock warrants for 100,000 shares as a loan fee	–	–	30,638	–	–	–	30,638
2,442,000 shares acquired through debt settlement and retired	(2,442,000)	(2,442)	2,442	–	–	–	–
Net income (loss)	–	–	–	–	2,610,484	(444)	2,610,040

Balance, December 31, 2014	36,669,106	36,669	5,634,886	(150,000)	(2,790,075)	47,702	2,779,182
Issuance of stock for services	629,159	630	201,920	–	–	–	202,550
Issuance of stock and warrant for accrued liabilities	200,000	200	65,014	–	–	–	65,214
Issuance of stock for accrued liabilities	12,500	12	2,688	–	–	–	2,700
Issuance of stock for accrued stock payable	5,000,000	5,000	675,000	–	–	–	680,000
Net loss	–	–	–	–	(2,410,337)	(139,240)	(2,549,577)

Balance, December 31, 2015	42,510,765	$42,511	$6,579,508	$(150,000)	$(5,200,412)	$(91,538)	$1,180,069

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(AUDITED)

	For the year ended December 31, 2015	For the year ended December 31, 2014
Cash flows from operating activities:
Net income (loss)	$(2,410,337)	$2,610,484
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in noncontrolling interest	(139,240)	(444)
Stock based expenses	202,550	600,641
Depreciation and amortization	362,712	171,594
Gain on debt extinguishment	(11,337)	–
Changes in operating assets and liabilities:
Change in restricted cash	728,310	(886,575)
Change in accounts receivable	69,916	291,055
Change in prepaid expenses	(44,723)	13,346
Change in other assets	900	445
Change in accounts payable, accrued liabilities and stocks payable	(130,590)	(604,586)
Change in customer card funding	(728,310)	886,575
Change in legal settlement payable	1,254,658	–
Change in stock payable	125,987	–
Net cash provided by (used in) operating activities	(719,504)	3,082,535

Cash flows from investing activities:
Purchase of fixed assets	(138,332)	(140,853)
Purchase of intangible assets	(787,850)	(387,059)
Net cash used in investing activities	(926,182)	(527,912)

Cash flows from financing activities:
Proceeds from borrowings from related parties	–	668,440
Proceeds from borrowing	–	149,450
Payments on notes payable-related parties	(700,440)	(501,000)
Payments on notes payable	(151,348)	(11,784)
Net cash provided by (used in) financing activities	(851,788)	305,106

Net change in cash	(2,497,474)	2,859,729
Cash, beginning of period	3,886,968	1,027,239

Cash, end of period	$1,389,494	$3,886,968

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014 (AUDITED)

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

We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and associations, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement. We deploy a fully staffed, in-house customer service department which utilizes bi-lingual customer service agents, Interactive Voice Response (IVR), and two way short message service (SMS) messaging.

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

Cash restricted and Customer card funding – At December 31, 2015 and 2014, cash restricted are funds held specifically for our card programs which we have recorded a corresponding customer card funding liability in the same amount.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered.  As of December 31, 2015 and 2014, there are no deferred revenues recorded.

We generate the following types of revenues:

Administration and usage fees, charged to our prepaid card clients when our programs are created, distributed or reloaded. Such revenues are recognized when such services are performed.

Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our stored valued cards (“SVC”) are used in a purchase or ATM transaction. Such revenues are recognized when such services are performed.

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

Stock based compensation for employees is accounted for using the Stock Based Compensation Topic of the FASB ASC. We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Advertising costs – Advertising costs incurred in the normal course of operations are expensed as incurred.

Research and development costs – Research and development costs are charged to expense as incurred.

New accounting pronouncements – In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) ("ASU 2016-01"). ASU 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income.  The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of the ASU may result in a cumulative adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of the provisions of ASU 2016-01, however, we do not expect the adoption of the ASU to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The ASU is effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. We elected to early adopt this standard as of December 31, 2015 to simplify the presentation of our deferred income taxes and applied the guidance retrospectively to all periods presented. This change resulted in a reclassification of approximately $2.0 million in our net deferred tax assets and liabilities on our December 31, 2014 consolidated balance sheet. We do not deem the early adoption of the ASU to have a material impact on our consolidated financial statements for all periods presented.

In September 2015, the FASB issued ASU No. 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings from changes in depreciation, amortization, or other income effects as a result of changes to provisional amounts calculated as if the accounting had been completed at the acquisition date. In addition, the amendments in the ASU require an entity to disclose the nature and amount of measurement-period adjustments recognized in the current period that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

The amendments are effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We have elected to early adopt the provisions of ASU 2015-16 as of December 31, 2015. The adoption of the ASU had no material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The ASU is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. We have elected to early adopt the provisions of ASU 2015-03 as of December 31, 2015. The adoption of the ASU resulted in a reclassification of approximately $5.8 million and $7.4 million on our December 31, 2015 and 2014 consolidated balance sheets, respectively, between prepaid and other assets and our total note payable outstanding. Of these amounts, approximately $1.5 million is netted against the current portion of our note payable outstanding for all periods presented. The adoption of the ASU was not deemed to have a material impact on our consolidated balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. Under ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, the revenue standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted for periods beginning after December 15, 2016. We are currently evaluating the impact of our pending adoption of ASU 2015-14 and ASU 2014-09 on our consolidated financial statements.

2.     FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2015	December 31, 2014
Equipment	$660,813	$351,133
Software	114,097	297,978
Furniture and fixtures	85,646	75,118
Leasehold equipment	36,499	34,494
	897,055	758,723
Less: accumulated depreciation	625,088	551,794
Fixed assets, net	$271,967	$206,929

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2015	December 31, 2014
Patents and trademarks	$34,771	$34,771
Platform	1,284,551	781,618
Kiosk Development	64,802	64,802
Licenses	329,028	44,110
	1,713,152	925,301
Less: accumulated amortization	449,001	159,582
Intangible assets, net	$1,264,151	$765,719

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years.

4.     NOTES PAYABLE – RELATED PARTIES

	December 31, 2015	December 31, 2014
Note payable due to the former Chief Financial Officer of the Company, bearing no interest, due on January 15, 2015, and secured by assets of the Company. This note was paid off on January 15, 2015.	–	454,000
Note payable due to a shareholder of the Company, bearing 12% interest, unsecured and due January 15, 2015. This note was paid off on January 15, 2015.	–	100,000
Note payable due to the former Chief Technology Officer of the Company, bearing no interest, due on January 15, 2015, and secured by assets of the Company. This note was paid off on January 15, 2015.	–	79,440
Note payable due to a director of the Company and shareholder, bearing no interest, due on demand and unsecured. This note was paid off in January 2015.	–	51,000
Note payable due to a director of the Company and shareholder, bearing no interest, due on demand and unsecured. This note was paid off in January 2015.	–	16,000
	$–	$700,440

5.     NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2015	December 31, 2014
Note payable due to a shareholder of the Company, bearing interest at 8%, due on demand and unsecured.	150,000	150,000
Note payable due to company, interest at 13%, unsecured, and due August 13, 2015. This note was paid off January 15, 2015.	–	117,520
Note payable due to a shareholder of the Company.	–	19,400
Notes payable due to an equipment finance Company bearing interest at 13.49% and 12.89%.	24,098	38,526
	174,098	325,446
Less: non-current portion	–	–
	$174,098	$325,446

6.     COMMON STOCK

At December 31, 2015, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 42,510,765 shares of common stock, and no shares of preferred stock.

2015 Transactions: During the year ended December 31, 2015, the Company issued shares of common stock as follows:

•	629,159 shares of common stock issued for various services valued at $202,550.

•	212,500 shares of common stock issued for prior services which had previously been recorded as an accrued liability totaling $67,914 in 2014.

•	5,000,000 shares of common stock issued related to previously recorded stock payable for $680,000 in 2014.

At December 31, 2014, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 36,669,106 shares of common stock, and no shares of preferred stock.

2014 Transactions: During the year ended December 31, 2014, the Company issued and cancelled shares of common stock as follows:

•	100,000 shares of common stock for an employee contract bonus valued at $0.15 per share.

•	75,000 shares of common stock for an employee contract bonus valued at $0.26 per share, including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity.

•	2,442,000 shares of common stock were acquired through a debt settlement and retired, see Note 4 for additional discussions.

Warrants:

As of December 31, 2015, warrants outstanding consisted of the following:

Date of Issuance or Declaration	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
March 18, 2015	200,000	0.25	3 years	200,000
September 10, 2014	150,000	0.25	3 years	150,000
September 10, 2014	150,000	0.50	3 years	150,000
September 18, 2014	200,000	0.25	3 years	200,000
November 05, 2014	100,000	0.50	3 years	100,000

	800,000			800,000

Stock and Warrant Grants:

In March 2015, the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted have a vesting period of six months of which seven months had vested as of December 31, 2015. As of December 31, 2015, the 200,000 shares have not been issued but the warrant for 200,000 shares were granted.

In August 2014, the Company granted 150,000 shares of common stock to a consultant with a total value of $25,500 or $0.17 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted have a vesting period of three years of which five and seventeen months had vested as of December 31, 2014. The approximate value vested for the years ended December 31, 2014 and 2015 was $3,500 and $12,000, for which a payable has been recorded for the same vested amount as of December 31, 2014 and 2015. As of December 31, 2015, 100,000 shares have been issued.

In September 2014, the Company granted 150,000 shares of common stock along with 150,000 Class A warrants and 150,000 Class B warrants to an advisory board member. The shares were valued at $19,125 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity. The warrants were valued at $42,761, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.15 per share; exercise price of $0.25 for the Class A warrants and $0.50 for the Class B warrants; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 300,000 warrants granted vest over a 3 year period, at 50,000 shares and 100,000 warrants per year of which four and sixteen months had vested as of December 31, 2014 and 2015, respectively. The approximate value vested for the years ended December 31, 2014 and 2015 was $6,400 and $27,000, for which a payable has been recorded for the same vested amount as of December 31, 2014 and 2015. As of December 31, 2015, none of the 150,000 shares or 300,000 warrants have been issued or granted.

In September 2014, the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted have a vesting period of six months of which four months had vested as of December 31, 2014. The approximate value vested for the year ended December 31, 2014 was $37,000, for which a payable has been recorded for the same vested amount as of December 31, 2014. As of December 31, 2015, the 200,000 shares and 200,000 warrants had been issued and granted.

In October 2014, the Company granted 150,000 shares of common stock to an advisory board member with a total value of $32,400 or $0.21 per share (including a 10% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted will vest over a 3 year period, at 50,000 shares per year of which three and fifteen months had vested as of December 31, 2014 and 2015, respectively. The approximate value vested for the year ended December 31, 2014 and 2015 was $2,200 and $13,000, respectively, for which a payable has been recorded for the same vested amount as of December 31, 2014 and 2015. As of December 31, 2015, 50,000 shares of the 150,000 shares granted have been issued.

In November 2014, the Company had granted a warrant for 100,000 shares of common stock as part of debt settlement (see Note 4) whereby the noteholder returned 2,442,000 shares of the Company's common stock in satisfaction of both principal and interest of the note. The warrant has an exercise price of $0.50 and life of three years.

In October 2013, the Company granted 300,000 shares of common stock to an employee of the Company with a total value of $38,250 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 300,000 shares granted have a vesting period of three years of which fourteen and twenty-six months had vested as of December 31, 2014 and 2015, respectively. The approximate value vested for the years ended December 31, 2014 and 2015 were $12,750 and $12,750, for which a payable has been recorded for the same vested amounts as of December 31, 2014 and 2015. As of December 31, 2015, none of the 300,000 shares granted have been issued.

In August 2012, the Company granted a total of 5,000,000 shares of common stock to various officers and directors of the Company with a total value of $680,000 or $0.14 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares granted originally had a vesting period of five years; however, the Company’s board accelerated the vesting period in 2014. The approximate value vested for the years ended December 31, 2014, 2013 and 2012 were $492,000, $136,000 and $52,000 respectively, for a total of $680,000 for which a payable was recorded for the same vested amount as of December 31, 2014. During 2015, the 5,000,000 shares granted were issued.

7.     COMMITMENTS AND CONTINGENCIES

Office lease – The Company has an operating lease for an office space that expires April 30, 2016. The monthly lease payment totals $14,362 per month. Lease payments plus common area maintenance fees for the year ended December 31, 2015 and 2014 totaled $177,234 and $155,756 respectively.

Data Center Lease – The Company leases space for its data center in Las Vegas, Nevada under a co-location agreement. The agreement provides for lease payments of $4,616 per month.

Pending of threatened litigation – We may become involved in litigation from time to time in the ordinary course of business. However at December 31, 2015, to the best of our knowledge, no such litigation exists or is threatened.

8.     LEGAL SETTLEMENT

On August 11, 2015, PSKW, LLC (“PSKW”) served the Company, with a complaint styled PSKW, LLC v. 3Pea International, Inc., filed in the United States District Court for the Northern District of California, Case No. 5:15-cv-03576-RMW, San Jose Division (the “Action”). In the Action, PSKW asserted claims against the Company for $5,800,000 for marketing fees allegedly due by the Company. The Company contended, among other things, that PSKW breached its agreement with the Company, for which the Company was damaged in an amount in excess of the amount which PSKW claimed was owed by the Company to PSKW. The parties each denied liability, and entered into a Settlement Agreement and Release on October 2, 2015 whereby the Company agreed to pay $2,500,000 to PSKW in full settlement of the Action. The settlement amount is payable by an initial payment of $1,000,000 no later than October 7, 2015, which was paid in October 2015, with the balance of $1,500,000 being payable in equal monthly installments over 18 months with interest at 3% per annum commencing on November 1, 2015. The Court dismissed the Action with prejudice, but retained jurisdiction to enforce the Settlement Agreement. 3Pea Technologies, Inc., a wholly-owned subsidiary of the Company, guaranteed the amount due under the Settlement Agreement. The Company expensed the entire $2,500,000 settlement during the year ended December 31, 2015 since the principal terms of the Settlement Agreement had been agreed to as of that date. During the year ended December 31, 2015, the Company has paid a total of $1,245,342 and accrued the remaining unpaid balance totaling $1,254,658 as a settlement payable as of December 31, 2015.

9. SUBSEQUENT EVENTS

Since January 1, 2016, the Company has issued 262,500 shares of common stock related to its common stock payable as of December 31, 2015 approximating $32,000.

