Form 10-Q
period 2016-03-31
3PEA INTERNATIONAL, INC.
filed 2016-05-12
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

________________________________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,985,765 shares as of May 2, 2016.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS

Current assets
Cash	$918,081	$1,389,494
Cash Restricted	7,674,034	7,063,945
Accounts Receivable	219,880	16,742
Prepaid Expenses and other assets	351,373	254,225
Total current assets	9,163,368	8,724,406

Fixed assets, net	257,245	271,967

Intangible and other assets
Deposits	4,551	3,551
Intangible assets, net	1,341,886	1,264,151

Total assets	$10,767,050	$10,264,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$556,402	$465,318
Customer card funding	7,674,034	7,063,945
Legal settlement payable – current portion	922,358	915,475
Stocks payable	113,286	125,987
Notes payable	168,160	174,098
Total current liabilities	9,434,240	8,744,823

Long-term liabilities
Legal settlement payable – long-term portion	85,114	339,183
Total long-term liabilities	85,114	339,183

Total liabilities	9,519,354	9,084,006

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 42,723,265 and 42,510,765 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	42,723	42,511
Additional paid-in capital	6,607,495	6,579,508
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(5,118,472)	(5,200,412)
Total 3Pea International, Inc.'s stockholders' equity	1,381,746	1,271,607
Noncontrolling interest	(134,050)	(91,538)
Total stockholders' equity	1,247,696	1,180,069

Total liabilities and stockholders' equity	$10,767,050	$10,264,075

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	For the three months ended March 31,
	2016	2015
Revenues	$2,181,359	$1,598,409

Cost of revenues	1,175,074	1,045,257

Gross profit	1,006,285	553,152

Operating expenses
Depreciation and amortization	123,633	71,760
Selling, general and administrative	831,499	907,870

Total operating expenses	955,132	979,630

Income (loss) from operations	51,153	(426,478)

Other income (expense)
Gain on debt extinguishment	–	11,337
Other income	3,831	–
Interest expense	(15,556)	(16,785)
Total other income (expense)	(11,725)	(5,448)

Income (loss) before provision for income taxes and noncontrolling interest	39,428	(431,926)

Provision for income taxes	–	–

Net income (loss) before noncontrolling interest	39,428	(431,926)

Net (income) loss attributable to the noncontrolling interest	42,512	(9,869)

Net income (loss) attributable to 3Pea International, Inc.	$81,940	$(441,795)

Net income (loss) per common share - basic	0.00	(0.01)
Net income (loss) per common share - fully diluted	0.00	N/A

Weighted average common shares outstanding - basic	42,676,562	36,834,068
Weighted average common shares outstanding - fully diluted	42,676,562	N/A

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

	Stockholders' Deficit Attributable to 3Pea International, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2015	42,510,765	$42,511	$6,579,508	$(150,000)	$(5,200,412)	$(91,538)	$1,180,069

Issuance of stock for accrued liabilities	212,500	212	27,987	–	–	–	28,199

Net income (loss)	–	–	–	–	81,940	(42,512)	39,428
Balance, March 31, 2016	42,723,265	$42,723	$6,607,495	$(150,000)	$(5,118,472)	$(134,050)	$1,247,696

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$81,940	$(441,795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in noncontrolling interest	(42,512)	9,869
Depreciation and amortization	123,633	71,760
Stock based compensation	15,498	45,164
Gain on debt extinguishment	–	(11,337)
Changes in operating assets and liabilities:
Change in restricted cash	(610,089)	2,446,740
Change in accounts receivable	(203,138)	15,557
Change in prepaid expenses	(97,148)	36,946
Change in other assets	(1,000)	–
Change in accounts payable and accrued liabilities	91,084	(221,243)
Change in customer card funding	610,089	(2,446,740)
Change in legal settlement payable	(247,186)	–
Net cash used in operating activities	(278,829)	(495,079)

Cash flows from investing activities:
Purchase of fixed assets	(5,126)	(8,989)
Cash outlay on investment	–	(286,669)
Purchase of intangible assets	(181,520)	(94,210)
Net cash used in investing activities	(186,646)	(389,868)

Cash flows from financing activities:
Payments in notes payable – related party	–	(700,440)
Payments on notes payable	(5,938)	(120,916)
Net cash used in financing activities	(5,938)	(821,356)

Net change in cash	(471,413)	(1,706,303)
Cash, beginning of period	1,389,494	3,886,968

Cash, end of period	$918,081	$2,180,665

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2015. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of March 31, 2016 and December 31, 2015, there were no deferred revenues recorded.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	As of March 31, 2016	As of December 31, 2015
Equipment	$665,940	$660,813
Software	114,097	114,097
Furniture and fixtures	85,646	85,646
Leasehold equipment	36,499	36,499
	902,182	897,055
Less: accumulated depreciation	644,937	625,088
Fixed assets, net	$257,245	$271,967

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of March 31, 2016	As of December 31, 2015
Patents and trademarks	$34,771	$34,771
Platform	1,437,687	1,284,551
Kiosk	64,802	64,802
Licenses	357,411	329,028
	1,894,671	1,713,152
Less: accumulated amortization	552,785	449,001
Intangible assets, net	$1,341,886	$1,264,151

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.     NOTES PAYABLE

Notes payable consist of the following:

	As of March 31, 2016	As of December 31, 2015
Note payable due to a shareholder of the Company, bearing interest at 8%, due on demand and unsecured.	150,000	150,000
Notes payable due to an equipment finance Company bearing interest at 13.49% and 12.89%.	18,160	24,098
	168,160	174,098
Less: non-current portion	–	–
	$168,160	$174,098

5.     COMMON STOCK

At March 31, 2016, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 42,723,265 shares of common stock, and no shares of preferred stock.

2016 Transactions: During the three months ended March 31, 2016, the Company issued shares of common stock as follows:

•	212,500 shares of common stock for prior services which had previously been recorded as accrued liability for $28,199 or $0.13 per share.

2015 Transactions: During the three months ended March 31, 2015, the Company issued shares of common stock as follows:

•	31,659 shares of common stock for services valued at $0.23 per share.

•	12,500 shares of common stock for prior services which had previously been recorded as accrued liability for $2,692 or $0.24 per share.

•	200,000 shares of common stock for prior services which had previously been recorded as accrued liability for $65,211 or $0.18 per share.

Common Stock Repurchase Program

On October 29, 2014, the Company’s board of directors approved a share repurchase program that enables the Company to purchase shares of common stock. Under this program, 3PEA is authorized, but not obligated to repurchase, through open market purchases or privately negotiated transactions up to two million seven hundred thousand (2,700,000) of its shares of common stock, depending on market conditions, share price and other factors, subject to relevant rules and regulations under U.S. securities law. The Company acquired 2,442,000 through this program. The share repurchase program expired on October 29, 2015.

Stock and Warrant Grants:

In March 2015 the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted have a vesting period of six months of which one month, and were fully vested as of March 31, 2016. The approximate value vested for the three months ended March 31, 2015 was $4,600, for which a payable has been recorded for the same vested amount. As of March 31, 2015, 200,000 shares or 200,000 warrants granted have been issued.

In August 2014 the Company granted 150,000 shares of common stock to a consultant with a total value of $25,500 or $0.17 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted have a vesting period of three years of which twenty months had vested as of March 31, 2016. The approximate value vested for the three months ended March 31, 2016 and 2015 was $2,100 and $2,100, respectively As of March 31, 2016, 100,000 shares granted have been issued.

In September 2014 the Company granted 150,000 shares of common stock along with 150,000 Class A warrants and 150,000 Class B warrants to an advisory board member. The shares were valued at $19,250 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity. The warrants were valued at $42,761, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.15 per share; exercise price of $0.25 for the Class A warrants and $0.50 for the Class B warrants; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 300,000 warrants granted vest over a 3 year period, at 50,000 shares and 100,000 warrants per year of which nineteen months had vested as of March 31, 2016. The approximate value vested for the three months ended March 31, 2016 and 2015 was $5,100 and $5,100, respectively. As of March 31, 2016, none of the 150,000 shares or 300,000 warrants granted has been issued.

In September 2014 the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 200,000 warrants granted had a vesting period of six months and were fully vested as March 31, 2016. In April 2016, the company had issued the 200,000 shares and warrant for 200,000 shares of common stock.

In October 2014 the Company granted 150,000 shares of common stock to an advisory board member with a total value of $32,400 or $0.21 per share (including a 10% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted will vest over a 3 year period, at 50,000 shares per year of which eighteen months had vested as of March 31, 2016. The approximate value vested for the three months ended March 31, 2016 and 2015 was $2,700 and $2,200, respectively. As of March 31, 2016, 62,500 of the shares previously vested have been issued and the remaining 87,500 shares granted have not been issued.

In November 2014, the Company issued a warrant for 100,000 shares of common stock as part of a debt settlement, whereby the noteholder returned 2,442,000 shares of the Company’s common stock in connection with the Company’s satisfaction of all principal and interest due on the note. The warrant has an exercise price of $0.50 and life of three years.

In October 2013, the Company granted 300,000 shares of common stock to an employee of the Company with a total value of $38,250 or $0.15 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 300,000 shares granted have a vesting period of three years. The approximate value vested for the three months ended March 31, 2016 and 2015 was $3,200 and $3,200, respectively. As of March 31, 2016, 200,000 shares granted have been issued and the remaining 100,000 shares granted have not been issued.

In August 2012, the Company granted a total of 5,000,000 shares of common stock to various officers and directors of the Company with a total value of $680,000 or $0.14 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares granted had a vesting period of five years of which all have been fully vested as of December 31, 2014. The approximate value vested for the year ended December 31, 2014 was $680,000 for which a payable has been recorded for the same vested amount as of December 31, 2014. As of March 31, 2015, all of the 5,000,000 shares granted had been issued.

6.     LEGAL SETTLEMENT PAYABLE

On August 11, 2015, PSKW, LLC (“PSKW”) served the Company, with a complaint styled PSKW, LLC v. 3Pea International, Inc., filed in the United States District Court for the Northern District of California, Case No. 5:15-cv-03576-RMW, San Jose Division (the “Action”). In the Action, PSKW asserted claims against the Company for $5,800,000 for marketing fees allegedly due by the Company. The Company contended, among other things, that PSKW breached its agreement with the Company, for which the Company was damaged in an amount in excess of the amount which PSKW claimed was owed by the Company to PSKW. The parties each denied liability, and entered into a Settlement Agreement and Release on October 2, 2015 whereby the Company agreed to pay $2,500,000 to PSKW in full settlement of the Action. The settlement amount is payable by an initial payment of $1,000,000 no later than October 7, 2015, which was paid in October 2015, with the balance of $1,500,000 being payable in equal monthly installments over 18 months with interest at 3% per annum commencing on November 1, 2015. The Court dismissed the Action with prejudice, but retained jurisdiction to enforce the Settlement Agreement. 3Pea Technologies, Inc., a wholly-owned subsidiary of the Company, guaranteed the amount due under the Settlement Agreement. The Company expensed the entire $2,500,000 settlement during the year ended December 31, 2015 since the principal terms of the Settlement Agreement had been agreed to as of that date. As of March 31, 2016 and December 31, 2015, the remaining unpaid balances totaling $1,007,472 and $1,254,658, respectively, has been recorded as a legal settlement payable.

7.     SUBSEQUENT EVENTS

In April 2016, the Company issued 200,000 shares to a consultant which had been previously accrued for as a stock payable at December 31, 2015.

In April 2016, the Company issued 12,500 shares to a member of the board of advisors, which had been previously accrued for as a stock payable at December 31, 2015.

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

The company has begun to devote more extensive resources to sales and marketing activities. We sell our products directly to customers in the U.S. but may work with a small number of resellers and third parties to identify, sell and support targeted opportunities. We have also identified large scale opportunities in the European Union and are aggressively pursuing those opportunities.

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

Results of Operations

Three Months ended March 31, 2016 and 2015

Revenues for the three months ended March 31, 2016 were $2,181,359, an increase of $582,950 compared to the same period in the prior year, when revenues were $1,598,409. The increase in revenue is primarily due an increase in revenue from our plasma donation programs.

Revenue from plasma donation card usage is typically impacted by seasonality normally seen in the first quarter. However, we expect our revenues will continue to trend upward during the remaining part of 2016 with the continued growth in our plasma donation customer base.

Cost of revenues for the three months ended March 31, 2016 were $1,175,074, an increase of $129,817 compared to the same period in the prior year, when cost of revenues were $1,045,257. Cost of revenues constituted approximately 54% and 65% of total revenues in 2016 and 2015, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the three months ended March 31, 2016 was $1,006,285, an increase of $453,133 compared to the same period in the prior year, when gross profit was $553,152. Our overall gross profit percentage approximated 46% and 35% during the first quarters of 2016 and 2015 which is consistent with our overall expectations. We believe improvements on our profit margins are directly attributable to the efficiencies provided by our PaySign Platform.

Selling, general and administrative expenses for the three months ended March 31, 2016 were $831,499, a decrease of $76,371 compared to the same period in the prior year, when selling, general and administrative expenses were $907,870.  The decrease in selling, general and administrative expenses was primarily due to a decrease in expenses related to our planned expansion in the European Union. The remaining decrease in selling, general and administrative expenses was due to staffing and technological expense which was within expectations.

In the three months ended March 31, 2016, we recorded operating income of $51,153, as compared to operating (loss) of $(426,478) in the same period in the prior year, a change of $477,631 compared to the prior period.

Other income (expense) for the three months ended March 31, 2016 was $(11,725), a decrease in net other income (expense) of $(6,277) compared to the same period in the prior year when other income (expense) was $(5,448), which is within our overall expectations.

Our net income for the three months ended March 31, 2016 was $81,940, an increase of $523,735 compared to the same period in the prior year, when we recorded net (loss) of $(441,795). The increase in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Net cash provided by (used) in operating activities	$(278,829)	$(495,079)
Net cash provided by (used) in investing activities	(186,646)	(389,868)
Net cash provided by (used) in financing activities	(5,938)	(821,356)
Net (decrease) increase in unrestricted cash and cash equivalents	(471,413)	(1,706,303)

Comparison of three months ended March 31, 2016 and 2015

During the three months ended March 31, 2016 and 2015, we financed our operations primarily through internally generated funds.

Operating activities used $(278,829) of cash in 2016, as compared to $(495,079) of cash used in the same period in the prior year. Major non-cash items that affected our cash flow from operations in 2016 were non-cash charges of $123,633 for depreciation and amortization, and stock-based compensation of $15,498. Our operating assets and liabilities used $(457,388) of cash, most of which resulted from an increase in accounts receivable of $(203,138) and decrease in legal settlements payable of $(247,186), offset by an increase in accounts payable and accrued liabilities of $91,084. Major non-cash items that affected our cash flow from operations in 2015 were non-cash charges of $71,760 for depreciation and amortization, and stock-based compensation of $45,164.  Our operating assets and liabilities in 2015 used $(168,740) of cash, most of which resulted from a decrease in our accounts payable and accrued liabilities of $(221,243).

Investing activities used $(186,646) of cash in 2016, as compared to $(389,868) of cash used in 2015, all of which related to the enhancement of the processing platform used in our business.

Financing activities used $(5,938) of cash in 2016 as compared to $(821,356) of cash used in 2015. In 2016 and 2015, cash used in financing activities consisted of entirely of payments on notes payables totaling $821,356.

Sources of Financing

We believe that our available cash on hand at March 31, 2016 of $918,081, combined with revenues and operating earnings anticipated for the remainder of 2016 will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016, the Company issued 212,500 shares of common stock for prior services which had previously been recorded as accrued liability for $28,199 or $0.13 per share. The shares were granted pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

3PEA INTERNATIONAL, INC.

Date: May 12, 2016	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: May 12, 2016	/s/ Brian Polan
By: Brian Polan, Chief Financial Officer (principal financial and accounting officer)

