Form 10-Q
period 2016-06-30
3PEA INTERNATIONAL, INC.
filed 2016-08-09
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,948,265 shares as of August 1, 2016.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS

Current assets
Cash	$1,111,413	$1,389,494
Cash Restricted	10,356,170	7,063,945
Accounts Receivable	65,371	16,742
Prepaid Expenses and other assets	319,656	254,225
Total current assets	11,852,610	8,724,406

Fixed assets, net	273,928	271,967

Intangible and other assets
Deposits	3,551	3,551
Intangible assets, net	1,408,583	1,264,151

Total assets	$13,538,672	$10,264,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$527,500	$465,318
Customer card funding	10,356,170	7,063,945
Legal settlement payable – current portion	758,427	915,475
Stocks payable	53,992	125,987
Notes payable	205,149	174,098
Total current liabilities	11,901,238	8,744,823

Long-term liabilities
Notes payable	24,288	–
Legal settlement payable – long-term portion	–	339,183
Total long-term liabilities	24,288	339,183

Total liabilities	11,925,526	9,084,006

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 42,948,265 and 42,510,765 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	42,948	42,511
Additional paid-in capital	6,677,881	6,579,508
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(4,782,794)	(5,200,412)
Total 3Pea International, Inc.'s stockholders' equity	1,788,035	1,271,607
Noncontrolling interest	(174,889)	(91,538)
Total stockholders' equity	1,613,146	1,180,069

Total liabilities and stockholders' equity	$13,538,672	$10,264,075

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	For the three months ended June 30,
	2016	2015
Revenues	$2,375,645	$2,311,208

Cost of revenues	1,118,549	980,606

Gross profit	1,257,096	1,330,602

Operating expenses
Depreciation and amortization	133,353	74,298
Selling, general and administrative	808,276	786,798

Total operating expenses	941,629	861,096

Income from operations	315,467	469,506

Other income (expense)
Other income	2,082	–
Interest expense	(22,709)	(4,399)
Total other income (expense)	(20,627)	(4,399)

Income before provision for income taxes and noncontrolling interest	294,840	465,107

Provision for income taxes	–	–

Net income before noncontrolling interest	294,840	465,107

Net loss attributable to the noncontrolling interest	40,839	42,448

Net income attributable to 3Pea International, Inc.	$335,679	$507,555

Net income per common share - basic	$0.01	$0.01
Net income per common share - fully diluted	$0.01	$0.01

Weighted average common shares outstanding - basic	42,907,743	36,977,571
Weighted average common shares outstanding - fully diluted	43,098,576	38,178,696

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	For the six months ended June 30,
	2016	2015
Revenues	$4,557,004	$3,909,617

Cost of revenues	2,293,625	2,025,864

Gross profit	2,263,379	1,883,753

Operating expenses
Depreciation and amortization	256,987	146,058
Selling, general and administrative	1,639,774	1,694,666

Total operating expenses	1,896,761	1,840,724

Income from operations	366,618	43,029

Other income (expense)
Gain on debt extinguishment	–	11,337
Other income	5,914
Interest expense	(38,265)	(21,185)
Total other income (expense)	(32,351)	(9,848)

Income before provision for income taxes and noncontrolling interest	334,267	33,181

Provision for income taxes	–	–

Net income before noncontrolling interest	334,267	33,181

Net loss attributable to the noncontrolling interest	83,351	32,578

Net income attributable to 3Pea International, Inc.	$417,618	$65,759

Net income per common share - basic	$0.01	$0.00
Net income per common share - fully diluted	$0.01	$0.00

Weighted average common shares outstanding - basic	42,792,152	39,907,106
Weighted average common shares outstanding - fully diluted	42,982,985	41,108,231

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

	Stockholders' Equity Attributable to 3Pea International, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2015	42,510,765	$42,511	$6,579,508	$(150,000)	$(5,200,412)	$(91,538)	$1,180,069

Issuance of stock and warrant for accrued liabilities and services	437,500	437	98,373	–	–	–	98,810

Net income (loss)	–	–	–	–	417,618	(83,351)	334,267
Balance, June 30, 2016	42,948,265	$42,948	$6,677,881	$(150,000)	$(4,782,794)	$(174,889)	$1,613,146

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$417,618	$65,759
Adjustments to reconcile net income to net cash provided by operating activities:
Change in noncontrolling interest	(83,351)	(32,578)
Depreciation and amortization	256,987	146,058
Stock based compensation	26,815	101,436
Gain on debt extinguishment	–	(11,337)
Changes in operating assets and liabilities:
Change in restricted cash	(3,292,225)	3,099,846
Change in accounts receivable	(48,629)	61,329
Change in prepaid expenses	(65,431)	36,963
Change in accounts payable and accrued liabilities	177,409	(177,011)
Change in customer card funding	3,292,225	(3,099,846)
Change in legal settlement payable	(496,231)	–
Net cash provided by operating activities	185,187	190,619

Cash flows from investing activities:
Purchase of fixed assets	(41,997)	(51,251)
Purchase of intangible assets	(361,383)	(364,485)
Net cash used in investing activities	(403,380)	(415,736)

Cash flows from financing activities:
Proceeds from borrowing on note payable	31,603	–
Payments on notes payable – related party	–	(700,440)
Payments on notes payable	(91,491)	(143,849)
Net cash used in financing activities	(59,888)	(844,289)

Net change in cash	(278,081)	(1,069,406)
Cash, beginning of period	1,389,494	3,886,968

Cash, end of period	$1,111,413	$2,817,562

Supplemental cash flow information:
Non-cash financing activities:
Transfer of accrued interest from accrued liabilities to notes payable	$115,227	$–

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

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

We have developed prepaid card programs for healthcare reimbursement payments, pharmaceutical co-pay assistance, plasma donor compensation and corporate incentive and rewards, including incentive payment solutions for the automotive industry. We plan to expand our product offering to include payroll cards, general purpose re-loadable cards, travel cards, and expense reimbursement cards. Our cards are offered to end users through our relationships with bank issuers.

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

Goodwill and intangible assets - Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is a business segment or one level below a business segment. We may in any given period bypass the qualitative assessment and proceed directly to a two-step method to assess and measure impairment of the reporting unit’s goodwill. We first assess qualitative factors to determine whether it is more likely-than-not (i.e., a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value. This step serves as the basis for determining whether it is necessary to perform the two-step quantitative impairment test. The first step of the quantitative impairment test involves a comparison of the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired; however, if the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the quantitative impairment test must be performed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of June 30, 2016 and December 31, 2015, there were no deferred revenues recorded.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	As of June 30, 2016	As of December 31, 2015
Equipment	$699,743	$660,813
Software	117,164	114,097
Furniture and fixtures	85,646	85,646
Leasehold equipment	36,499	34,499
	939,052	897,055
Less: accumulated depreciation	665,124	625,088
Fixed assets, net	$273,928	$271,967

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of June 30, 2016	As of December 31, 2015
Patents and trademarks	$34,771	$34,771
Platform and licenses	1,607,932	1,284,551
Kiosk development	64,802	64,802
Licenses	367,030	329,028
	2,074,535	1,713,152
Less: accumulated amortization	665,952	449,001
Intangible assets, net	$1,408,583	$1,264,151

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.     NOTES PAYABLE

Notes payable consist of the following:

	As of June 30, 2016	As of December 31, 2015
Note payable due to a shareholder of the Company, bearing interest at 8%, due on demand and unsecured.	$185,227	$150,000
Notes payable due to various equipment finance companies bearing interest from 12.89% to 15.14%.	44,210	24,098
	229,437	174,098
Less: non-current portion	24,288	–
	$205,149	$174,098

5.     COMMON STOCK

At June 30, 2016, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 42,948,265 shares of common stock, and no shares of preferred stock.

2016 Transactions: During the six months ended June 30, 2016, the Company issued shares of common stock as follows:

•	437,500 shares of common stock for current services rendered and prior services which had previously been recorded as accrued liability totaling $98,810 or $0.23 per share (average cost).

2015 Transactions: During the six months ended June 30, 2015, the Company issued shares of common stock as follows:

•	31,659 shares of common stock for services valued at $0.23 per share.
•	25,000 shares of common stock for prior services which had previously been recorded as accrued liability for $5,384 or $0.24 per share.
•	200,000 shares of common stock for prior services which had previously been recorded as accrued liability for $65,211 or $0.18 per share.
•	5,000,000 shares of common stock issued related to a previously recorded stock payable for $680,000 or $0.14 per share.

Stock and Warrant Grants:

In March 2015 the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted have a vesting period of six months and were fully vested as of June 30, 2016. The approximate value vested during the three and six months ended June 30, 2015 was $32,600 and $37,200. As of June 30, 2016, the 200,000 shares and 200,000 warrants granted have been issued.

In August 2014 the Company granted 150,000 shares of common stock to a consultant with a total value of $25,500 or $0.17 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted have a vesting period of three years of which twenty-three months have vested as of June 30, 2016. The approximate value vested for the three and six months ended June 30, 2015 and 2016 were $2,100 and $4,200, and $2,100 and $4,200, respectively. As of June 30, 2016, 100,000 shares granted have been issued.

In September 2014 the Company granted 150,000 shares of common stock along with 150,000 Class A warrants and 150,000 Class B warrants to an advisory board member. The shares were valued at $19,250 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity. The warrants were valued at $42,761, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.15 per share; exercise price of $0.25 for the Class A warrants and $0.50 for the Class B warrants, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 300,000 warrants granted vest over a 3 year period, at 50,000 shares and 100,000 warrants per year of which twenty two months have vested as of June 30, 2016. The approximate value vested for the three and six months ended June 30, 2015 and 2016 were $4,900 and $10,000, and $5,100 and $10,200, respectively. As of June 30, 2016, none of the 150,000 shares or 300,000 warrants granted have been issued.

In September 2014 the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 200,000 warrants granted have a vesting period of six months and were fully vested as June 30, 2016. During the six months ended June 30, 2016, the company issued the 200,000 shares and warrant for 200,000 shares of common stock.

On October 17, 2014 the Company granted 150,000 shares of common stock to an advisory board member with a total value of $32,400 or $0.21 per share (including a 10% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted vest over a 3 year period, at 50,000 shares per year of which nine months have vested as of June 30, 2015. The approximate value vested for the three and six months ended June 30, 2015 and 2016 were $2,100 and $4,300, and $2,700 and $5,400, respectively. As of June 30, 2016, 62,500 of the shares previously vested have been issued and the remaining 87,500 shares granted have not been issued.

In October 2013, the Company granted 300,000 shares of common stock to an employee of the Company with a total value of $38,250 or $0.15 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 300,000 shares granted have a vesting period of three years of which thirty-three months have vested as of June 30, 2016. The approximate value vested for the three and six months ended June 30, 2016 and 2015 was $3,200 and $6,000, respectively. A payable has been recorded for the vested amount that remains unissued as of June 30, 2016. As of June 30, 2016, 200,000 shares granted have been issued.

In November 2014, the Company issued a warrant for 100,000 shares of common stock as part of an issuance of note payable totaling $100,000. The warrant has an exercise price of $0.50 and life of three years.

In August 2012, the Company granted a total of 5,000,000 shares of common stock to various officers and directors of the Company with a total value of $680,000 or $0.14 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares granted had a vesting period of five years of which all have been fully vested as of December 31, 2014. The approximate value vested for the year ended December 31, 2014 was $680,000 for which a payable had been recorded for the same amount as of December 31, 2014. The shares were issued in the quarter ending June 30, 2015.

6.     LEGAL SETTLEMENT PAYABLE

On August 11, 2015, PSKW, LLC (“PSKW”) served the Company, with a complaint styled PSKW, LLC v. 3Pea International, Inc., filed in the United States District Court for the Northern District of California, Case No. 5:15-cv-03576-RMW, San Jose Division (the “Action”). In the Action, PSKW asserted claims against the Company for $5,800,000 for marketing fees allegedly due by the Company. The Company contended, among other things, that PSKW breached its agreement with the Company, for which the Company was damaged in an amount in excess of the amount which PSKW claimed was owed by the Company to PSKW. The parties each denied liability, and entered into a Settlement Agreement and Release on October 2, 2015 whereby the Company agreed to pay $2,500,000 to PSKW in full settlement of the Action. The settlement amount was payable by an initial payment of $1,000,000 which was paid in October 2015, with the balance of $1,500,000 being payable in equal monthly installments over 18 months with interest at 3% per annum commencing on November 1, 2015. The Court dismissed the Action with prejudice, but retained jurisdiction to enforce the Settlement Agreement. 3Pea Technologies, Inc., a wholly-owned subsidiary of the Company, guaranteed the amount due under the Settlement Agreement. The Company expensed the entire $2,500,000 settlement during the year ended December 31, 2015 since the principal terms of the Settlement Agreement had been agreed to as of that date. As of June 30, 2016 and December 31, 2015, the remaining unpaid balances totaling $758,427 and $1,254,658, respectively, have been recorded as a legal settlement payable.

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

The company is devoting more extensive resources to sales and marketing activities as we have added essential personnel to our marketing and sales department. We sell our products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities.

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

Results of Operations

Three Months ended June 30, 2016 and 2015

Revenues for the three months ended June 30, 2016 were $2,375,645, an increase of $64,437 compared to the same period in the prior year, when revenues were $2,311,208. The increase in revenue is primarily due to growth of revenues associated with our plasma donor compensation programs. The company expects revenues to continue to trend upwards in the long term.

Cost of revenues for the three months ended June 30, 2016 were $1,118,549, an increase of $137,943 compared to the same period in the prior year, when cost of revenues were $980,606. Cost of revenues constituted approximately 47% and 42% of total revenues in 2016 and 2015, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the three months ended June 30, 2016 was $1,257,096, a decrease of $73,506 compared to the same period in the prior year, when gross profit was $1,330,602. Our overall gross profit percentage approximated 53% and 58% during the second quarters of 2016 and 2015 which is consistent with our overall expectations.

Selling, general and administrative expenses for the three months ended June 30, 2016 were $808,276, an increase of $21,478 compared to the same period in the prior year, when selling, general and administrative expenses were $786,798. The increase in selling, general and administrative expenses was in line with expectations

In the three months ended June 30, 2015, we recorded operating income of $315,467, as compared to $465,109 in the same period in the prior year, representing a decrease in operating income of $149,642.

Other income (expense) for the three months ended June 30, 2016 was $(20,627), a decrease in net other income (expense) of $16,228 compared to the same period in the prior year when other income (expense) was $(4,399) which is within our overall expectations.

Our net income for the three months ended June 30, 2016 was $335,679, a decrease of $171,876 compared to the same period in the prior year, when we recorded net income of $507,555. The increase in our net loss is attributable to the aforementioned factors.

Six Months ended June 30, 2016 and 2015

Revenues for the six months ended June 30, 2016 were $4,557,004, an increase of $647,387 compared to the same period in the prior year, when revenues were $3,909,617. The increase in revenue is primarily due to growth of revenues associated with our plasma donor compensation programs.

Cost of revenues for the six months ended June 30, 2016 were $2,293,625, an increase of $267,761 compared to the same period in the prior year, when cost of revenues were $2,025,864. Cost of revenues constituted approximately 50% and 52% of total revenues in 2016 and 2015, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the six months ended June 30, 2016 was $2,263,379, an increase of $379,626 compared to the same period in the prior year, when gross profit was $1,883,753. Our overall gross profit percentage approximated 50% and 48% during the first six months of 2016 and 2015 which is consistent with our overall expectations.

Selling, general and administrative expenses for the six months ended June 30, 2016 were $1,639,774, a decrease of $54,892 compared to the same period in the prior year, when selling, general and administrative expenses were $1,694,666. The decrease in selling, general and administrative expenses was within expectations.

In the six months ended June 30, 2016, we recorded operating income of $366,618, as compared to $43,029 in the same period in the prior year, an increase in operating income of $323,589.

Other income (expense) for the six months ended June 30, 2016 was $(32,351), a decrease in net other income (expense) of $22,503 compared to the same period in the prior year when other income (expense) was $(9,848) which is within our overall expectations.

Our net income for the six months ended June 30, 2016 was $417,618, an increase of $351,859 compared to the same period in the prior year, when we recorded net income of $65,759. The increase in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
Net cash provided by (used) in operating activities	$185,187	$190,619
Net cash provided by (used) in investing activities	(403,380)	(415,736)
Net cash provided by (used) in financing activities	(59,888)	(844,289)
Net (decrease) increase in unrestricted cash and cash equivalents	$(278,081)	$(1,069,406)

Comparison of six months ended June 30, 2016 and 2015

During the six months ended June 30, 2016 and 2015, we financed our operations primarily through revenues generated from operations.

Operating activities provided $185,187 of cash in the six months ended June 30, 2016, as compared to $190,619 of cash in the same period in the prior year. Major non-cash items that affected our cash flow from operations in the six months ended June 30, 2016 were non-cash charges of $256,987 for depreciation and amortization. Our operating assets and liabilities used $(432,882) of cash, most of which resulted from a decrease in our legal settlement payable of $(496,231). Major non-cash items that affected our cash flow from operations in 2015 were non-cash charges of $146,058 for depreciation and amortization, and stock-based compensation of $101,436. In the six months ended June 30, 2015 our operating assets and liabilities used $(78,719) of cash, most of which resulted from a decrease in our accounts payable of $177,011 offset by a decrease in accounts receivable $61,329.

Investing activities used $(403,380) of cash in the six months ended June 30, 2016, as compared to $(415,736) of cash used in the same period in 2015, primarily relating to capital expenditures on continual enhancement of the processing platform used in our business.

Financing activities used $(59,888) of cash in 2016 as compared to $(844,289) of cash used in 2015. In 2015, cash used in financing activities consisted of payments on notes payables totaling $844,289.

Sources of Financing

We believe that our available cash on hand at June 30, 2016 of $1,111,413 and revenues anticipated for the remainder of 2016 will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2016, the Company issued 225,000 shares of common stock for current services rendered and prior services which had previously been recorded as accrued liability totaling $70,612 or $0.31 per share. The shares were granted pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

3PEA INTERNATIONAL, INC.

Date: August 9, 2016	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: August 9, 2016	/s/ Brian Polan
By: Brian Polan, Chief Financial Officer (principal financial and accounting officer)

