Form 10-Q
period 2016-09-30
3PEA INTERNATIONAL, INC.
filed 2016-11-14
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

November 1, 2016.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS

Current assets
Cash	$1,333,104	$1,389,494
Cash restricted	8,790,072	7,063,945
Accounts receivable	110,273	16,742
Prepaid expenses and other assets	250,197	254,225
Total current assets	10,483,646	8,724,406

Fixed assets, net	263,536	271,967

Intangible and other assets
Deposits	5,551	3,551
Intangible assets, net	1,469,813	1,264,151

Total assets	$12,222,546	$10,264,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$587,602	$465,318
Customer card funding	8,790,072	7,063,945
Legal settlement payable – current portion	507,704	915,475
Stocks payable	67,268	125,987
Notes payable	173,920	174,098
Total current liabilities	10,126,566	8,744,823

Long-term liabilities
Notes payable	18,150	–
Legal settlement payable – long-term portion	–	339,183
Total long-term liabilities	18,150	339,183

Total liabilities	10,144,716	9,084,006

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 42,948,265 and 42,510,765 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	42,948	42,511
Additional paid-in capital	6,677,881	6,579,508
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(4,302,364)	(5,200,412)
Total 3Pea International, Inc.'s stockholders' equity	2,268,465	1,271,607
Noncontrolling interest	(190,635)	(91,538)
Total stockholders' equity	2,077,830	1,180,069

Total liabilities and stockholders' equity	$12,222,546	$10,264,075

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	For the three months ended September 30,
	2016	2015
Revenues	$2,812,536		$2,033,548

Cost of revenues	1,388,590		929,007

Gross profit	1,423,946		1,104,541

Operating expenses
Depreciation and amortization	149,342		74,973
Selling, general and administrative	794,424		1,270,792

Total operating expenses	943,766		1,345,765

Income (loss) from operations	480,180		(241,224)

Other income (expense)
Other income	4,986		(5,325)
Legal settlement	–		(2,500,000)
Interest expense	(20,483)		(4,280)
Total other income (expense)	(15,497)		(2,509,605)

Income (loss) before provision for income taxes and noncontrolling interest	464,683		(2,750,829)

Provision for income taxes	–		–

Net income (loss) before noncontrolling interest	464,683		(2,750,829)

Net loss attributable to the noncontrolling interest	15,746		138,533

Net income (loss) attributable to 3Pea International, Inc.	$480,429		$(2,612,296)

Net income (loss) per common share - basic	$0.01		$(0.06)
Net income (loss) per common share - fully diluted	$0.01	$	N/A

Weighted average common shares outstanding - basic	42,948,265		42,156,110
Weighted average common shares outstanding - fully diluted	43,138,279		N/A

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	For the nine months ended September 30,
	2016	2015
Revenues	$7,369,540		$5,943,165

Cost of revenues	3,682,214		2,954,871

Gross profit	3,687,326		2,988,294

Operating expenses
Depreciation and amortization	406,328		219,780
Selling, general and administrative	2,434,199		2,856,737

Total operating expenses	2,840,527		3,076,517

Income (loss) from operations	846,799		(88,223)

Other income (expense)
Gain on debt extinguishment	–		11,338
Other income	10,900		(5,325)
Legal settlement	–		(2,500,000)
Interest expense	(58,748)		(25,465)
Total other income (expense)	(47,848)		(2,519,452)

Income (loss) before provision for income taxes and noncontrolling interest	798,951		(2,607,675)

Provision for income taxes	–		–

Net income (loss) before noncontrolling interest	798,951		(2,607,675)

Net loss attributable to the noncontrolling interest	99,097		128,799

Net income (loss) attributable to 3Pea International, Inc.	$898,048		$(2,478,876)

Net income (loss) per common share - basic	$0.02		$(0.06)
Net income (loss) per common share - fully diluted	$0.02	$	N/A

Weighted average common shares outstanding - basic	42,844,570		38,675,142
Weighted average common shares outstanding - fully diluted	42,991,542		N/A

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED)

	Stockholders' Equity Attributable to 3Pea International, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2015	42,510,765	$42,511	$6,579,508	$(150,000)	$(5,200,412)	$(91,538)	$1,180,069

Issuance of stock and warrant for services	437,500	437	98,373	–	–	–	98,810

Net income (loss)	–	–	–	–	898,048	(99,097)	798,951
Balance, September 30, 2016	42,948,265	$42,948	$6,677,881	$(150,000)	$(4,302,364)	$(190,635)	$2,077,830

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$898,048	$(2,478,876)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in noncontrolling interest	(99,097)	(128,799)
Depreciation and amortization	406,328	219,780
Stock based compensation	40,091	199,805
Gain on debt extinguishment	–	(11,337)
Changes in operating assets and liabilities:
Change in restricted cash	(1,726,127)	295,353
Change in accounts receivable	(93,531)	61,329
Change in prepaid expenses	4,028	40,173
Change in other assets	(2,000)	–
Change in accounts payable and accrued liabilities	237,511	(340,698)
Change in customer card funding	1,726,127	(295,353)
Change in legal settlement payable	(746,954)	2,500,000
Change in stock payable	–	116,887
Net cash provided by operating activities	644,424	178,264

Cash flows from investing activities:
Purchase of fixed assets	(52,111)	(119,586)
Purchase of intangible assets	(551,448)	(502,553)
Net cash used in investing activities	(603,559)	(622,139)

Cash flows from financing activities:
Proceeds from borrowing on note payable	29,053	–
Payments on notes payable – related party	–	(700,440)
Payments on notes payable	(126,308)	(147,524)
Net cash used in financing activities	(97,255)	(847,964)

Net change in cash	(56,390)	(1,291,839)
Cash, beginning of period	1,389,494	3,886,968

Cash, end of period	$1,333,104	$2,595,129

Supplemental cash flow information:
Issuance of common stock for satisfaction of stocks payable	$58,719	$–
Non-cash financing activities:
Transfer of accrued interest from accrued liabilities to notes payable	$115,227	$–

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

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

About 3PEA International, Inc.

3PEA International, Inc. is a vertically integrated provider of innovative prepaid card programs and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a mean to increase customer loyalty, reduce administration costs and streamline operations. Public sector organizations can utilize our solutions to disburse public benefits or for internal payments. We market our prepaid debit card solutions under our PaySign® brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through our proprietary PaySign platform. We design and process prepaid programs that run on the platform through which our customers can define the services they wish to offer cardholders. We provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

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

We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and associations, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement. We deploy a fully staffed, in-house customer service department which utilizes bi-lingual customer service agents, Interactive Voice Response (IVR), SMS alerts and two SMS messaging.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of September 30, 2016 and December 31, 2015, there were no deferred revenues recorded.

We generate the following types of revenues:

•	Administration and usage fees, charged to our prepaid card clients when our programs are created, distributed or reloaded. Such revenues are recognized when such services are performed.

•	Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our cards are used in a purchase or ATM transaction. Such revenues are recognized when such services are performed.

•	Maintenance, administration, transaction fees, charged to a card and not under any multiple element arrangements. Such revenues are recognized when such services are performed.

•	Program maintenance management fees charged to our clients. Such revenues are not under any multiple element arrangements and are recognized when such services are performed.

•	Software development and consulting services to our clients. Such revenues are recognized in accordance with ASC 985-605.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	As of September 30, 2016	As of December 31, 2015
Equipment	$705,254	$660,813
Software	117,164	114,097
Furniture and fixtures	89,844	85,646
Leasehold equipment	36,499	36,499
	948,761	897,055
Less: accumulated depreciation	685,225	625,088
Fixed assets, net	$263,536	$271,967

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of September 30, 2016	As of December 31, 2015
Patents and trademarks	$34,771	$34,771
Platform and licenses	1,790,821	1,284,551
Kiosk development	64,802	64,802
Licenses	374,206	329,028
	2,264,600	1,713,152
Less: accumulated amortization	794,787	449,001
Intangible assets, net	$1,469,813	$1,264,151

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.     NOTES PAYABLE

Notes payable consist of the following:

	As of September 30, 2016	As of December 31, 2015
Note payable due to a shareholder of the Company, bearing interest at 8%, due on demand and unsecured.	$153,920	$150,000
Notes payable due to various equipment finance companies bearing interest from 12.89% to 15.14%.	38,150	24,098
	192,070	174,098
Less: non-current portion	18,150	–
	$173,920	$174,098

5.     COMMON STOCK

At September 30, 2016, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 42,948,265 shares of common stock, and no shares of preferred stock.

2016 Transactions: During the nine months ended September 30, 2016, the Company issued shares of common stock as follows:

•	437,500 shares of common stock for current services rendered and prior services which had previously been recorded as stocks payable totaling $98,810 or $0.23 per share (average cost).

2015 Transactions: During the nine months ended September 30, 2015, the Company issued shares of common stock as follows:

•	616,659 shares of common stock issued for various services valued at $199,805.
•	12,500 shares of common stock for prior services which had previously been recorded as accrued liability for $2,694 in 2014.
•	200,000 shares of common stock for prior services which had previously been recorded as accrued liability for $65,211 or $0.18 per share.
•	5,000,000 shares of common stock issued related to a previously recorded stock payable for $680,000 or $0.14 per share.

Stock and Warrant Grants:

In March 2015, the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted have a vesting period of six months and were fully vested as of September 30, 2016. The approximate value vested during the three and nine months ended September 30, 2015 was $28,000 and $62,000. As of September 30, 2016, the 200,000 shares and 200,000 warrants granted have been issued.

In August 2014, the Company granted 150,000 shares of common stock to a consultant with a total value of $25,500 or $0.17 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted have a vesting period of three years of which twenty six months have vested as of September 30, 2016. The approximate value vested for the three and nine months ended September 30, 2015 and 2016 were $2,000 and $6,000, and $2,100 and $6,300 respectively. As of September 30, 2016, 100,000 shares granted have been issued.

In September 2014, the Company granted 150,000 shares of common stock along with 150,000 Class A warrants and 150,000 Class B warrants to an advisory board member. The shares were valued at $19,250 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity. The warrants were valued at $42,761, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.15 per share; exercise price of $0.25 for the Class A warrants and $0.50 for the Class B warrants, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 300,000 warrants granted vest over a 3 year period, at 50,000 shares and 100,000 warrants per year of which twenty five months have vested as of September 30, 2016. The approximate value vested for the three and nine months ended September 30, 2015 and 2016 were $5,000 and $15,000, and $5,100 and $15,300, respectively. As of September 30, 2016, none of the 150,000 shares or 300,000 warrants granted have been issued.

In September 2014, the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 200,000 warrants granted have a vesting period of six months and were fully vested as September 30, 2016. During the nine months ended September 30, 2016, the company issued the 200,000 shares and warrant for 200,000 shares of common stock.

On October 17, 2014, the Company granted 150,000 shares of common stock to an advisory board member with a total value of $32,400 or $0.21 per share (including a 10% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted vest over a 3 year period, at 50,000 shares per year of which twenty three months have vested as of September 30, 2016. The approximate value vested for the three and nine months ended September 30, 2015 and 2016 were $3,000 and $8,000, and $2,700 and $8,100, respectively. As of September 30, 2016, 87,500 of the shares previously vested have been issued and the remaining 62,500 shares granted have not been issued.

In October 2013, the Company granted 300,000 shares of common stock to an employee of the Company with a total value of $38,250 or $0.15 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 300,000 shares granted have a vesting period of three years of which all have been fully vested as of September 30, 2016. The approximate value vested for the three and nine months ended September 30, 2016 and 2015 was $3,000 and $9,000, respectively. A payable has been recorded for the vested amount that remains unissued as of September 30, 2016. As of September 30, 2016, 200,000 shares granted have been issued.

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

6.     LEGAL SETTLEMENT PAYABLE

On August 11, 2015, PSKW, LLC (“PSKW”) served the Company, with a complaint styled PSKW, LLC v. 3Pea International, Inc., filed in the United States District Court for the Northern District of California, Case No. 5:15-cv-03576-RMW, San Jose Division (the “Action”). In the Action, PSKW asserted claims against the Company for $5,800,000 for marketing fees allegedly due by the Company. The Company contended, among other things, that PSKW breached its agreement with the Company, for which the Company was damaged in an amount in excess of the amount which PSKW claimed was owed by the Company to PSKW. The parties each denied liability, and entered into a Settlement Agreement and Release on October 2, 2015 whereby the Company agreed to pay $2,500,000 to PSKW in full settlement of the Action. The settlement amount was payable by an initial payment of $1,000,000 which was paid in October 2015, with the balance of $1,500,000 being payable in equal monthly installments over 18 months with interest at 3% per annum commencing on November 1, 2015. The Court dismissed the Action with prejudice, but retained jurisdiction to enforce the Settlement Agreement. 3Pea Technologies, Inc., a wholly-owned subsidiary of the Company, guaranteed the amount due under the Settlement Agreement. The Company expensed the entire $2,500,000 settlement during the year ended December 31, 2015 since the principal terms of the Settlement Agreement had been agreed to as of that date. As of September 30, 2016 and December 31, 2015, the remaining unpaid balances totaling $507,704 and $1,254,658, respectively, have been recorded as a legal settlement payable.

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

We are a vertically integrated payment processor and debit card program manager offering innovative payment solutions to corporations, government agencies, universities and other organizations. Our payment solutions are utilized by our customers as a means to increase customer loyalty, reduce administration costs and streamline operations. We market our prepaid debit card solutions under our PaySign brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. These revenues can include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees derived from card usage; inactivity fees; card replacement fees and program administration fees. We provide an in-house customer service center which includes live bi-lingual phone operators staffed 24/7, for incoming calls. We also provide in house Interactive Voice Response (IVR), SMS alerts and two way SMS messaging platforms.

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

Results of Operations

Three Months ended September 30, 2016 and 2015

Revenues for the three months ended September 30, 2016 were $2,812,536, an increase of $778,988 compared to the same period in the prior year, when revenues were $2,033,548. The increase in revenue is primarily due to growth of revenues associated with our plasma donor compensation programs. The company expects revenues to continue to trend upwards in the long term.

Cost of revenues for the three months ended September 30, 2016 were $1,388,590, an increase of $459,583 compared to the same period in the prior year, when cost of revenues were $929,007. Cost of revenues constituted approximately 49% and 46% of total revenues in 2016 and 2015, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the three months ended September 30, 2016 was $1,423,946, an increase of $319,405 compared to the same period in the prior year, when gross profit was $1,104,541. Our overall gross profit percentage approximated 51% and 54% during the second quarters of 2016 and 2015 which is consistent with our overall expectations.

Selling, general and administrative expenses for the three months ended September 30, 2016 were $794,424, a decrease of $476,368 compared to the same period in the prior year, when selling, general and administrative expenses were $1,270,792. The decrease in selling, general and administrative expenses was in line with expectations. Selling, general and administrative expenses in the quarter ended September 30, 2015 were impacted by expenses related to our legal settlement of October 2, 2015 which did not reoccur in the current period (Note 6), and our planned expansion in the European Union which experienced a reduction in selling, general and administrative expenses in the current quarter.

In the three months ended September 30, 2015, we recorded operating income of $480,180, as compared to an operating loss of $(241,224) in the same period in the prior year, representing an increase in operating income of $721,404.

Other income (expense) for the three months ended September 30, 2016 was $(15,497), a decrease in net other income (expense) of $2,494,108 compared to the same period in the prior year when other income (expense) was $(2,509,605) which is within our overall expectations, and was largely attributable to the legal settlement expense of $2,500,000 for the three months ended September 30, 2015 (Note 6).

Our net income for the three months ended September 30, 2016 was $480,429, an increase of $3,092,725 compared to the same period in the prior year, when we recorded net loss of $(2,612,296). The increase in our net income is attributable to the aforementioned factors.

Nine Months ended September 30, 2016 and 2015

Revenues for the nine months ended September 30, 2016 were $7,369,540, an increase of $1,426,375 compared to the same period in the prior year, when revenues were $5,943,165. The increase in revenue is primarily due to growth of revenues associated with our plasma donor compensation programs.

Cost of revenues for the nine months ended September 30, 2016 were $3,682,214, an increase of $727,343 compared to the same period in the prior year, when cost of revenues were $2,954,871. Cost of revenues constituted approximately 50% and 50% of total revenues in 2016 and 2015, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the nine months ended September 30, 2016 was $3,687,326, an increase of $699,032 compared to the same period in the prior year, when gross profit was $2,988,294. Our overall gross profit percentage approximated 50% and 50% during the first nine months of 2016 and 2015 which is consistent with our overall expectations.

Selling, general and administrative expenses for the nine months ended September 30, 2016 were $2,434,199, a decrease of $422,538 compared to the same period in the prior year, when selling, general and administrative expenses were $2,856,737 The decrease in selling, general and administrative expenses was within expectations. Selling, general and administrative expenses in the nine months ended September 30, 2015 were impacted by expenses related to our legal settlement of October 2, 2015 which did not reoccur in the current period (Note 6), and our planned expansion in the European Union, which decreased in the nine month period ended September 30, 2016.

In the nine months ended September 30, 2016, we recorded operating income of $846,799, as compared to an operating loss of $(88,223) in the same period in the prior year, an increase in operating income of $935,022.

Other income (expense) for the nine months ended September 30, 2016 was $(47,848), an increase in net other income (expense) of $2,471,604 compared to the same period in the prior year when other income (expense) was $(2,519,452) which is within our overall expectations and was largely attributable to the legal settlement expense of $2,500,000 for the nine months ended September 30, 2015.(Note 6).

Our net income for the nine months ended September 30, 2016 was $898,048, an increase of $3,376,924 compared to the same period in the prior year, when we recorded a net loss of $(2,478,876). The increase in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015
Net cash provided by operating activities	$644,424	$178,264
Net cash used in investing activities	(603,559)	(622,139)
Net cash used in financing activities	(97,255)	(847,964)
Net decrease in unrestricted cash and cash equivalents	$(56,390)	$(1,291,839)

Comparison of nine months ended September 30, 2016 and 2015

During the nine months ended September 30, 2016 and 2015, we financed our operations primarily through revenues generated from operations.

Operating activities provided $644,423 of cash in the nine months ended September 30, 2016, as compared to $178,264 of cash in the same period in the prior year. Major non-cash items that affected our cash flow from operations in the nine months ended September 30, 2016 were non-cash charges of $406,328 for depreciation and amortization. Our operating assets and liabilities used $(600,945) of cash, most of which resulted from a decrease in our legal settlement payable of $(746,954). Major non-cash items that affected our cash flow from operations in 2015 were non-cash charges of $219,780 for depreciation and amortization, and stock-based compensation of $199,805. In the nine months ended September 30, 2015 our operating assets and liabilities resulted in $2,377,691 of changes most of which resulted from an increase in legal settlement payable of $2,500,000.

Investing activities used $(603,559) of cash in the nine months ended September 30, 2016, as compared to $(622,139) of cash used in the same period in 2015, primarily relating to capital expenditures on continual enhancement of the processing platform used in our business.

Financing activities used $(97,255) of cash in 2016 as compared to $(847,964) of cash used in 2015. In 2015, cash used in financing activities consisted of payments on notes payables totaling $847,964.

Sources of Financing

We believe that our available cash on hand at September 30, 2016 of $1,333,104 and revenues anticipated for the remainder of 2016 will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3PEA INTERNATIONAL, INC.

Date: November 14, 2016	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: November 14, 2016	/s/ Brian Polan
By: Brian Polan, Chief Financial Officer (principal financial and accounting officer)

