Form 10-K
period 2016-12-31
3PEA INTERNATIONAL, INC.
filed 2017-03-27
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,062,058 based upon a market price of $0.163 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 43,185,765 as of March 10, 2017.

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

Business of Issuer

3PEA International, Inc. is a vertically integrated provider of innovative prepaid card programs and processing services for corporate, consumer and government applications. Our corporate incentive payment solutions are utilized by our corporate customers as a means to increase customer loyalty, reduce administration costs and streamline operations. Public sector organizations can utilize the solutions to disburse public benefits or for internal payments. We market our prepaid debit card solutions under our PaySign® brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through our proprietary PaySign platform. We design and process prepaid programs that run on the platform through which our customers can define the services they wish to offer cardholders. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

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

We have developed prepaid card programs for corporate and incentive rewards including, but not limited to healthcare reimbursement payments, pharmaceutical co-pay assistance, corporate expense and per diem payments, donor payments for source plasma and automobile dealership incentives. We are expanding our product offering to include additional corporate incentive products, payroll cards, general purpose re-loadable cards, travel cards, and loyalty rewards cards for the hospitality industry. Our cards are offered to end users through our relationships with bank issuers.

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

In 2013, we began business development activities related to opportunities in the European Union. We have identified opportunities within the prepaid debit card market in the EU and we continue to pursue such opportunities.

To date, we have issued millions of prepaid debit cards under programs implemented for several Fortune 500 companies and multinationals, including many top pharmaceutical manufacturers, universities and social media companies.

Depending on the program selected by the client, we generate the following types of revenues: setup charges; customized software development fees; data processing and report generation fees; transaction fees from each transaction by a cardholder; interchange fees; fees from sourcing the debit cards used for the program; fees related to customer service and administrative fees.

What Are Prepaid Cards?

Prepaid debit cards are issued by a financial institution and are preloaded with funds and is used like a normal debit card. Prepaid debit cards are generally network branded (Amex, Discover, MasterCard, Visa) and can be used anywhere the card brand is accepted. Network branded prepaid cards provide consumers, businesses and governments with the efficiency, security and flexibility of digital payments through a non-credit payment option and provide the end user security against fraud and theft.

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

According to The Federal Reserve Payments Study 2016 (2016 study), prepaid card payments reached 9.9 billion transactions with a value of $270 billion in 2015 and had an annual growth rate of 5.6% from 2012 to 2015.

Today, millions of Americans use network branded prepaid cards for the choice and protection they provide, including the estimated 40 million un-banked or underbanked who would not otherwise have a way to participate in our card-based economy, parents of college-aged students who want a safe and secure way to give money without the risk of running up debt, and recipients of government benefits who need an efficient way to receive their welfare payments, child support payments, SNAP program payments or unemployment payments.

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

Per Diem, Corporate Expense and Business Travel Cards: A reloadable card that allows businesses, non –profits and government agencies the ability to control employee spending while reducing administration costs by eliminating the need for traditional expense reports and eliminates the risks and expenses of handling paper checks and cash.

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

In our early years of operations, we focused mainly on providing co-pay assistance prepaid cards to the pharmaceutical industry. In 2011, we developed a corporate incentive prepaid card based payment solution which was initially targeted at the source plasma collection industry. In the last few years, having built the necessary infrastructure and adding essential staff, we have increased our focus and sales efforts on corporate incentive and corporate expense card programs. As of December 31, 2016, we had over one million cardholders participating in 120 card products an increase of 29 card products from December 31, 2015.

The PaySign Brand

In order to leverage the capabilities of the PaySign platform and successfully expand our product offerings, we established the PaySign brand of prepaid cards and prepaid solutions. The PaySign brand encompasses the entirety of our current and future prepaid product offerings, including but not limited to, corporate incentives, healthcare related payment solutions for clinical trials, source plasma donations and co-pay assistance, payroll, settlement payments, corporate expense cards and solutions designed for the public sector. PaySign is a registered trademark of ours in the United States and other countries.

Corporate Incentives

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

Our PaySign platform allows for easy customization of our corporate incentive card products. For example, our clients can select merchants or merchant categories which dictate where the card will be accepted. Our clients can receive customized reports, track card usage and attach surveys to the activation process to gain market intelligence.

•	Speed to Market

Our clients can get rewards and incentives to the intended recipients in a much quicker manner than traditional methods using our corporate incentive card products.

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

Per Diem/ Corporate Expense Payments

Per Diem, Corporate Expense and Business Travel Cards: A reloadable prepaid card that allows businesses, non –profits and government agencies the ability to control employee spending while reducing administration costs by eliminating the need for traditional expense reports. 3PEA is currently focusing on marketing these card products to major universities and large corporations.

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

Customer Service Center

In order to provide a full range of services to our customers, we offer a fully staffed, in-house Customer Service Center which is operational 24 hours a day, 7 days per week consisting of live bi-lingual phone operators for incoming calls. The PaySign Platform provides Interactive Voice Response (“IVR”), SMS alerts and two way SMS messaging, allowing cardholders to set alerts and check their balances and history without the assistance of a live customer service operator. We believe our in-house customer service center provides the highest quality customer service experience for our clients as training is performed on-site by 3PEA staff, and the center performs customer service solely for our products and services..

Other Markets

We have identified a variety of other markets that our debit cards can be used as a reloadable debit card for use by consumers without a traditional bank account.

Technology

Our technology platform employs a standard enterprise services bus in a service-oriented architecture, configured for 24/7/365 operations. We maintain two secure, interconnected, environmentally-controlled data centers, with emergency power generation capabilities, and redundant functionalities. We use a variety of proprietary and licensed standards-based technologies to implement our platforms, including those which provide for orchestration, interoperability and process control. The platforms also integrate a data infrastructure to support both transaction processing and data warehousing for operational support and data analytics.

Competition

The markets for financial products and services, including prepaid debit cards and services related thereto, are intensely competitive. We compete with a variety of companies in our markets and our competitors vary in size, scope and breadth of products and services offered.  Certain segments of the financial services and healthcare industries tend to be highly fragmented, with numerous companies competing for market share. Highly fragmented segments currently include financial account processing, customer relationship management solutions, electronic funds transfer and prepaid solutions. In addition to competition from other companies, we face competition from existing and potential clients who already have or may develop their own product offerings.

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

Sales and Marketing

We primarily market our products and services through direct marketing by the Company’s sales team. We may, at times, utilize independent contractors who make direct sales for us and other companies and are paid on a commission basis only.

Markets and Major Customers

We have no major customers and we are not reliant on any program. We manage multiple programs at any given time. As of December 31, 2016, we managed 120 card programs with over one million participating cardholders.

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

Employees and Independent Contractors

As of March 1, 2017, we had forty employees and independent contractors.

We have no collective bargaining agreements with our employees, and believe all independent contractor and employment agreements relationships are satisfactory. We hire independent contractors on an as-needed basis, and we may retain additional employees and consultants during the next twelve months, including additional executive management personnel with substantial experience in development business.

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

Risks Related to Our Business

Our growth rates may decline in the future. In fiscal 2016, we experienced growth in our corporate incentives solution business. There can be no assurance that we will be able to continue our current growth rate in future periods. In the near term, our continued growth depends in significant part on our ability, among other things, to enter new markets and to continue to attract new clients, and to retain our current clientele. Our continued growth also depends on our ability to develop and market other prepaid debit card products that can utilize the Paysign platform.

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

We may raise capital in order to provide working capital for our expansion into other products and services using our payments platform. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve arrangements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our current stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies and products or grant unfavorable license terms.

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

Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations. Certain products we offer require that we store personal information, including birth dates, addresses, bank account numbers, credit card information, social security numbers and merchant account numbers. If we are unable to protect this information, or if consumers perceive that we are unable to protect this information, our business and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

•	cause our customers to lose confidence in our services;

•	deter consumers from using our services;

•	harm our reputation;

•	require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations;

•	expose us to liability;

•	increase expenses related to remediation costs; and

•	decrease market acceptance of electronic commerce transactions and prepaid use.

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

Our current compliance program and screening process for the distribution and/or sale of prepaid card products is designed to comply with the Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”). These regulations require financial institutions to obtain and confirm information related to their respective cardholders. If the BSA and/or the USA PATRIOT Act or subsequent legislation increases the level of scrutiny that we must apply to our cardholders and customers, it may be costly or impractical for us to continue to profitably issue and load cards for our customers.

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

Factors such as consumer spending, business investment, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our prepaid card products and services could be adversely affected. Adverse changes in the economy could affect our results negatively and could have a material adverse effect on our business and financial condition. The current mortgage crisis and economic slowdown has also raised the possibility of future legislative and regulatory actions that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

The soundness of other institutions and companies could adversely affect us.

Our ability to engage in loading and purchasing transactions could be adversely affected by the actions and failure of other institutions and companies, our card issuing banks and distributors that carry our prepaid card products. As such, we have exposure to many different industries and counterparties. As a result, defaults by, or even questions or rumors about, one or more of these institutions or companies could lead to losses or defaults by us or other institutions. Losses related to these defaults or failures could materially and adversely affect our results of operations.

A prolonged economic downturn could reduce our customer base and demand for our products.

. Our success significantly depends upon the growth of demand of our products from a growing customer base and our success at entering new market verticals. If prevailing economic conditions locally, nationally or internationally are unfavorable, there may be a negative impact on our business. A prolonged economic downturn would likely contribute to the deterioration of the demand for our products and services, which in turn would negatively impact our business. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

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

Our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 43% of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have outstanding 43,185,765 shares of our common stock, assuming no exercise of outstanding options or warrants. None of the shares are subject to any lock-up agreements, and all are eligible for sale, subject in some cases to volume and other restrictions imposed by Rule 144. Sales of substantial amounts of our common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We Incur Significant Costs As A Result Of Operating As A Public Company. We May Not Have Sufficient Personnel For Our Financial Reporting Responsibilities, Which May Result In The Untimely Close Of Our Books And Record And Delays In The Preparation Of Financial Statements And Related Disclosures.

As a registered public company, we have experienced an increase in legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, has imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2016 and 2015, our common stock was traded on the OTCQB operated by OTC Markets Group, LLC under the symbol “TPNL”. The company is now fully reporting and dual listed on the OTCQB and on the OTC Bulletin Board. The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2016 and 2015.

	2016		2015
	High	Low	High	Low
First Quarter	0.27	0.16	0.69	0.23
Second Quarter	0.25	0.15	0.95	0.36
Third Quarter	0.21	0.15	0.47	0.33
Fourth Quarter	0.40	0.17	0.37	0.20

There were 363 shareholders of record of the common stock as of December 31, 2016. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2016 or 2015. Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so. There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ending December 31, 2016, we issued 237,500 shares of common stock to an employee and two members of the Board of Advisors. The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter ending December 31, 2016, we did not purchase any shares of our common stock.

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

Overview

3PEA International, Inc. is a vertically integrated provider of innovative prepaid card products and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, reduce administration costs and streamline operations. Public sector organizations can utilize the solutions to disburse public benefits or for internal payments. We market our prepaid debit card solutions under our PaySign brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through our proprietary PaySign platform. We design and process prepaid card products that run on the platform through which our customers can define the services they wish to offer cardholders. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

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

We have developed prepaid card products for corporate and incentive rewards including, but not limited to healthcare reimbursement payments, pharmaceutical co-pay assistance, donor payments for source plasma, corporate expense and per diem payments. We are expanding our product offering to include additional corporate incentive products, payroll cards, general purpose re-loadable cards, travel cards, and reward cards for the hospitality industry. Our cards are offered to end users through our relationships with bank issuers.

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

We have developed prepaid card products for healthcare reimbursement payments, pharmaceutical assistance, plasma donor remuneration, corporate and incentive rewards and expense reimbursement cards. We plan to expand our product offering to include payroll cards, general purpose re-loadable cards and travel cards. Our cards are offered to end users through our relationships with bank issuers.

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

Currently, we are focusing our marketing efforts on corporate incentive and expense prepaid card products, in various market verticals including but not limited to general corporate expense, healthcare related markets including co-pay assistance, clinical trials and source plasma donations expense and per diem cards targeting universities, loyalty rewards and incentive cards targeting the automotive markets and other market niches.

As part of our continuing platform expansion process, we evaluate current and emerging technologies for applicability to our existing and future software platform. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Our principal target markets for processing services include prepaid card issuers, retail and private-label issuers, small third-party processors, and small and mid-size financial institutions in the United States and in emerging international markets.

We have devoted more extensive resources to sales and marketing activities as we have added essential personnel to our marketing and sales team. We sell our products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities. We have also identified opportunities in the European Union and are pursuing those opportunities.

In order to expand into new markets, we may need to invest additional funds in technology improvements, sales and marketing expenses, and regulatory compliance costs. We are considering raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds, but our expansion will not be as rapid.

Results of Operations

In 2016 we increased our focus on sales and new product development while continuing to invest in our core infrastructure, platform development and the addition of essential personnel in order to allow us to successfully scale our business. As a result, we experienced record annual revenue and a return to profitability in 2016.

Fiscal Years Ended December 31, 2016 and 2015

Revenues for the year ended December 31, 2016 were $10,416,672, an increase of $2,309,131 compared to the year ended December 31, 2015, when revenues were $8,107,541. The increase in revenue was primarily due to an increase in the number of new corporate incentive prepaid card products and growth within our existing corporate incentive prepaid card products. We believe we will experience accelerated revenue growth in 2017 as a result of growth in our existing and the expected addition of new card products in various market verticals.

Cost of revenues for the year ended December 31, 2015 were $5,197,370, an increase of $1,177,856 compared to the year ended December 31, 2015, when cost of revenues were $4,019,514. Cost of revenues constituted approximately 50% and 50% of total revenues in 2016 and 2015, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service and program management expenses, application integration setup, and sales and commission expense.

Gross profit for the year ended December 31, 2016 was $5,219,302, an increase of $1,131,275 compared to the year ended December 31, 2015, when gross profit was $4,088,027. Our overall gross profit percentage approximated 50% and 50% during the fiscal years 2016 and 2015 which is consistent with our overall expectations. We believe our profit margins will remain near the same level in 2017.

Selling, general and administrative expenses for the year ended December 31, 2016 were, 3,288,373 a decrease of $445,814 compared to the year ended December 31, 2015, when selling, general and administrative expenses were $3,734,187. The decrease in selling, general and administrative expenses was primarily due to a decrease in costs associated with our expansion into the European Union. We continued to ramp up our investment in infrastructure and processes during 2016. In fiscal 2016, we devoted more resources to our internal sales and marketing team and expect to continue to do so in 2017.

In the fiscal year ended December 31, 2016, we recorded operating income of $1,358,609 as compared to operating (loss) of $(8,872) in the fiscal year ended December 31, 2015, an increase of $1,367,481.

Other income (expense) for the year ended December 31, 2016 was $(60,958), as compared to other income (expense) of $(2,540,705) in year ended December 31, 2015, which represents an increase in net other income (expense) of $2,479,747. The increase in net other income in 2016 as compared to 2015 was primarily due to a legal settlement totaling $2,500,000 we recorded as an expense in 2015 which is further discussed in detail in Note 8 of our Consolidated Financial Statements.

Our net income (loss) for the year ended December 31, 2016 was $1,400,799 as compared to net income (loss) of $(2,410,337) in the year ended December 31, 2015, which represents an increase in net income (loss) of $3,811,136. The overall change in net income is attributable to the aforementioned factors.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Net cash provided by (used in) operating activities	$1,266,723	$(719,504)
Net cash (used in) investing activities	(887,009)	(926,182)
Net cash (used in) financing activities	(137,265)	(851,788)
Net increase (decrease) in unrestricted cash and cash equivalents	$242,449	$(2,497,474)

Comparison of Fiscal 2016 and 2015

In fiscal 2016 and 2015, we financed our operations through internally generated funds.

Operating activities provided (used) $1,266,723 of cash in 2016, as compared to $(719,504) of cash (used) in fiscal 2015. Major non-cash items that affected our cash flow from operations in 2016 were non-cash stock based expenses of $92,939 and depreciation and amortization of $572,320. Our operating assets and liabilities provided (used) $696,190 of cash, which resulted primarily from a decrease in legal settlement payable of $999,758.

Investing activities used $(887,007) of cash in 2016, as compared to $(926,182) of cash in 2015, all of which related in both years to platform expansion and the purchase of equipment used in our business.

Financing activities provided (used in) $(137,265) of cash in 2016 as compared to $(851,788) of cash(used) in 2015. Our cash used in financing activities in 2016 and 2015 related to net repayment of borrowings during both years.

Liquidity and Sources of Financing

We believe that our available cash on hand at December 31, 2016 of $1,631,943, along with anticipated revenues and operating profits anticipated for 2017, will be sufficient to sustain our operations for the next twelve months.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2015 and 2016, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Mark Newcomer, our chief executive officer, and Brian Polan, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2016 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm because it is neither an accelerated filer or a large accelerated filer.

ITEM 9A(T). controls and procedures.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Listed below are the current directors and executive officers of the Company.

Name	Age	Present Positions with Company
Mark R. Newcomer	51	President & CEO, Chairman, Director
Brian Polan	57	CFO
Daniel H. Spence	53	CIO, Director
Anthony E. DePrima, Esq.	77	Secretary, Director

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Mark R. Newcomer, Chairman, CEO, President, Director. Mr. Newcomer serves as our President and Chief Executive Officer and has served in this capacity and as a director since March 2006. From February of 2001 to present, Mr. Newcomer continues to serve as chairman and CEO of 3PEA Technologies, Inc., a payment solutions company he co-founded in 2001 with Mr. Spence. Mr. Newcomer continues to be a driving force in guiding the company's growth through technology investments, acquisitions, new product lines, and strategic partnerships. Mr. Newcomer attended Cal-Poly San Luis Obispo where he majored in Bio-Science. We believe Mr. Newcomer should serve as our chairman based on the perspective and experience he brings to our board of directors as our founder and Chief Executive Officer, which adds historical knowledge, operational expertise and continuity to our board of directors.

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

Anthony E. DePrima, JD., Secretary, Director. Mr. DePrima serves as our Secretary and has served as a director since October 2009. Mr. DePrima is a highly experienced attorney licensed in Arizona with broad corporate management experience. He has been an active member of the State Bar of Arizona since April 1967 to the present, and a former member of the American Bar Association. During this time, he served as a Member of the U.S. Department of Commerce District Export Council for District of Arizona, and Chairman of the International Section of the Arizona Bar, Chairman of the Legal Advisory Committee of the Arizona Mexico Commission, and Director of the Arizona Mexico Commission. His law practice has included Corporate, Commercial, Business, International Trade and US Customs Law, as well as general trial practice with numerous court and jury trials. Mr. DePrima is currently a member of DePrima Law, PC. He is an Advisory Director and General Counsel of Coal Brick Oven Pizzeria, Inc., a Nevada corporation (Grimaldi’s Pizzeria chain of restaurants). For over 20 years he has been Director and Secretary of Media Concepts, Inc., an Arizona corporation which publishes Native Peoples Magazine. From 1983 to 1998 he held various management positions in Computer Easy International, Inc. and American Architectural Products Corporation, a NASDAQ traded company, including Chief Executive Officer, President, Secretary, Executive Vice President, Chief Financial Officer, Vice President General Counsel, and Chairman of Board of Directors. Mr. DePrima has a BS in General Business from Arizona State University School of Business, and Juris Doctorate from the University of Arizona. We believe that Mr. DePrima should serve as a director based on his extensive experience as an attorney and as an officer and director of other public companies.

Executive Officers Who Are Not Directors

Brian Polan, Chief Financial Officer. Mr. Polan serves as our Chief Financial Officer since October 2015. Mr. Polan previously served as our VP of Corporate Finance since October 2013 and VP of Investor Relations from June 2012 to September 2013. Mr. Polan’s experience in the private sector includes serving as financial advisor with DLG Wealth Management LLC from January 2010 to June 2012, and various retail brokerages from 1983 to December 2012. Mr. Polan received his BS Degree in Business Administration from the State University of New York at Buffalo.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f).

Board of Directors

Our board currently consists of three directors. During 2016, our board of directors had two meetings. All directors attended every meeting held during the time in which they served as directors. There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended 2016, the officers and directors were current on their filing obligations.

ITEM 11. EXECUTIVE COMPENSATION.

Summary compensation table

The following table sets forth the compensation earned by our named Executive Officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last two fiscal years. In accordance with Item 402(m)(4), we have omitted certain columns from the table required by Item 402(n).

Name and Principal Position	Year	Salary $	Stock Grant $ (1)	Total $

Mark Newcomer, President & CEO	2016	$300,000	$15,759	$315,759
	2015	$218,000	$-	$218,000

Brian Polan, CFO	2016	$89,539	$3,940	$93,479
	2015	$17,000	$-	$17,000

Daniel Spence CIO	2016	$178,500	$15,759	$194,259
	2015	$163,500	$-	$163,500

(1) In November 2016, the Company granted Mark Newcomer, Daniel Spence and Brian Polan a total of 2,000,000, 2,000,000, and 500,000 shares of common stock, respectively, which had a total value of $315,180, $315,180 and $78,800, respectively, based upon a value of $0.15759 per share that vest over five (5) years. The value per share was based on the market value on the date of grant, less a 15% discount due to the shares being restricted and lacking market liquidity. The stock grants vest in equal amounts over a period of five years as of the end of each calendar quarter to the extent the officers were still employed by us at the time.

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year. We did not reprice any options or stock appreciation rights during the last fiscal year.

Employment Agreements

We do not have any employment agreements with our officers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Mark Newcomer	–	–	–	–	–	–	–	1,900,000	$299,421
Daniel Spence	–	–	–	–	–	–	–	1,900,000	$299,421
Brian Polan	–	–	–	–	–	–	–	450,000	$74,855

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Grants ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)

Anthony DePrima	–	$3,940	–	–	–	$16,500	$20,440

We do not have any policy regarding compensation of our directors.

(1) In November 2016, Mr. DePrima was granted 500,000 shares of common stock which had a total value of $78,800 based upon a value of $0.15759 per share that vest over a five (5) year period. The value per share was based on the market value on the date of grant, less a 15% discount due to the shares being restricted and lacking market liquidity. The stock grants vest in equal amounts over a period of five years as of the end of each calendar quarter to the extent the director is still a member of the board of directors

(2) Mr. DePrima received a total of $16,500 in consideration for consulting and legal services rendered to the Company.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Mark Newcomer (2) (3)	8,210,000	19.01%

Daniel H. Spence (2) (4)	7,710,000	17.85%

Anthony E. DePrima (2) (5)	2,795,163	6.47%

Brian Polan (2) (6)	106,390	0.25%

All Officers and Directors as a Group	18,821,553	43.58%

(1)	Based upon 43,185,765 shares of Common Stock issued and outstanding as of March 16, 2017. The outstanding shares do not include any of the 5,000,000 shares issued under a stock grant program dated November 11, 2016 of which 250,000 had vested as of March 6, 2017.

(2)	The address for the shareholder is 1700 W Horizon Ridge Pkwy, Suite 102, Henderson, NV 89012.

(3)	Mark Newcomer’s ownership consists of 8,010,000 shares owned outright and 200,000 shares that vest within 60 days of March 6, 2017 which Mr. Newcomer has a right to receive. Mr. Newcomer’s ownership does not include 1,800,000 additional shares granted to Mr. Newcomer that have not yet vested.

(4)	Mr. Spence’s ownership consists of 7,510,000 shares owned outright and 200,000 shares that vest within 60 days of March 6, 2017 which Mr. Spence has a right to receive. Mr. Spence’s ownership does not include 1,800,000 additional shares granted to Mr. Spence that have not yet vested.

(5)	Mr. DePrima’s ownership consists of 2,745,163 shares owned outright and 50,000 shares that vest within 60 days of March 6, 2017 which Mr. DePrima has a right to receive. Mr. DePrima’s ownership does not include 450,000 additional shares granted to Mr. DePrima that have not yet vested.

(6)	Mr. Polan’s ownership consists of 56,390 shares owned outright and 50,000 that vest within 60 days of March 6, 2017 which Mr. Polan has a right to receive. Mr. Polan’s ownership does not include 450,000 additional shares granted to Mr. Polan that have not yet vested.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	5,000,000	$0.15759	0
Total	5,000,000	$0.15759	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

None.

Review, Approval and Ratification of Related Party Transactions

The board of directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. We do not currently have any written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions, but we plan to adopt such guidelines once we add independent board members.

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board, or the OTCBB, and OTCQB.  Since neither the OTCBB nor the OTCQB has its own rules for director independence, we use the definition of independence established by the NYSE Amex (formerly the American Stock Exchange).  Under applicable NYSE Amex rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent. As this time, we do not have any independent directors.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors, other than as disclosed above. With respect to transactions involving real or apparent conflicts of interest, we have not adopted any formal policies or procedures. In the absence of any formal policies and procedures regarding conflicts, we intend to follow the provisions of Delaware corporate law regarding conflicts, which generally requires that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2016 and 2015, we have retained Sarna & Company as our principal accountants. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements for 2016 and 2015 was $32,500 and $15,000, respectively.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2016 and 2015 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item was $7,500 and $0, respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2016 and 2015 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2016 and 2015 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List the following documents filed as a part of the report:

(1)       All financial statements: Audited financial statements of 3PEA International, Inc. as of December 31, 2016 and 2015, and for the years ended December 31, 2015 and 2014, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ equity.

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

3PEA INTERNATIONAL, INC.

Dated: March 27, 2017	/s/ Mark Newcomer
Mark Newcomer, Chief Executive Officer

Dated: March 27, 2017	/s/ Brian Polan
By: Brian Polan, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: March 27, 2017	/s/ Mark Newcomer
Mark Newcomer, Chairman and Chief Executive Officer

Dated: March 27, 2017	/s/ Daniel Spence
Daniel Spence, Chief Information Officer, Director

Dated: March 27, 2017	/s/ Anthony DePrima
Anthony DePrima, Secretary, Director

EXHIBIT A

3PEA INTERNATIONAL, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

3PEA International, Inc.

Henderson, Nevada

We have audited the accompanying consolidated balance sheet of 3PEA International, Inc. as of December 31, 2016 and December 31, 2015, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of 3PEA International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3PEA International, Inc., as of December 31, 2016 and December 31, 2015, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in The United States of America.

/s/ Sarna & Company

Sarna & Company,

Certified Public Accountants

Thousand Oaks, California

March 23, 2017

3PEA INTERNATIONAL, INC.

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

(AUDITED)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$1,631,943	$1,389,494
Cash Restricted	10,002,505	7,063,945
Accounts Receivable	110,269	16,742
Prepaid Expenses and other assets	270,634	254,225
Total current assets	12,015,351	8,724,406

Fixed assets, net	300,761	271,967

Intangible and other assets
Deposits	5,551	3,551
Intangible assets, net	1,550,044	1,264,151

Total assets	$13,871,707	$10,264,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$765,596	$465,318
Customer card funding	10,002,505	7,063,945
Legal settlement payable – current portion	254,900	915,475
Stocks payable - related parties	71,586	125,987
Notes payable	124,168	174,098
Total current liabilities	11,218,755	8,744,823

Long-term liabilities
Notes Payable	27,892	–
Legal settlement payable-long-term portion	–	339,183
Total long-term liabilities	27,892	339,183
Total liabilities	11,246,647	9,084,006

Commitments and contingencies	–	–

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 43,185,765 and 42,510,765 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	43,186	42,511
Additional paid-in capital	6,726,173	6,579,508
Treasury stock at cost, 303,450 and 303,450 shares, respectively	(150,000)	(150,000)
Accumulated deficit	(3,799,613)	(5,200,412)
Total 3PEA International, Inc.'s stockholders' equity	2,819,746	1,271,607
Non-controlling interest	(194,686)	(91,538)
Total stockholders' equity	2,625,060	1,180,069

Total liabilities and stockholders' equity	$13,871,707	$10,264,075

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(AUDITED)

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
Revenues	$10,416,672	$8,107,541

Cost of revenues	5,197,370	4,019,514

Gross profit	5,219,302	4,088,027

Operating expenses
Depreciation and amortization	572,320	362,712
Selling, general and administrative	3,288,373	3,734,187
Total operating expenses	3,860,693	4,096,899

Income (loss) from operations	1,358,609	(8,872)

Other income (expense)
Gain on debt extinguishment	–	11,337
Other expenses	16,149	(6,359)
Legal settlement	–	(2,500,000)
Interest expense	(77,107)	(45,683)
Total other income (expense)	(60,958)	(2,540,705)

Income (loss) before provision for income taxes and noncontrolling interest	1,297,651	(2,549,577)

Provision for income taxes	–	–

Net income (loss) before noncontrolling interest	1,297,651	(2,549,577)

Net loss attributable to the noncontrolling interest	103,148	139,240

Net income (loss) attributable to 3PEA International, Inc.	$1,400,799	$(2,410,337)

Net income (loss) per common share - basic	$0.03	$(0.06)
Net income (loss) per common share – fully diluted	$0.03	N/A

Weighted average common shares outstanding - basic	42,875,519	39,641,175
Weighted average common shares outstanding - fully diluted	43,867,228	N/A

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(AUDITED)

	Stockholders' Deficit Attributable to 3PEA International, Inc.
	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity

Balance, December 31, 2014	36,669,106	$36,669	$5,634,886	$(150,000)	$(2,790,075)	$47,702	$2,779,182
Issuance of stock for services	629,159	630	201,920	–	–	–	202,550
Issuance of stock and warrants for accrued liabilities	200,000	200	65,014	–	–	–	65,214
Issuance of stock for accrued liabilities	12,500	12	2,688	–	–	–	2,700
Issuance of stock for accrued stock payable	5,000,000	5,000	675,000				680,000
Net loss	–	–	–	–	(2,410,337)	(139,240)	(2,549,577)
Balance, December 31, 2015	42,510,765	42,511	6,579,508	(150,000)	(5,200,412)	(91,538)	1,180,069
Issuance of stock for services	–	–	–	–	–	–	-
Issuance of stock and warrant for accrued liabilities	312,500	313	95,277	–	–	–	95,590
Issuance of stock for accrued liabilities	362,500	362	51,388	–	–	–	51,750
Issuance of stock for accrued stock payable	–	–	–	–	–	–
Net income	–	–	–	–	1,400,799	(103,148)	1,297,651
Balance, December 31, 2016	43,185,765	$43,186	$6,726,173	$(150,000)	$(3,799,613)	$(194,686)	$2,625,060

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(AUDITED)

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net income (loss)	$1,400,799	$(2,410,337)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in noncontrolling interest	(103,148)	(139,240)
Stock based expenses	92,939	202,550
Depreciation and amortization	572,320	362,712
Gain on debt extinguishment	–	(11,337)
Changes in operating assets and liabilities:
Change in restricted cash	(2,938,560)	728,310
Change in accounts receivable	(93,527)	69,916
Change in prepaid expenses	(16,409)	(44,723)
Change in other assets	(2,000)	900
Change in accounts payable, accrued liabilities and stocks payable	415,504	(130,590)
Change in customer card funding	2,938,560	(728,310)
Change in legal settlement payable	(999,758)	1,254,658
Change in stock payable	–	125,987
Net cash provided by (used in) operating activities	1,266,723	(719,504)

Cash flows from investing activities:
Purchase of fixed assets	(109,865)	(138,332)
Purchase of intangible assets	(777,144)	(787,850)
Net cash used in investing activities	(887,009)	(926,182)

Cash flows from financing activities:
Proceeds from borrowing	44,753	–
Payments on notes payable-related parties	–	(700,440)
Payments on notes payable	(182,018)	(151,348)
Net cash used in financing activities	(137,265)	(851,788)

Net change in cash	242,449	(2,497,474)
Cash, beginning of period	1,389,494	3,886,968

Cash, end of period	$1,631,943	$1,389,494

Supplemental cash flow information:
Issuance of common stock for satisfaction of stocks payable	$54,401	–
Non-cash financing activities
Transfer of accrued interest from accrued liabilities to notes payable	$115,227	–

See accompanying notes to financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (AUDITED)

1.     Description of business, HISTORY and summary of significant policies

Description of business – 3PEA International, Inc. (the “Company” or “3PEA”) was incorporated on August 24, 1995 under the name of Antek International, Inc. The Company had undergone several name changes eventually changing it to the name 3Pea International, Inc. on October 19, 2006. The Company acquired 3Pea Technologies, Inc., a payment solutions company, in March 2006, which resulted in 3Pea Technologies, Inc. becoming a wholly owned subsidiary.

About 3PEA International, Inc.

3PEA International, Inc. is a vertically integrated provider of innovative prepaid card products and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, reduce administration costs and streamline operations. Public sector organizations can utilize the solutions to disburse public benefits or for internal payments. The Company markets prepaid debit card solutions under our PaySign® brand. As the Company is a payment processor and debit card program manager, the Company derives revenue from all stages of the debit card lifecycle. The Company provides a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. The Company has extended its processing business capabilities through its proprietary PaySign platform. The Company designs and processes prepaid programs that run on the platform through which customers can define the services they wish to offer cardholders. Through the PaySign platform, The Company provides a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

The PaySign brand offers prepaid card based solutions, or “card products” for corporate incentive rewards and corporate expense, per diem and travel payments, healthcare reimbursement payments, pharmaceutical co-pay assistance, plasma donor remuneration and clinical trials. The Company plans to expand its product offering to include payroll cards, general purpose re-loadable cards, and others. Our cards are offered to end users through our relationships with bank issuers.

The Company’s proprietary PaySign® platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform allows The Company to significantly expand its operational capabilities by facilitating entry into new markets within the payments space through its flexibility and ease of customization. The PaySign platform delivers cost benefits and revenue building opportunities to our partners.

The Company manages all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and associations, to production, packaging, distribution, and personalization. The Company oversees inventory and security controls, renewals, lost and stolen card management and replacement. The Company deploys a fully staffed, in-house customer service department which utilizes bi-lingual customer service agents, Interactive Voice Response (IVR), and two way short message service (SMS) messaging and text alerts.

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

Cash restricted and Customer card funding – At December 31, 2016 and 2015, cash restricted are funds held specifically for our card products which we have recorded a corresponding customer card funding liability in the same amount.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of December 31, 2016 and 2015, there are no deferred revenues recorded.

The Company generates revenues primarily from fees generated by cardholder transactions and interchange.

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

New accounting pronouncements –In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The application of this guidance is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") that will simplify how companies account for certain aspects of share-based payments to employees, including the accounting for income taxes upon vesting or exercise of share-based payments, classification of awards as either equity or liabilities with respect to statutory tax withholding thresholds, accounting for forfeitures, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company will adopt the provisions of ASU 2016-09 effective January 1, 2017.

Under ASU 2016-09, all excess tax benefits and tax deficiencies related to stock compensation will be recognized as income tax expense or benefit in the income statement instead of additional paid-in capital on the consolidated balance sheets. The impact of adopting this standard on our consolidated financial statements is dependent upon the intrinsic value of share-based compensation awards at the time of exercise, vesting or expiration and may result in more variability in our effective tax rate and net profit or loss, as well as impact our share dilution. The Company has not assessed the impact of this application as of the date of this report and is unable to make any determination as to any impact to its consolidate financial statements.

Additionally, upon adoption of ASU 2016-09, we will elect to account for forfeitures on stock-based compensation as they occur, rather than estimate future expected forfeitures. We do not expect the change in our accounting policy for forfeitures to have a material impact on our financial results and, except as described above with respect to excess tax benefits, do not expect any of the other provisions of ASU 2016-09 to have a material impact to our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Leases (Topic 840). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2016	December 31, 2015
Equipment	$746,117	$660,813
Software	117,163	114,097
Furniture and fixtures	107,141	85,646
Leasehold improvements	36,499	36,499
	1,006,920	897,055
Less: accumulated depreciation	706,159	625,088
Fixed assets, net	$300,761	$271,967

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2016	December 31, 2015
Patents and trademarks	$34,771	$34,771
Platform	2,008,307	1,284,551
Kiosk Development	64,802	64,802
Licenses	382,414	329,028
	2,490,294	1,713,152
Less: accumulated amortization	940,250	449,001
Intangible assets, net	$1,550,044	$1,264,151

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years.

4.     NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2016	December 31, 2015
Note payable bearing interest at 8%, due on demand and unsecured.	$102,613	$150,000
Notes payable due to various equipment finance companies bearing interest from 12.89% to 15.14%.	49,447	24,098
	152,060	174,098
Less: non-current portion	27,892	–
	$124,168	$174,098

5.     COMMON STOCK

At December 31, 2016, the Company’s authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 43,185,765 shares of common stock, and no shares of preferred stock.

2016 Transactions: During the year ended December 31, 2016, the Company issued shares of common stock as follows:

•	675,000 shares of common stock for current services rendered and prior services which had previously been recorded as stocks payable totaling $131,305.

At December 31, 2015, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 42,510,765 shares of common stock, and no shares of preferred stock.

2015 Transactions: During the year ended December 31, 2015, the Company issued shares of common stock as follows:

•	629,159 shares of common stock issued for various services valued at $202,550.

•	212,500 shares of common stock issued for prior services which had previously been recorded as an accrued liability totaling $67,914 in 2014.

•	5,000,000 shares of common stock issued related to previously recorded stock payable for $680,000 in 2014.

Warrants:

As of December 31, 2016, warrants outstanding consisted of the following:

Date of Issuance or Declaration	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
March 18, 2015	200,000	0.50	3 years	200,000
September 10, 2014	150,000	0.25	3 years	150,000
September 10, 2014	150,000	0.50	3 years	150,000
September 18, 2014	200,000	0.25	3 years	200,000
November 05, 2014	100,000	0.50	3 years	100,000
	800,000			800,000

Stock and Warrant Grants:

In November 2016 the Company granted a total of 5,000,000 shares to certain officers and directors of the Company with a total value of $787,950 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares have a quarterly vesting period of five years with the first vesting period occurring on December 31, 2016. The approximate value vested for 2016 is $39,397, for which a payable has been recorded for the same vested amount as of December 31, 2016. As of December 31, 2016, none of the shares have been issued.

In November 2016 the Company granted 210,000 shares to a consultant. The shares were valued at $33,094 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 210,000 shares have a quarterly vesting period of three years with the first vesting period occurring on December 31, 2016. The approximate value vested for 2016 is $2,758 for which a payable has been recorded for the same vested amount as of December 31, 2016. As of December 31, 2016, none of the shares have been issued.

In March 2015, the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.50; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted have a vesting period of six months of which seven months had vested as of December 31, 2015. As of December 31, 2016, the 200,000 shares have been issued and the warrants for 200,000 shares were granted.

In August 2014, the Company granted 150,000 shares of common stock to a consultant with a total value of $25,500 or $0.17 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted have a vesting period of three years of which five and seventeen months had vested as of December 31, 2014. The approximate value vested for the years ended December 31, 2015 and 2016 was $12,000 and $12,000, for which a payable has been recorded for the same vested amount as of December 31, 2014 and 2015. As of December 31, 2016, 100,000 shares have been issued.

In September 2014, the Company granted 150,000 shares of common stock along with 150,000 Class A warrants and 150,000 Class B warrants to an advisory board member. The shares were valued at $19,125 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity. The warrants were valued at $42,761, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.15 per share; exercise price of $0.25 for the Class A warrants and $0.50 for the Class B warrants; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 300,000 warrants granted vest over a 3 year period, at 50,000 shares and 100,000 warrants per year of which sixteen and twenty eight months had vested as of December 31, 2015 and 2016, respectively. The approximate value vested for the years ended December 31,2015 and 2016 was,$20,700 and $20,700, for which a payable has been recorded for $20,700 as of December 31, 2015 and $17,321 for 2016. As of December 31, 2016, 112,500 of the 150,000 shares have been issued and none of the 300,000 warrants have been issued.

In September 2014, the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted have a vesting period of six months. As of December 31, 2015, the 200,000 shares and 200,000 warrants had been issued and granted.

In October 2014, the Company granted 150,000 shares of common stock to an advisory board member with a total value of $32,400 or $0.21 per share (including a 10% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted will vest over a 3 year period, at 50,000 shares per year of which fifteen and 27 months had vested as of December 31,2015 and 2016, respectively. The approximate value vested for the year ended December 31, 2015 and 2016 was $13,000 and $11,300. As of December 31, 2016, 112,500 shares of the 150,000 shares granted have been issued.

In November 2014, the Company issued a warrant for 100,000 shares of common stock as part of an issuance of note payable totaling $100,000. The warrant has an exercise price of $0.50 and life of three years.

In October 2013, the Company granted 300,000 shares of common stock to an employee of the Company with a total value of $38,250 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 300,000 shares granted have a vesting period of three years of which twenty-six months and was fully vested as of December 31, 2015 and 2016, respectively. The approximate value vested for the years ended December 31, 2015 and 2016 were $12,750 and $12,750, for which a payable has been recorded for the same vested amounts as of December 31, 2014 and 2015. As of December 31, 2016, all of the 300,000 shares granted have been issued.

6.     COMMITMENTS AND CONTINGENCIES

Office lease – The Company has an operating lease for an office space that expires April 30, 2019. The monthly lease payment totals $17,080 per month. Lease payments plus common area maintenance fees for the year ended December 31, 2016 and 2015 totaled $174,725 and $177,234 respectively.

Data Center Lease – The Company leases space for its data centers in Nevada under a co-location agreement. The agreement provides for lease payments of $4,674 per month.

Pending of threatened litigation – We may become involved in litigation from time to time in the ordinary course of business. However at December 31, 2016, to the best of our knowledge, no such litigation exists or is threatened.

7.      INCOME TAXES

The provision for income taxes on the statements of operations consists of $-0- and $-0- for the years ended December 31, 2016 and 2015, respectively. Deferred tax assets are comprised of the following at December 31:

	2016	2015
Net operating loss carryforward	$5,510,000	$6,034,000
Temporary differences	303,000	238,000
Less valuation allowance	(5,813,000)	(6,272,000)
Deferred tax asset, net	$–	$–

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2016 and 2015, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2016 and 2015, net operating loss carryforwards were approximately $5,813,000 and $6,272,000, respectively, for federal tax purposes that expire at various dates from 2014 through 2031.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2016 and 2015, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2016 and 2015) to income taxes as follows:

	2016	2015
Tax benefit computed at 34%	$65,000	$81,000
Change in valuation allowance	460,000	(323,000)
Change in carryovers and tax attributes	(525,000)	242,000
Income tax provision	$–	$–

8.     LEGAL SETTLEMENT

On August 11, 2015, PSKW, LLC (“PSKW”) served the Company, with a complaint styled PSKW, LLC v. 3Pea International, Inc., filed in the United States District Court for the Northern District of California, Case No. 5:15-cv-03576-RMW, San Jose Division (the “Action”). In the Action, PSKW asserted claims against the Company for $5,800,000 for marketing fees allegedly due by the Company. The Company contended, among other things, that PSKW breached its agreement with the Company, for which the Company was damaged in an amount in excess of the amount which PSKW claimed was owed by the Company to PSKW. The parties each denied liability, and entered into a Settlement Agreement and Release on October 2, 2015 whereby the Company agreed to pay $2,500,000 to PSKW in full settlement of the Action. The settlement amount is payable by an initial payment of $1,000,000 no later than October 7, 2015, which was paid in October 2015, with the balance of $1,500,000 being payable in equal monthly installments over 18 months with interest at 3% per annum commencing on November 1, 2015. The Court dismissed the Action with prejudice, but retained jurisdiction to enforce the Settlement Agreement. 3Pea Technologies, Inc., a wholly-owned subsidiary of the Company, guaranteed the amount due under the Settlement Agreement. The Company expensed the entire $2,500,000 settlement during the year ended December 31, 2015 since the principal terms of the Settlement Agreement had been agreed to as of that date. During the year ended December 31, 2016, the Company has paid a total of $999,758 and accrued the remaining unpaid balance totaling $254,900 as a settlement payable as of December 31, 2016.

9.      SUBSEQUENT EVENTS

As of March, 2017, the Company paid the total remaining accrued balance as of December 31, 2016 in the amount of $254,900 for the Legal Settlement liability.

Additionally, the Company paid the total remaining balance of a note payable as of December 31, 2016 in the amount of $152,060.

