Form 10-Q
period 2017-03-31
3PEA INTERNATIONAL, INC.
filed 2017-05-15
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company under Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 43,210,765 shares as of May 2, 2017.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017 (Unaudited)	December 31, 2016 (Audited)
ASSETS

Current assets
Cash	$1,433,505	$1,631,943
Cash Restricted	11,274,795	10,002,505
Accounts Receivable	106,614	110,269
Prepaid Expenses and other assets	330,276	270,634
Total current assets	13,145,190	12,015,351

Fixed assets, net	326,609	300,761

Intangible and other assets
Deposits	4,551	5,551
Intangible assets, net	1,553,028	1,550,044

Total assets	$15,029,378	$13,871,707

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$651,038	$765,596
Customer card funding	11,274,795	10,002,505
Legal settlement payable – current portion	–	254,900
Stocks payable	71,586	71,586
Notes payable	–	124,168
Total current liabilities	11,997,419	11,218,755

Long-term liabilities
Notes Payable	–	27,892
Total long-term liabilities	–	27,892

Total liabilities	11,997,419	11,246,647

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 43,185,765 and 43,185,765 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	43,186	43,186
Additional paid-in capital	6,778,174	6,726,173
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(3,430,219)	(3,799,613)
Total 3Pea International, Inc.'s stockholders' equity	3,241,141	2,819,746
Noncontrolling interest	(209,182)	(194,686)
Total stockholders' equity	3,031,959	2,625,060

Total liabilities and stockholders' equity	$15,029,378	$13,871,707

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	For the three months ended March 31,
	2017	2016
Revenues	$3,200,895	$2,181,359

Cost of revenues (excluding depreciation and amortization)	1,833,549	1,292,679

Gross profit	1,367,346	888,680

Operating expenses
Depreciation and amortization	215,267	123,633
Selling, general and administrative	814,277	713,894

Total operating expenses	1,029,544	837,527

Income from operations	337,802	51,153

Other income (expense)
Other income	20,096	3,831
Interest expense	–	(15,556)
Total other income (expense)	20,096	(11,725)

Income before provision for income taxes and noncontrolling interest	357,898	39,428

Provision for income taxes	3,000	–

Net income before noncontrolling interest	354,898	39,428

Net loss attributable to the noncontrolling interest	14,496	42,512

Net income attributable to 3Pea International, Inc.	$369,394	$81,940

Net income per common share - basic	0.01	0.00
Net income per common share - fully diluted	0.01	0.00

Weighted average common shares outstanding - basic	43,185,765	42,676,562
Weighted average common shares outstanding - fully diluted	44,159,996	42,676,562

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

	Stockholders' Equity Attributable to 3Pea International, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2016	43,185,765	$43,186	$6,726,173	$(150,000)	$(3,799,613)	$(194,686)	$2,625,060

Stock-based compensation	–	–	52,001	–	–	–	52,001

Net income (loss)	–	–	–	–	369,394	(14,496)	354,898
Balance, March 31, 2017	43,185,765	$43,186	$6,778,174	$(150,000)	$(3,430,219)	$(209,182)	$3,031,959

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income attributable to 3Pea International, Inc.	$369,394	$81,940
Adjustments to reconcile net income attributable to 3Pea International, Inc. to net cash provided by operating activities:
Change in noncontrolling interest	(14,496)	(42,512)
Depreciation and amortization	215,267	123,633
Stock based compensation	52,001	15,498
Changes in operating assets and liabilities:
Change in accounts receivable	3,655	(203,138)
Change in prepaid expenses	(59,642)	(97,148)
Change in deposits	1,000	(1,000)
Change in accounts payable and accrued liabilities	(114,558)	91,084
Change in customer card funding	1,272,290	610,089
Change in legal settlement payable	(254,900)	(247,186)
Net cash provided by operating activities	1,470,011	331,260

Cash flows from investing activities:
Purchase of fixed assets	(50,408)	(5,126)
Intangible assets	(193,691)	(181,520)
Net cash used in investing activities	(244,099)	(186,646)

Cash flows from financing activities:
Payments on notes payable	(152,060)	(5,938)
Net cash used in financing activities	(152,060)	(5,938)

Net change in cash and restricted cash	1,073,852	138,676
Cash and restricted cash, beginning of period	11,634,448	8,453,439

Cash and restricted cash, end of period	$12,708,300	$8,592,115

Supplemental cash flow information:
Non-cash financing activities:
Accrued Stock Payable	$–	$28,199

Interest paid	$15,040	$15,556
Income taxes paid	$3,000	$–

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2016. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumption are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

We have developed prepaid card programs for healthcare reimbursement payments, pharmaceutical co-pay assistance, donor compensation and corporate incentive and rewards. We plan to expand our product offering to include payroll cards, general purpose re-loadable cards, travel cards, and expense reimbursement and per diem cards. Our cards are offered to end users through our relationships with bank issuers.

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

We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and associations, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement. We deploy a fully staffed, in-house customer service department which utilizes bi-lingual customer service agents, Interactive Voice Response, (IVR), SMS alerts and two way SMS messaging.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Restricted cash – Restricted cash is a cash account controlled by the Company which funds are received related to the card programs from our customers. The Company has recorded a corresponding customer card funding liability.

Intangible assets - Internally Developed Software Costs - Computer software development costs are expensed as incurred, except for internal use software or website development costs that qualify for capitalization as described below, and include compensation and related expenses, costs of hardware and software, and costs incurred in developing features and functionality.

For computer software developed or obtained for internal use, costs that are incurred in the preliminary project and post implementation stages of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized. Capitalized costs are amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is available for use

For intangible assets, we recognize an impairment loss if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of March 31, 2017 and 2016, there were no deferred revenues recorded.

We generate the following types of revenues:

•	Administration and usage fees, charged to our prepaid card clients when our programs are created, distributed or reloaded. Such revenues are recognized when such services are performed.

•	Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our cards are used in a purchase or ATM transaction. Such revenues are recognized when such services are performed.

•	Maintenance, administration, transaction fees, charged to a card and not under any multiple element arrangements. Such revenues are recognized when such services are performed.

•	Program maintenance management fees charged to our clients. Such revenues are not under any multiple element arrangements and are recognized when such services are performed.

•	Software development and consulting services to our clients. Such revenues are recognized in accordance with Accounting Standards Update 985-605.

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

Reclassification of prior year presentation - Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In first quarter of March 31, 2016, the Company concluded that it was appropriate to reclassify its customer service center costs from general and administration expense to cost of sales. This change in classification does not affect previously reported cash flows from operations in the Consolidated Statement of Cash Flows, and had no effect on the previously reported net income of the Consolidated Statement of Income for any period.

Recent Accounting Pronouncements – In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows – Restricted Cash a consensus of the FASB Emerging Issues Task Force.” This standard requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance became effective for fiscal years beginning December 15, 2017 and interim periods within those fiscal years. The Company has retrospectively adopted ASU 2016-18.

2.     FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2017	December 31, 2016
Equipment	$772,355	$746,117
Software	117,661	117,163
Furniture and fixtures	113,471	107,141
Website Costs	10,342	–
Leasehold equipment	43,499	36,499
	1,057,328	1,006,920
Less: accumulated depreciation	730,719	706,159
Fixed assets, net	$326,609	$300,761

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2017	December 31, 2016
Patents and trademarks	$34,771	$34,771
Platform	2,200,247	2,008,307
Kiosk	64,802	64,802
Licenses	384,165	382,414
	2,683,985	2,490,294
Less: accumulated amortization	1,130,957	940,250
Intangible assets, net	$1,553,028	$1,550,044

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years.

4.     NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2017	December 31, 2016
Note payable due to a shareholder of the Company, bearing fixed interest at 8%, due on demand and unsecured.	–	102,613
Notes payable due to an equipment finance Company bearing interest at 13.49% and 12.89%.	–	49,447
	–	152,060
Less: current portion	–	124,165
Notes payable – long-term portion	$–	$27,892

5.     COMMON STOCK

At March 31, 2017, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of that date, the Company had outstanding 43,185,765 shares of common stock, and no shares of preferred stock.

During the three months ended March 31, 2017, the Company did not issue any shares.

During the three months ended March 31, 2016, the Company issued shares of common stock as follows:

•	212,500 shares of common stock for prior services which had previously been recorded as accrued liability for $28,199 or $0.13 per share

Stock and Warrant Grants:

In November 2016, the Company granted a total of 5,000,000 shares to certain officers and directors of the Company with a total value of $787,950 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares have a quarterly vesting period of five years with the first vesting period occurring on December 31, 2016. The approximate value vested for 2017 is $39,397, for which a payable has been recorded for the same vested amount as of December 31, 2016. As of March 31, 2017, none of the shares have been issued.

In November 2016, the Company granted 210,000 shares to a consultant. The shares were valued at $33,094 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 210,000 shares have a quarterly vesting period of three years with the first vesting period occurring on December 31, 2016. The approximate value vested for 2016 is $2,758 for which a payable has been recorded for the same vested amount as of December 31, 2016. As of March 31, 2017, none of the shares have been issued

In March 2015, the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.50, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted have a vesting period of six months of which one month, and were fully vested as of March 31, 2016. As of March 31, 2017, the 200,000 shares have been issued and the warrants for 200,000 shares were granted.

In August 2014, the Company granted 150,000 shares of common stock to a consultant with a total value of $25,500 or $0.17 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted have a vesting period of three years of which thirty two had vested as of March 31, 2017. The approximate value vested for the three months ended March 31, 2017 and 2016 was $2,100 and $2,100, respectively As of March 31, 2017, 100,000 shares granted have been issued.

In September 2014, the Company granted 150,000 shares of common stock along with 150,000 Class A warrants and 150,000 Class B warrants to an advisory board member. The shares were valued at $19,250 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity. The warrants were valued at $42,761, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.15 per share; exercise price of $0.25 for the Class A warrants and $0.50 for the Class B warrants; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 300,000 warrants granted vest over a 3 year period, at 50,000 shares and 100,000 warrants per year of which nineteen months had vested as of March 31, 2016. The approximate value vested for the three months ended March 31, 2017 and 2016 was $5,100 and $5,100, respectively. As of March 31, 2017, 112,500 of the 150,000 shares and none 300,000 warrants granted has been issued.

In September 2014, the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 200,000 warrants granted had a vesting period of six months and were fully vested as March 31, 2016. During the three months ended March 31, 2016 the company had issued the 200,000 shares and warrant for 200,000 shares of common stock.

In October 2014, the Company granted 150,000 shares of common stock to an advisory board member with a total value of $32,400 or $0.21 per share (including a 10% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted will vest over a 3 year period, at 50,000 shares per year of which eighteen months had vested as of March 31, 2016. The approximate value vested for the three months ended March 31, 2017 and 2016 was $2,700 and $2,700, respectively. As of March 31, 2017, 112,500 of the shares previously vested have been issued.

In November 2014, the Company issued a warrant for 100,000 shares of common stock as part of a debt settlement, whereby the noteholder returned 2,442,000 shares of the Company’s common stock in connection with the Company’s satisfaction of all principal and interest due on the note. The warrant has an exercise price of $0.50 and life of three years.

In October 2013, the Company granted 300,000 shares of common stock to an employee of the Company with a total value of $38,250 or $0.15 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 300,000 shares granted have a vesting period of three years and was fully vested as of October 2016. The approximate value vested for the three months ended March 31, 2017 and 2016 was $0.00 and $3,200, respectively. As of March 31, 2017, all 300,000 shares granted have been issued.

6. LEGAL SETTLEMENT PAYABLE

On August 11, 2015, PSKW, LLC (“PSKW”) served the Company, with a complaint titled PSKW, LLC v. 3Pea International, Inc., filed in the United States District Court for the Northern District of California, Case No. 5:15-cv-03576-RMW, San Jose Division (the “Action”). In the Action, PSKW asserted claims against the Company for $5,800,000 for marketing fees allegedly due by the Company. The Company contended, among other things, that PSKW breached its agreement with the Company, for which the Company was damaged in an amount in excess of the amount which PSKW claimed was owed by the Company to PSKW. The parties each denied liability, and entered into a Settlement Agreement and Release on October 2, 2015 whereby the Company agreed to pay $2,500,000 to PSKW in full settlement of the Action. The settlement amount is payable by an initial payment of $1,000,000 no later than October 7, 2015, which was paid in October 2015, with the balance of $1,500,000 being payable in equal monthly installments over 18 months with interest at 3% per annum commencing on November 1, 2015. The Court dismissed the Action with prejudice, but retained jurisdiction to enforce the Settlement Agreement. 3Pea Technologies, Inc., a wholly-owned subsidiary of the Company, guaranteed the amount due under the Settlement Agreement. The Company expensed the entire $2,500,000 settlement during the year ended December 31, 2015 since the principal terms of the Settlement Agreement had been agreed to as of that date. As of March 31, 2017, the remaining unpaid balance of $254,900 was paid in full.

7. SUBSEQUENT EVENTS

In April 2017, the Company issued 12,500 shares to a member of the board of advisors, which had been previously accrued for as a stock payable at March 31, 2017.

In April 2017, the Company issued 12,500 shares to a member of the board of advisors, which had been previously accrued for as a stock payable at March 31, 2017.

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

We have developed prepaid card programs for corporate and incentive rewards including, but not limited to healthcare reimbursement payments, pharmaceutical co-pay assistance, donor compensation and automobile dealership incentives. We are expanding our product offering to include additional corporate incentive products, payroll cards, general purpose re-loadable cards, travel cards, and expense reimbursement cards. Our cards are offered to end users through our relationships with bank issuers.

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

We have developed prepaid card programs for healthcare reimbursement payments, corporate and incentive rewards and expense reimbursement cards. We plan to expand our product offering to include payroll cards, general purpose re-loadable cards and travel cards. Our cards are offered to end users through our relationships with bank issuers.

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

Results of Operations

Three Months ended March 31, 2017 and 2016

Revenues for the three months ended March 31, 2017 were $3,200,895 an increase of $1,019,536 compared to the same period in the prior year, when revenues were $2,181,359. The increase in revenue was primarily due to an increase in the number of new corporate incentive prepaid card products and growth within our existing corporate incentive prepaid card products. As of March 31, 2017, we managed 126 card programs with over 1,150,000 participating cardholders.

Revenue from our card programs is typically impacted by seasonality normally seen in the first quarter. However, we expect our revenues will continue to trend upward during the remaining part of 2017 with the continued growth in our cardholder base.

Cost of revenues (excluding depreciation and amortization) for the three months ended March 31, 2017 were $1,833,549, an increase of $540,870 compared to the same period in the prior year, when cost of revenues were $1,292,679. Cost of revenues constituted approximately 57% and 59% of total revenues in 2017 and 2016, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, customer service, network fees, card production costs, and program management expenses, application integration setup and sales expense.

Gross profit for the three months ended March 31, 2017 was $1,367,346, an increase of $478,666 compared to the same period in the prior year, when gross profit was $888,680. Our overall gross profit percentage approximated 43% and 41% during the first quarters of 2017 and 2016 which is consistent with our overall expectations.

Selling, general and administrative expenses for the three months ended March 31, 2017 were $814,277, an increase of $100,383 compared to the same period in the prior year, when selling, general and administrative expenses were $713,894.  The increase in selling, general and administrative expenses was primarily due to increases in expenses related to an expected accelerated rollout of additional new card programs which are expected to occur later in the year.

Depreciation and amortization for the three months ended March 31, 2017 were $215,267, an increase of $91,634 compared to the same period prior year of $123,633. Overall increase in depreciation and amortization was primarily a result of an increase in amortization expense related to additional capitalized platform costs.

In the three months ended March 31, 2017, we recorded operating income of $337,802, as compared to operating income of $51,153 in the same period in the prior year, a change of $286,649 compared to the prior period.

Other income (expense) for the three months ended March 31, 2017 was $20,096 an increase in net other income (expense) of $31,821 compared to the same period in the prior year when other income (expense) was $(11,725).

Net income before noncontrolling interest for the three months ended March 31, 2017 was $354,898, an increase of $315,470 compared to the same period in the prior year of $39,428. The increase in our net income before noncontrolling interest is attributable to the aforementioned factors.

Net loss attributable to the noncontrolling interest for the three months ended March 31, 2017 was $14,496, a decrease of $28,016 compared to the same period in the prior year of $42,512. The decrease in net loss attributable to noncontrolling interest is primarily due to a decrease in expenses related to our European subsidiary.

Net income attributable to 3Pea International, Inc. for the three months ended March 31, 2016 was $369,394, an increase of $287,454 compared to the same period in the prior year, when we recorded net income of $81,940. The increase in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Net cash provided by operating activities	$1,470,011	$331,260
Net cash used in investing activities	(244,099)	(186,646)
Net cash used in financing activities	(152,060)	(5,938)
Net increase in cash and restricted cash	1,073,852	138,676

Comparison of three months ended March 31, 2017 and 2016

During the three months ended March 31, 2017 and 2016, we financed our operations primarily through internally generated funds.

Operating activities provided $1,470,011 of cash in the three months ended March 31, 2017, as compared to $331,260 of cash provided by the same period in the prior year. Major non-cash items that affected our cash flow from operations in the three months ended March 31, 2017 were non-cash charges of $215,267 for depreciation and amortization, and stock-based compensation of $52,001. Our operating assets and liabilities provided $847,845 of cash, most of which resulted from a decrease in accounts payable of $(114,558) and decrease in legal settlements payable of $(254,900), offset by an increase in prepaid expenses and other assets of $59,642. Major non-cash items that affected our cash flow from operations in the three months ended March 31, 2016 were non-cash charges of $123,633 for depreciation and amortization, and stock-based compensation of $15,498.  Our operating assets and liabilities in the three months ended March 31, 2015 provided $152,701 of cash, most of which resulted from a decrease in legal settlements payable of $(247,186) and an increase in accounts receivable of $(203,138).

Investing activities used $(244,099) of cash in 2017, as compared to $(186,646) of cash used in 2016, most of which related to the enhancement of the processing platform used in our business.

Financing activities used $(152,060) of cash in the three months ended March 31, 2017 as compared to $(5,938) of cash used in the three months ended March 31, 2016. In the three months ended March 31, 2017 and 2016 cash used in financing activities consisted of entirely of payments on notes payables totaling $157,998.

Sources of Financing

We believe that our available cash on hand at March 31, 2017 of $1,433,505, combined with revenues and operating earnings anticipated for the remainder of 2017 will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

3PEA INTERNATIONAL, INC.

Date: May 15, 2017	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: May 15, 2017	/s/ Brian Polan
By: Brian Polan, Chief Financial Officer (principal financial and accounting officer)

