Form 10-Q
period 2017-06-30
3PEA INTERNATIONAL, INC.
filed 2017-08-10
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 43,410,765 shares as of August 1, 2017.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)
ASSETS

Current assets
Cash	$1,403,811	$1,631,943
Cash Restricted	11,643,818	10,002,505
Accounts Receivable	118,530	110,269
Prepaid Expenses and other assets	528,830	270,634
Total current assets	13,694,989	12,015,531

Fixed assets, net	649,142	300,761

Intangible and other assets
Deposits	4,551	5,551
Intangible assets, net	1,551,210	1,550,044

Total assets	$15,899,892	$13,871,707

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$680,712	$765,596
Customer card funding	11,643,818	10,002,505
Legal settlement payable – current portion	–	254,900
Notes payable	–	124,168
Total current liabilities	12,324,530	11,147,169

Long-term liabilities
Notes payable	–	27,892
Total long-term liabilities	–	27,892

Total liabilities	12,324,530	11,175,061

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 43,410,765 and 43,185,765 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	43,411	43,186
Additional paid-in capital	6,950,442	6,797,759
Treasury stock at cost, 303,450 shares at June 30, 2017 and December 31, 2016	(150,000)	(150,000)
Accumulated deficit	(3,045,776)	(3,799,613)
Total 3Pea International, Inc.'s stockholders' equity	3,798,077	2,891,332
Noncontrolling interest	(222,715)	(194,686)
Total stockholders' equity	3,575,362	2,696,646

Total liabilities and stockholders' equity	$15,899,892	$13,871,707

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	For the three months ended June 30,
	2017	2016
Revenues	$3,418,169	$2,375,645

Cost of revenues (excluding depreciation and amortization)	1,855,539	1,243,929

Gross profit	1,562,630	1,131,716

Operating expenses
Depreciation and amortization	234,413	133,353
Selling, general and administrative	928,585	682,896

Total operating expenses	1,162,998	816,249

Income from operations	399,632	315,467

Other income (expense)
Other income	5,901	2,082
Interest expense	(31,623)	(22,709)
Total (expense)	(25,722)	(20,627)

Income before provision for income taxes and noncontrolling interest	373,910	294,840

Provision for income taxes	3,000	–

Net income before noncontrolling interest	370,910	294,840

Net loss attributable to the noncontrolling interest	13,533	40,839

Net income attributable to 3Pea International, Inc.	$384,443	$335,679

Net income per common share - basic	$0.01	$0.01
Net income per common share - fully diluted	$0.01	$0.01

Weighted average common shares outstanding - basic	43,262,413	42,907,743
Weighted average common shares outstanding - fully diluted	44,189,913	43,098,576

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	For the six months ended June 30,
	2017	2016
Revenues	$6,619,064	$4,557,004

Cost of revenues (excluding depreciation and amortization)	3,689,088	2,539,605

Gross profit	2,929,976	2,017,399

Operating expenses
Depreciation and amortization	449,274	256,987
Selling, general and administrative	1,743,268	1,393,794

Total operating expenses	2,192,542	1,650,781

Income from operations	737,434	366,618

Other income (expense)
Other income	25,997	5,914
Interest expense	(31,623)	(38,265)
Total other (expense)	(5,626)	(32,351)

Income before provision for income taxes and noncontrolling interest	731,808	334,267

Provision for income taxes	6,000	–

Net income before noncontrolling interest	725,808	334,267

Net loss attributable to the noncontrolling interest	28,029	83,351

Net income attributable to 3Pea International, Inc.	$753,837	$417,618

Net income per common share - basic	$0.02	$0.01
Net income per common share - fully diluted	$0.02	$0.01

Weighted average common shares outstanding - basic	43,224,301	42,792,152
Weighted average common shares outstanding - fully diluted	44,151,801	42,982,985

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

	Stockholders' Equity Attributable to 3Pea International, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2016 (Audited)	43,185,765	$43,186	$6,797,759	$(150,000)	$(3,799,613)	$(194,686)	$2,696,646

Issuance of stock for services (Unaudited)	25,000	25	4,269	–	–	–	4,294
Stock Based Compensation (Unaudited)	–	–	98,614	–	–	–	98,614

Warrant Conversion (Unaudited)	200,000	200	49,800	–	–	–	50,000

Net income (loss) (Unaudited)	–	–	–	–	753,837	(28,029)	725,808
Balance, June 30, 2017 (Unaudited)	43,410,765	$43,411	$6,950,442	$(150,000)	$(3,045,776)	$(222,715)	$3,575,362

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$753,837	$417,618
Adjustments to reconcile net income to net cash provided by operating activities:
Change in noncontrolling interest	(28,029)	(83,351)
Depreciation and amortization	449,274	256,987
Stock based compensation	102,908	26,815
Changes in operating assets and liabilities:
Change in accounts receivable	(8,261)	(48,629)
Change in prepaid expenses	(258,196)	(65,431)
Change in other assets	1,000	–
Change in accounts payable and accrued liabilities	(84,884)	177,409
Change in customer card funding	1,641,313	3,292,225
Change in legal settlement payable	(254,900)	(496,231)
Net cash provided by operating activities	2,314,062	3,477,412

Cash flows from investing activities:
Purchase of fixed assets	(398,891)	(41,997)
Purchase of intangible assets	(399,930)	(361,383)
Net cash used in investing activities	(798,821)	(403,380)

Cash flows from financing activities:
Proceeds from borrowing on note payable	–	31,603
Proceeds from exercise of warrants	50,000	–
Payments on notes payable	(152,060)	(91,491)
Net cash used in financing activities	(102,060)	(59,888)

Net change in cash and restricted cash	1,413,181	3,014,144
Cash and restricted cash, beginning of period	11,634,448	8,453,439

Cash and restricted cash, end of period	$13,047,629	$11,467,583

Supplemental cash flow information:
Non-cash financing activities:
Transfer of accrued interest from accrued liabilities to notes payable	$–	$115,227

Interest paid	$46,663	$38,265
Income taxes paid	$13,200	$–

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2016. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of June 30, 2017 and December 31, 2016, there were no deferred revenues recorded.

We generate the following types of revenues:

•	Administration and usage fees, charged to our prepaid card clients when our programs are created, distributed or reloaded. Such revenues are recognized when such services are performed.

•	Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our SVCs (Stored Value Cards) are used in a purchase or ATM transaction. Such revenues are recognized when such services are performed.

•	Maintenance, administration, transaction fees, charged to an SVC and not under any multiple element arrangements. Such revenues are recognized when such services are performed.

•	Program maintenance management fees charged to our clients. Such revenues are not under any multiple element arrangements and are recognized when such services are performed.

•	Software development and consulting services to our clients. Such revenues are recognized in accordance with ASC 985-605.

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

Reclassification of prior year presentation - Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In first quarter of March 31, 2017, the Company concluded that it was appropriate to reclassify its customer service center costs from general and administration expense to cost of sales. In the second quarter, the company concluded that it was appropriate to reclassify stock payable from liabilities to additional paid in capital. These changes in classification does not affect previously reported cash flows from operations in the Consolidated Statement of Cash Flows, and had no effect on the previously reported net income of the Consolidated Statement of Income for any period.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The FASB has also issued a number of additional technical corrections since the initial ASU, all of which follow the effective dates of the new revenue recognition guidance under Topic 606. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. We have formed a project team and are currently assessing the impact of the adoption of this principle on our consolidated financial statements. We anticipate adopting this ASU on January 1, 2018 using the modified retrospective approach, however, may opt for the full retrospective method depending on the final outcome of our evaluation.

2.     FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2017	December 31, 2016
Equipment	$1,117,031	$746,117
Software	119,580	117,163
Furniture and fixtures	115,359	107,141
Website Costs	10,342	–
Leasehold improvements	43,499	36,499
	1,405,811	1,006,920
Less: accumulated depreciation	(756,669)	(706,159)
Fixed assets, net	$649,142	$300,761

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2017	December 31, 2016
Patents and trademarks	$34,940	$34,771
Platform and licenses	2,401,317	2,008,307
Kiosk development	64,802	64,802
Licenses	389,165	382,414
	2,890,224	2,490,294
Less: accumulated amortization	(1,339,014)	(940,250)
Intangible assets, net	$1,551,210	$1,550,044

Intangible assets are amortized over their useful lives ranging from periods of 5 to 15 years.

4.     NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2017	December 31, 2016
Note payable due to a shareholder of the Company, bearing fixed interest at 8%, due on demand and unsecured.	$–	$102,613
Notes payable due to various equipment finance companies bearing interest from 12.89% to 15.14% at December 31, 2016.	–	49,447
	–	152,060
Less: non-current portion	–	(124,168)
Notes payable – long term portion	$–	$27,892

5.     COMMON STOCK

At June 30, 2017, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 43,410,765 shares of common stock, and no shares of preferred stock.

2017 Transactions: During the six months ended June 30, 2017, the Company issued shares of common stock as follows:

•	25,000 shares of common stock for current services rendered totaling $4,294 or $0.17 per share (average cost).

200,000 shares of common stock were issued related to exercise of a warrant with an exercise price of $0.25 for a total of $50,000 in cash proceeds.

2016 Transactions: During the six months ended June 30, 2016, the Company issued shares of common stock as follows:

•	437,500 shares of common stock for current services rendered and prior services which had previously been recorded as accrued liability totaling $98,810 or $0.23 per share (average cost).

Stock and Warrant Grants:

In November 2016, the Company granted a total of 5,000,000 shares to certain officers and directors of the Company with a total value of $787,950 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares have a quarterly vesting period of five years with the first vesting period occurring on December 31, 2016. The approximate value vested for the three and six months ended June 30, 2017 was $39,397 and $78,794 respectively. As of June 30, 2017, none of the shares have been issued.

In November 2016, the Company granted 210,000 shares to a consultant. The shares were valued at $33,094 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 210,000 shares have a quarterly vesting period of three years with the first vesting period occurring on December 31, 2016. The approximate value vested for the three and six months ended June 30, 2017 was $2,758 and $5,516, respectively. The approximate value vested for 2016 is $2,758. As of June 30, 2017, none of the shares have been issued.

In March 2015, the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.50, 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted have a vesting period of six months, and were fully vested as of March 31, 2016. As of March 31, 2017, the 200,000 shares have been issued and the warrants for 200,000 shares were granted.

In August 2014, the Company granted 150,000 shares of common stock to a consultant with a total value of $25,500 or $0.17 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted have a vesting period of three years of which thirty two months had vested as of June 30, 2017. The approximate value vested for the three and six months ended June 30, 2017 and 2016 was $2,100, and $4,200, respectively. This was the same amount vested in the same periods in the prior year. As of June 30, 2017, 100,000 shares granted have been issued.

In September 2014, the Company granted 150,000 shares of common stock along with 150,000 Class A warrants and 150,000 Class B warrants to an advisory board member. The shares were valued at $19,250 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity. The warrants were valued at $42,761, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.15 per share; exercise price of $0.25 for the Class A warrants and $0.50 for the Class B warrants; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 300,000 warrants granted vest over a 3 year period, at 50,000 shares and 100,000 warrants per year of which thirty-four months had vested as of June 30, 2017. The approximate value vested for the three months ended June 30, 2017 and 2016 was $4,000 and $5,100 respectively and for the six months ended June 30, 2017 and 2016 was $9,100 and $10,200, respectively. As of June 30, 2017, 125,000 of the 150,000 shares and none of the 300,000 warrants granted have been issued.

In September 2014, the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted had a vesting period of six months and were fully vested as March 31, 2015. During the three months ended March 31, 2016 the company had issued the 200,000 shares and warrant for 200,000 shares of common stock. As of June 30, 2017, warrants relating to 200,000 shares have been exercised for total proceeds of $50,000.

In October 2014, the Company granted 150,000 shares of common stock to an advisory board member with a total value of $32,400 or $0.21 per share (including a 10% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted will vest over a 3 year period, at 50,000 shares per year of which thirty-three months had vested as of June 30, 2017. The approximate value vested for the three months and six months ended June 30, 2017 and 2016 was $2,700 and $5,400, respectively. As of June 30, 2017, 125,000 of the shares previously vested have been issued.

In November 2014, the Company issued a warrant for 100,000 shares of common stock as part of an issuance of note payable totaling $100,000. The warrant has an exercise price of $0.50 and life of three years.

In October 2013, the Company granted 300,000 shares of common stock to an employee of the Company with a total value of $38,250 or $0.15 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 300,000 shares granted have a vesting period of three years and was fully vested as of October 2016. The approximate value vested for the three and six months ended June 30, 2017 and 2016 was $0.00 and $3,200, respectively. As of March 31, 2017, all 300,000 shares granted have been issued.

6.     LEGAL SETTLEMENT PAYABLE

On August 11, 2015, PSKW, LLC (“PSKW”) served the Company, with a complaint styled PSKW, LLC v. 3Pea International, Inc., filed in the United States District Court for the Northern District of California, Case No. 5:15-cv-03576-RMW, San Jose Division (the “Action”). In the Action, PSKW asserted claims against the Company for $5,800,000 for marketing fees allegedly due by the Company. The Company contended, among other things, that PSKW breached its agreement with the Company, for which the Company was damaged in an amount in excess of the amount which PSKW claimed was owed by the Company to PSKW. The parties each denied liability, and entered into a Settlement Agreement and Release on October 2, 2015 whereby the Company agreed to pay $2,500,000 to PSKW in full settlement of the Action. The settlement amount was payable by an initial payment of $1,000,000 which was paid in October 2015, with the balance of $1,500,000 being payable in equal monthly installments over 18 months with interest at 3% per annum commencing on November 1, 2015. The Court dismissed the Action with prejudice, but retained jurisdiction to enforce the Settlement Agreement. 3Pea Technologies, Inc., a wholly-owned subsidiary of the Company, guaranteed the amount due under the Settlement Agreement. The Company expensed the entire $2,500,000 settlement during the year ended December 31, 2015 since the principal terms of the Settlement Agreement had been agreed to as of that date. As of March 31, 2017, the settlement was paid in full.

7. SUBSEQUENT EVENTS

There were no reportable subsequent events after June 30, 2017 through the date of this filing.

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

Results of Operations

Three Months ended June 30, 2017 and 2016

Revenues for the three months ended June 30, 2017 were $3,418,169, an increase of $1,042,524 compared to the same period in the prior year, when revenues were $2,375,645. The increase in revenue is primarily due to an increase in the number of new corporate incentive prepaid card products and growth within our existing corporate incentive prepaid card products. As of June 30, 2017, we managed 139 card programs with over 1,250,000 participating cardholders.

The Company expects revenues to continue to trend upwards for the foreseeable future as we expect to onboard over 60 additional corporate incentive card programs in the second half of 2017.

Cost of revenues for the three months ended June 30, 2017 were $1,855,539, an increase of $611,610 compared to the same period in the prior year, when cost of revenues were $1,243,929. Cost of revenues constituted approximately 54% and 52% of total revenues in the same quarter 2017 and 2016, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the three months ended June 30, 2017 was $1,562,630, an increase of $430,914 compared to the same period in the prior year, when gross profit was $1,131,716. Our overall gross profit percentage approximated 46% and 48% during the second quarters of 2017 and 2016 which is consistent with our overall expectations.

Selling, general and administrative expenses for the three months ended June 30, 2017 were $928,585, an increase of $245,689 compared to the same period in the prior year, when selling, general and administrative expenses were $682,896. The increase in selling, general and administrative expenses was due to increases in staff in anticipation of an accelerated rate of new card product launches expected in the second half of 2017.

Depreciation and amortization for the three months ended June 30, 2017 were $234,413, an increase of $101,060 compared to the same period prior year of $133,353. Overall increase in depreciation and amortization was primarily a result of an increase in depreciation related to an increase in capital expenditures and amortization expense related to additional capitalized platform costs.

In the three months ended June 30, 2017, we recorded operating income of $399,632, as compared to $315,467 in the same period in the prior year, representing an increase in operating income of $84,165.

Other income (expense) for the three months ended June 30, 2016 was $(25,722), an increase in net other income (expense) of $5,095 compared to the same period in the prior year when other income (expense) was $(20,627) which is within our overall expectations.

Net income before noncontrolling interest for the three months ended June 30, 2017 was $370,910, an increase of $76,070 compared to the same period in the prior year of 294,840. The increase in our net income before noncontrolling interest is attributable to the aforementioned factors.

Net loss attributable to the noncontrolling interest for the three months ended June 30, 2017 was $13,533, a decrease of $27,306 compared to the same period in the prior year of $40,839. The decrease in net loss attributable to noncontrolling interest is primarily due to a decrease in expenses related to our European operations.

Net income attributable to 3Pea International, Inc. for the three months ended June 30, 2017 was $384,443, an increase of $48,764 compared to the same period in the prior year, when we recorded net income of $335,679. The increase in our net income is attributable to the aforementioned factors.

Six Months ended June 30, 2017 and 2016

Revenues for the six months ended June 30, 2017 were $6,619,064, an increase of $2,062,060 compared to the same period in the prior year, when revenues were $4,557,004. The increase in revenue is primarily due to an increase in the number of new corporate incentive prepaid card products and growth within our existing corporate incentive prepaid card products.

Cost of revenues for the six months ended June 30, 2017 were $3,689,088, an increase of $1,149,483 compared to the same period in the prior year, when cost of revenues were $2,539,605. Cost of revenues constituted approximately 56% and 56% of total revenues in 2017 and 2016, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the six months ended June 30, 2017 was $2,929,976, an increase of $912,577 compared to the same period in the prior year, when gross profit was $2,017,399. Our overall gross profit percentage approximated 44% and 44% during the first six months of 2017 and 2016 which is consistent with our overall expectations.

Selling, general and administrative expenses for the six months ended June 30, 2017 were $1,743,268, an increase of $349,474 compared to the same period in the prior year, when selling, general and administrative expenses were $1,393,794. The increase in selling, general and administrative expenses was due to increases in staff in anticipation of an accelerated rate of new card product launches expected in the second half of 2017.

Depreciation and amortization for the six months ended June 30, 2017 were $449,274, an increase of $192,287 compared to the same period prior year of $256,987. Overall increase in depreciation and amortization was primarily a result of an increase in amortization expense related to additional capitalized platform costs.

In the six months ended June 30, 2017, we recorded operating income of $737,434, as compared to $366,618 in the same period in the prior year, an increase in operating income of $370,816.

Other income (expense) for the six months ended June 30, 2017 was $(5,626), a decrease in net other income (expense) of $26,725 compared to the same period in the prior year when other income (expense) was $(32,351) which is within our overall expectations.

Net income before noncontrolling interest for the six months ended June 30, 2017 was $725,808, an increase of $391,541 compared to the same period in the prior year of $334,267. The increase in our net income before noncontrolling interest is attributable to the aforementioned factors.

Net loss attributable to the noncontrolling interest for the six months ended June 30, 2017 was $28,029, a decrease of $52,322 compared to the same period in the prior year of $83,351 The decrease in net loss attributable to noncontrolling interest is primarily due to a decrease in expenses related to our European subsidiary.

Net income attributable to 3Pea International, Inc. for the six months ended June 30, 2017 was $753,837, an increase of $336,219 compared to the same period in the prior year, when we recorded net income of $417,618. The increase in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016
Net cash provided by (used) in operating activities	$2,314,062	$3,477,412
Net cash provided by (used) in investing activities	(798,821)	(403,380)
Net cash provided by (used) in financing activities	(102,060)	(59,888)
Net (decrease) increase in unrestricted cash and cash equivalents	$1,413,181	$3,014,144

Comparison of six months ended June 30, 2017 and 2016

During the six months ended June 30, 2017 and 2016, we financed our operations primarily through revenues generated from operations.

Operating activities provided $2,314,062 of cash in the six months ended June 30, 2017, as compared to $3,477,412 of cash in the same period in the prior year. Major non-cash items that affected our cash flow from operations in the six months ended June 30, 2017 were non-cash charges of $449,274 for depreciation and amortization and stock based compensation of $102,908. Our operating assets and liabilities provided 1,036,072 of cash, most of which resulted from an increase in customer card funding of $1,641,313 a decrease in prepaid expenses of $(258,196) and a decrease in our legal settlement payable of $(254,900).

Investing activities used $(798,821) of cash in the six months ended June 30, 2017, as compared to $(403,380) of cash used in the same period in 20165, primarily relating to capital expenditures and the continuous enhancement of the processing platform used in our business.

Financing activities used $(102,060) of cash in the six months ended June 30, 2017 as compared to $(59,888) of cash used in the six months ended June 30, 2016. In 2017, cash used in financing activities consisted of payments on notes payables totaling $152,060 offset by $50,000 received from the exercise of a warrant.

Sources of Financing

We believe that our available cash on hand at June 30, 2017 of $1,403,811 and revenues anticipated for the remainder of 2017 will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2017, the Company issued 25,000 shares of common stock for current services rendered and warrant exercised for 200,000 shares of common stock with an exercise price of $0.25. The shares were granted pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

3PEA INTERNATIONAL, INC.

Date: August 10, 2017	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: August 10, 2017	/s/ Brian Polan
By: Brian Polan, Chief Financial Officer (principal financial and accounting officer)

