Form 10-Q
period 2017-09-30
3PEA INTERNATIONAL, INC.
filed 2017-11-13
CIK 1496443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 43,660,765 shares as of November 1, 2017.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30, 2017 (Unaudited)	December 31, 2016 (Audited)
ASSETS

Current assets
Cash	$1,916,736	$1,631,943
Cash Restricted	12,498,529	10,002,505
Accounts Receivable	183,521	110,269
Prepaid Expenses and other assets	521,895	270,634
Total current assets	15,120,681	12,015,531

Fixed assets, net	852,136	300,761

Intangible and other assets
Deposits	5,551	5,551
Intangible assets, net	1,524,063	1,550,044

Total assets	$17,502,431	$13,871,707

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$806,454	$765,596
Customer card funding	12,498,529	10,002,505
Legal settlement payable – current portion	–	254,900
Notes payable	–	124,168
Total current liabilities	13,304,983	11,147,169

Long-term liabilities
Notes payable	–	27,892
Total long-term liabilities	–	27,892

Total liabilities	13,304,983	11,175,061

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 43,660,765 and 43,185,765 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	43,661	43,186
Additional paid-in capital	7,085,324	6,797,759
Treasury stock at cost, 303,450 shares at September 30, 2017 and December 31, 2016	(150,000)	(150,000)
Accumulated deficit	(2,545,609)	(3,799,613)
Total 3Pea International, Inc.'s stockholders' equity	4,433,376	2,891,332
Noncontrolling interest	(235,928)	(194,686)
Total stockholders' equity	4,197,448	2,696,646

Total liabilities and stockholders' equity	$17,502,431	$13,871,707

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	For the three months ended September 30,
	2017	2016
Revenues	$4,001,991	$2,812,536

Cost of revenues (excluding depreciation and amortization)	2,145,621	1,522,458

Gross profit	1,856,370	1,290,078

Operating expenses
Depreciation and amortization	276,533	149,342
Selling, general and administrative	1,104,280	660,556

Total operating expenses	1,380,813	809,898

Income from operations	475,557	480,180

Other income (expense)
Other income	14,398	4,986
Interest expense	–	(20,483)
Total other income (expense)	14,398	(15,497)

Income before provision for income taxes and noncontrolling interest	489,955	464,683

Provision for income taxes	3,000	–

Net income before noncontrolling interest	486,955	464,683

Net loss attributable to noncontrolling interest	13,213	15,746

Net income attributable to 3Pea International, Inc.	$500,168	$480,429

Net income per common share - basic	$0.01	$0.01
Net income per common share - fully diluted	$0.01	$0.01

Weighted average common shares outstanding - basic	43,474,895	42,948,265
Weighted average common shares outstanding - fully diluted	44,544,895	43,138,279

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	For the nine months ended September 30,
	2017	2016
Revenues	$10,621,055	$7,369,540

Cost of revenues (excluding depreciation and amortization)	5,834,709	4,062,062

Gross profit	4,786,346	3,307,478

Operating expenses
Depreciation and amortization	725,401	406,328
Selling, general and administrative	2,847,955	2,054,351

Total operating expenses	3,573,356	2,460,679

Income from operations	1,212,990	846,799

Other income (expense)
Other income	40,395	10,900
Interest expense	(31,623)	(58,748)
Total other income (expense)	8,772	(47,848)

Income before provision for income taxes and noncontrolling interest	1,221,762	798,951

Provision for income taxes	9,000	–

Net income before noncontrolling interest	1,212,762	798,951

Net loss attributable to noncontrolling interest	41,242	99,097

Net income attributable to 3Pea International, Inc.	$1,254,004	$898,048

Net income per common share - basic	$0.03	$0.02
Net income per common share - fully diluted	$0.03	$0.02

Weighted average common shares outstanding - basic	43,308,750	42,844,570
Weighted average common shares outstanding - fully diluted	44,378,750	42,991,542

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

	Stockholders' Equity Attributable to 3Pea International, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2016 (Audited)	43,185,765	$43,186	$6,797,759	$(150,000)	$(3,799,613)	$(194,686)	$2,696,646

Issuance of stock for services (Unaudited)	75,000	75	12,807	–	–	–	12,882

Stock issued for employee bonus (Unaudited)	200,000	200	84,200	–	–	–	84,400

Stock Based Compensation (Unaudited)	–	–	140,758	–	–	–	140,758

Exercise of Warrants (Unaudited)	200,000	200	49,800	–	–	–	50,000

Net income (loss) (Unaudited)	–	–	–	–	1,254,004	(41,242)	1,212,762
Balance, September 30, 2017 (Unaudited)	43,660,765	$43,661	$7,085,324	$(150,000)	$(2,545,609)	$(235,928)	$4,197,448

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,254,004	$898,048
Adjustments to reconcile net income to net cash provided by operating activities:
Change in noncontrolling interest	(41,242)	(99,097)
Depreciation and amortization	725,401	406,328
Stock based compensation	238,040	40,091
Changes in operating assets and liabilities:
Change in accounts receivable	(73,252)	(93,531)
Change in prepaid expenses	(251,261)	4,028
Change in other assets	–	(2,000)
Change in accounts payable and accrued liabilities	40,858	237,511
Change in customer card funding	2,496,024	1,726,127
Change in legal settlement payable	(254,900)	(746,954)
Net cash provided by operating activities	4,133,672	2,370,551

Cash flows from investing activities:
Purchase of fixed assets	(649,260)	(52,111)
Purchase of intangible assets	(601,535)	(551,448)
Net cash used in investing activities	(1,250,795)	(603,559)

Cash flows from financing activities:
Proceeds from borrowing on note payable	–	29,053
Proceeds from exercise of warrants	50,000	–
Payments on notes payable	(152,060)	(126,308)
Net cash used in financing activities	(102,060)	(97,255)

Net change in cash and restricted cash	2,780,817	1,669,737
Cash and restricted cash, beginning of period	11,634,448	8,453,439

Cash and restricted cash, end of period	$14,415,265	$10,123,176

Supplemental cash flow information:
Non-cash financing activities:
Transfer of accrued interest from accrued liabilities to notes payable	$–	$115,227

Interest paid	$46,663	$58,748
Income taxes paid	$16,200	$–

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

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Restricted cash – Restricted cash is a cash account controlled by the Company which funds are received related to the card programs from our customers. The Company has recorded a corresponding customer card funding liability. Restricted cash is not available to the company for corporate use.

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

For intangible assets, we recognize an impairment loss if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. No impairment was deemed necessary in the three and nine month period ended September 30,2017.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Platform and Licenses are comprised of costs associated with our development and continual development of our platform which includes direct development costs, software and licenses.

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of September 30, 2017 and December 31, 2016, there were no deferred revenues recorded.

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

Reclassification of prior year presentation - Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows. During the first quarter of 2017, the Company concluded that it was appropriate to reclassify its customer service center costs from general and administration expense to cost of sales for the three and nine months ended September 30, 2016. In the second quarter of 2017, the company concluded that it was appropriate to reclassify stock payable from liabilities to additional paid in capital for the three and nine month period ended September 30, 2017. These changes in classification does not affect previously reported cash flows from operations in the Consolidated Statement of Cash Flows, and had no effect on the previously reported net income of the Consolidated Statement of Income for any period.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Management is currently assessing the impact of this pronouncement on the Company’s financial statements.

2.     FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2017	December 31, 2016
Equipment	$1,343,717	$746,117
Software	120,795	117,163
Furniture and fixtures	119,550	107,141
Website Costs	21,117	–
Leasehold improvements	50,999	36,499
	1,656,178	1,006,920
Less: accumulated depreciation	(804,042)	(706,159)
Fixed assets, net	$852,136	$300,761

Fixed assets are depreciated over their useful lives ranging from periods of 3 to 7 years.

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2017	December 31, 2016
Patents and trademarks	$34,940	$34,771
Platform and licenses	2,602,924	2,008,307
Kiosk development	64,802	64,802
Licenses	389,165	382,414
	3,091,831	2,490,294
Less: accumulated amortization	(1,567,768)	(940,250)
Intangible assets, net	$1,524,063	$1,550,044

Intangible assets are amortized over their useful lives ranging from periods of 3 to 5 years.

4.     NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2017	December 31, 2016
Note payable due to a shareholder of the Company, bearing fixed interest at 8%, at December 31, 2016 due on demand and unsecured.	$–	$102,613
Notes payable due to various equipment finance companies bearing interest from 12.89% to 15.14% at December 31, 2016.	–	49,447
	–	152,060
Less: current portion	–	(124,168)
Notes payable – long term portion	$–	$27,892

5.     COMMON STOCK

At September 30, 2017, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 43,660,765 shares of common stock, and no shares of preferred stock.

2017 Transactions: During the nine months ended September 30, 2017, the Company issued shares of common stock as follows:

•	75,000 shares of common stock for current services rendered totaling $12,882 or $0.17 per share (average cost).

•	200,000 shares of common stock issued to an employee as a bonus totaling $84,400 or $0.42 per share (average cost)

•	200,000 shares of common stock were issued related to exercise of a warrant with an exercise price of $0.25 for a total of $50,000 in cash proceeds.

2016 Transactions: During the nine months ended September 30, 2016, the Company issued shares of common stock as follows:

•	437,500 shares of common stock for current services rendered and prior services which had previously been recorded as accrued liability totaling $98,810 or $0.23 per share (average cost).

Stock and Warrant Grants:

In July 2017 the Company granted 200,000 shares of restricted common stock to an employee of the Company with a total value of $84,400 or $0.422 per share. These shares have been issued. Concurrently, the Company also granted the employee four equal tranches of 200,000 restricted common shares, each valued at $84,400 which will vest in equal amounts over a four year period on the last day of each quarter, commencing December 31, 2017. None of these shares have been issued.

In November 2016, the Company granted a total of 5,000,000 shares to certain officers and directors of the Company with a total value of $787,950 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares have a quarterly vesting period of five years with the first vesting period occurring on December 31, 2016. The approximate value vested for the three and nine months ended September 30, 2017 was $39,397 and $118,191 respectively. As of September 30, 2017, none of the shares have been issued.

In November 2016, the Company granted 210,000 shares to a consultant. The shares were valued at $33,094 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 210,000 shares have a quarterly vesting period of three years with the first vesting period occurring on December 31, 2016. The approximate value vested for the three and nine months ended September 30, 2017 was $2,758 and $8,274, respectively. The approximate value vested for 2016 is $2,758. As of September 30, 2017, none of the shares have been issued.

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

In August 2014, the Company granted 150,000 shares of common stock to a consultant with a total value of $25,500 or $0.17 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted have a vesting period of three years and is fully vested as of September 30, 2017. The approximate value vested for the three and nine months ended September 30, 2017 and 2016 was $2,100, and $6,300, respectively. As of September 30, 2017, 100,000 shares granted have been issued.

In September 2014, the Company granted 150,000 shares of common stock along with 150,000 Class A warrants and 150,000 Class B warrants to an advisory board member. The shares were valued at $19,250 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity. The warrants were valued at $42,761, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.15 per share; exercise price of $0.25 for the Class A warrants and $0.50 for the Class B warrants; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 300,000 warrants granted vest over a 3 year period, at 50,000 shares and 100,000 warrants per year of which thirty-six months had vested as of September 30, 2017. The approximate value vested for the three months ended September 30, 2017 and 2016 $5,100 respectively and for the nine months ended September 30, 2017 and 2016 was $14,200 and $15,300, respectively. As of September 30, 2017, all of the 150,000 shares were issued and the 300,000 warrants granted have expired.

In September 2014, the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted had a vesting period of nine months and were fully vested as March 31, 2015. During the three months ended March 31, 2016 the company had issued the 200,000 shares and warrant for 200,000 shares of common stock. As of September 30, 2017, warrants relating to 200,000 shares have been exercised for total proceeds of $50,000.

In October 2014, the Company granted 150,000 shares of common stock to an advisory board member with a total value of $32,400 or $0.21 per share (including a 10% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted will vest over a 3 year period, at 50,000 shares per year and is fully vested as of September 30, 2017. The approximate value vested for the three months and nine months ended September 30, 2017 and 2016 was $2,700 and $8,100, respectively. As of September 30, 2017, all 150,000 of the shares have been issued.

In November 2014, the Company issued a warrant for 100,000 shares of common stock as part of an issuance of note payable totaling $100,000. The warrant has an exercise price of $0.50 per share and life of three years.

In October 2013, the Company granted 300,000 shares of common stock to an employee of the Company with a total value of $38,250 or $0.15 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 300,000 shares granted have a vesting period of three years and was fully vested as of October 2016. The approximate value vested for the three and nine months ended September 30, 2017 and 2016 was $0.00 and $3,200, respectively. As of March 31, 2017, all 300,000 shares granted have been issued.

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

7.     SUBSEQUENT EVENTS

There were no reportable subsequent events after September 30, 2017 through the date of this filing.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of our business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contains or may contain Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our proposed operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from our expectations are disclosed in this report, including those factors discussed in “Item 1A. Risk Factors.” All prior and subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward Looking Statement made by or on behalf of us.

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

Results of Operations

Three Months ended September 30, 2017 and 2016

Revenues for the three months ended September 30, 2017 were $4,001,991, an increase of $1,189,455 compared to the same period in the prior year, when revenues were $2,812,536. The increase in revenue is primarily due to an increase in the number of new corporate incentive prepaid card products and growth within our existing corporate incentive prepaid card products. However, our revenue during this period was slightly impacted by diminished card usage in areas affected by hurricanes in Texas and Florida. As of September 30, 2017, we managed 175 card programs with over 1,390,000 participating cardholders.

The Company expects revenues to continue to trend upwards for the foreseeable future as we expect to onboard over 35 additional corporate incentive card programs in the fourth quarter of 2017.

Cost of revenues for the three months ended September 30, 2017 were $2,145,621, an increase of $623,163 compared to the same period in the prior year, when cost of revenues was $1,522,458. Cost of revenues constituted approximately 54% and 54% of total revenues in the same quarter 2017 and 2016, respectively. Although cost of revenues remained relatively constant when compared to the same period in the previous year, cost of revenue in the period ended September 30, 2017 was impacted by costs associated with program set up and launch. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the three months ended September 30, 2017 was $1,856,370, an increase of $566,292 compared to the same period in the prior year, when gross profit was $1,290,078. Our overall gross profit percentage approximated 46% and 46% during the second quarters of 2017 and 2016 which is consistent with our overall expectations.

Depreciation and amortization for the three months ended September 30, 2017 were $276,533, an increase of $127,191 compared to the same period prior year of $149,342. Overall increase in depreciation and amortization was primarily a result of an increase in depreciation related to an increase in capital expenditures and amortization expense related to additional capitalized platform costs.

Selling, general and administrative expenses for the three months ended September 30, 2017 were $1,104,280, an increase of $443,724 compared to the same period in the prior year, when selling, general and administrative expenses were $660,556. The increase in selling, general and administrative expenses was due to increases in staff as we experienced an accelerated rate of new card product launches in the second half of 2017.

In the three months ended September 30, 2017, we recorded operating income of $475,557, as compared to $480,180 in the same period in the prior year, representing a decrease in operating income of $(4,623).

Other income (expense) for the three months ended September 30, 2016 was $14,398 an increase in net other income (expense) of $29,895 compared to the same period in the prior year when other income (expense) was $(15,497) which is within our overall expectations.

Net income before noncontrolling interest for the three months ended September 30, 2017 was $489,955, an increase of $25,272 compared to the same period in the prior year of $464,683. The increase in our net income before noncontrolling interest is attributable to the aforementioned factors.

Net loss attributable to noncontrolling interest for the three months ended September 30, 2017 was $13,213, a decrease of $2,533 compared to the same period in the prior year of $15,746 The decrease in net loss attributable to noncontrolling interest is primarily due to a decrease in expenses related to our European operations.

Net income attributable to 3Pea International, Inc. for the three months ended September 30, 2017 was $500,168, an increase of $19,739 compared to the same period in the prior year, when we recorded net income of $480,429. The increase in our net income is attributable to the aforementioned factors.

Nine Months ended September 30, 2017 and 2016

Revenues for the nine months ended September 30, 2017 were $10,621,055, an increase of $3,251,515 compared to the same period in the prior year, when revenues were $7,369,540. The increase in revenue is primarily due to an increase in the number of new corporate incentive prepaid card products and growth within our existing corporate incentive prepaid card products.

Cost of revenues for the nine months ended September 30, 2017 were $5,834,709, an increase of $1,772,647 compared to the same period in the prior year, when cost of revenues was $4,062,062. Cost of revenues constituted approximately 55% and 55% of total revenues in 2017 and 2016, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the nine months ended September 30, 2017 was $4,786,346, an increase of $1,478,868 compared to the same period in the prior year, when gross profit was $3,307,478. Our overall gross profit percentage approximated 45% and 45% during the first nine months of 2017 and 2016 which is consistent with our overall expectations.

Depreciation and amortization for the nine months ended September 30, 2017 were $725,401, an increase of $319,073 compared to the same period prior year of $406,328. Overall increase in depreciation and amortization was primarily a result of an increase in amortization expense related to additional capitalized platform costs.

Selling, general and administrative expenses for the nine months ended September 30, 2017 were $2,847,955, an increase of $793,604 compared to the same period in the prior year, when selling, general and administrative expenses were $2,054,351. The increase in selling, general and administrative expenses was due to increases in staff in anticipation of an accelerated rate of new card product launches in the second half of 2017.

In the nine months ended September 30, 2017, we recorded operating income of $1,212,990, as compared to $846,799 in the same period in the prior year, an increase in operating income of $366,191.

Other income (expense) for the nine months ended September 30, 2017 was $8,772, an increase in net other income (expense) of $56,620 compared to the same period in the prior year when other income (expense) was $(47,848) which is within our overall expectations.

Net income before noncontrolling interest for the nine months ended September 30, 2017 was $1,212,762, an increase of $413,811 compared to the same period in the prior year of $798,951. The increase in our net income before noncontrolling interest is attributable to the aforementioned factors.

Net loss attributable to noncontrolling interest for the nine months ended September 30, 2017 was $41,242, a decrease of $(57,855) compared to the same period in the prior year of $99,097. The decrease in net loss attributable to noncontrolling interest is primarily due to a decrease in expenses related to our European subsidiary.

Net income attributable to 3Pea International, Inc. for the nine months ended September 30, 2017 was $1,254,004, an increase of $355,956 compared to the same period in the prior year, when we recorded net income of $898,048. The increase in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
Net cash provided by operating activities	$4,133,672	$2,370,551
Net cash (used) in investing activities	(1,250,795)	(603,559)
Net cash (used) in financing activities	(102,060)	(97,255)
Net increase in cash, restricted cash and cash equivalents	$2,780,817	$1,669,737

Comparison of nine months ended September 30, 2017 and 2016

During the nine months ended September 30, 2017 and 2016, we financed our operations primarily through revenues generated from operations.

Operating activities provided $4,133,672 of cash and restricted cash in the nine months ended September 30, 2017, as compared to $2,370,551 of cash and restricted cash in the same period in the prior year. Restricted cash increased by $2,496,024 as a result of an increase in customer card funding. Major non-cash items that affected our cash flow from operations in the nine months ended September 30, 2017 were non-cash charges of $725,401 for depreciation and amortization and stock based compensation of $238,040. Our operating assets and liabilities provided 1,957,469 of cash, most of which resulted from an increase in customer card funding of $2,496,024 a decrease in prepaid expenses of $(251,261) and a decrease in our legal settlement payable of $(254,900). Major non-cash items that affected our cash flow from operations in the nine months ended September 30, 2016 were non-cash charges of $406,328 for depreciation and amortization and stock based compensation of $40,091. Our operating assets and liabilities provided $1,125,181 of cash, most of which resulted from an increase in customer card funding of $1,726,127, offset by a decrease in our legal settlement payable of $(746,954).

Investing activities used $(1,250,795) of cash in the nine months ended September 30, 2017, as compared to $(603,559) of cash used in the same period in 2016, in both periods, cash used in investing activities related to capital expenditures and the continuous enhancement of the processing platform used in our business.

Financing activities used $(102,060) of cash in the nine months ended September 30, 2017 as compared to $(97,255) of cash used in the nine months ended September 30, 2016. In 2017, cash used in financing activities consisted of payments on notes payables totaling $152,060 offset by $50,000 received from the exercise of a warrant. In 2016, cash used in financing activities consisted of payments on notes payables totaling $126,308 offset by $29,053 received from a note payable.

Sources of Financing

We believe that our available unrestricted cash on hand at September 30, 2017 of $1,916,736 and revenues anticipated for the remainder of 2017and 2018 will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2017, the Company issued 50,000 shares of common stock for current services rendered and 200,000 shares of restricted common stock to an employee. The shares were granted pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

3PEA INTERNATIONAL, INC.

Date: November 13, 2017	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: November 13, 2017	/s/ Brian Polan
By: Brian Polan, Chief Financial Officer (principal financial and accounting officer)

