Form 10-K
period 2017-12-31
3PEA INTERNATIONAL, INC.
filed 2018-03-26
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,432,521 based upon a market price of $0.45 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 43,670,765 as of March 10, 2018.

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

Business of Issuer

3PEA International, Inc. is a vertically integrated provider of innovative prepaid card programs and processing services for corporate, consumer and government applications. Our corporate incentive payment solutions are utilized by our corporate customers as a means to increase customer loyalty, reduce administration costs and streamline operations. Public sector organizations can utilize the solutions to disburse public benefits or for internal payments. We market our prepaid debit card solutions under our PaySign® brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications. We design and process prepaid programs that run on our Paysign platform through which our customers can define the services they wish to offer cardholders. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

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

We have developed prepaid card programs for corporate and incentive rewards including, but not limited to healthcare reimbursement payments, pharmaceutical co-pay assistance, corporate expense and per diem payments, donor compensation. We are expanding our product offering to include additional corporate incentive products, payroll cards, general purpose re-loadable cards, and travel cards. Our cards are offered to end users through our relationships with bank issuers.

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

In 2013, we began business development activities related to opportunities in the European Union. We have identified opportunities within the prepaid debit card market in the EU and we plan on continuing to pursue such opportunities.

To date, we have issued millions of prepaid debit cards under programs implemented for several Fortune 500 companies and multinationals, including many top pharmaceutical manufacturers, universities and social media companies.

Depending on the program selected by the client, we generate the following types of revenues: setup charges; customized software development fees; data processing and report generation fees; transaction fees from each transaction by a cardholder; interchange fees; card fulfillment fees; fees related to customer service and administrative fees.

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

According to The Federal Reserve Payments Study 2016 (2016 study), prepaid card payments reached 9.9 billion transactions with a value of $270 billion in 2015.

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

Our Products and Services

We are a vertically integrated payment processor and debit card program manager offering innovative payment solutions to corporations, government agencies, universities and other organizations. Our payment solutions are utilized by our customers as a means to increase customer loyalty, increase brand recognition, reward customers, agents and employees, while reducing administration costs and streamlining operations. We market our prepaid debit card solutions under our PaySign® brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. These revenues can include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees derived from card usage; inactivity fees; card replacement fees and program administration fees. We provide an in-house customer service center which includes live bi-lingual phone operators staffed 24/7 for incoming calls. We also run in-house Interactive Voice Response and two way SMS messaging platforms. Our cards are offered to end users through our relationships with bank issuers.

In our early years of operations, we focused mainly on providing co-pay assistance prepaid cards to the pharmaceutical industry. In 2011, we began marketing a corporate incentive prepaid card based payment solution. In the last few years, having built the necessary infrastructure and adding essential staff, we have increased our focus and sales efforts on corporate incentive and corporate expense card programs. As of December 31, 2017, we had over 1,560,000 cardholders participating in 205 card programs an increase of 85 card programs from December 31, 2016.

The PaySign Brand

In order to leverage the capabilities of the PaySign platform and successfully expand our product offerings, we established the PaySign brand of prepaid cards and prepaid solutions. The PaySign brand encompasses the entirety of our current and future prepaid product offerings, including but not limited to, corporate incentives, healthcare related payment solutions for clinical trials, donations and co-pay assistance, payroll, settlement payments, corporate expense cards and solutions designed for the public sector as well as general spend reloadable prepaid cards. PaySign is a registered trademark of 3PEA Technologies, Inc. in the United States and other countries.

Corporate Incentives

Our PaySign corporate incentive cards offer businesses a practical and contemporary way to reward and motivate existing and potential customers, employees, donors and participants of clinical trials, sales professionals, agents and distributors. We develop incentive card programs that our customers use for a wide variety of applications, including but not limited to: consumer rebates for large purchases or frequent buyers; trade incentives for third party distributors, new product launches and commission based sales incentives; consumer promotions such as automobile test drives; purchase incentives; loyalty rewards; compensation for time and effort of donating, referral programs, event giveaways and purchase incentives. The PaySign solution can be integrated into existing payment management systems or as act as a stand-alone solution. The PaySign Card is accepted anywhere Visa is accepted.

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

Customer Service Center

In order to provide a full range of services to our customers, we offer a fully staffed, in-house Customer Service Center which is operational 24 hours a day, 7 days per week consisting of live bi-lingual phone operators for incoming calls. The PaySign Platform provides Interactive Voice Response (“IVR”), SMS alerts and two way SMS messaging, allowing cardholders to set alerts and check their balances and history without the assistance of a live customer service operator. We believe our in-house customer service center provides the highest quality customer service experience for our clients as training is performed on-site by 3PEA staff, and the center performs customer service solely for our products and services.

Other Markets

We have identified a variety of other markets that our cards can be used as a reloadable prepaid debit card for use by consumers without a traditional bank account.

The PaySign Communications Suite

To help maximize the cardholder experience, cardholders can access their card balances and transaction history, as well as other information as dictated by the program, such as ATM locator, loyalty point counter, geo-specific messaging through a number of touchpoints such as the PaySign kiosk, the PaySign Mobile App, two way SMS, text alerts and the PaySign cardholder web portal.

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

Markets and Major Customers

We have no major customers and we are not reliant on any program. We manage multiple programs at any given time. As of December 31, 2017, we managed 205 card programs with over 1,560,000 participating cardholders.

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

Card Associations

In order to provide our products and services, we, as well as the banks that issue our cards, must be registered with Visa and/or MasterCard, as well as any other networks that we desire to use, such as Discover, Pulse, NYCE and Star, and, as a result, are subject to card association rules that could subject us to a variety of fines or penalties that may be levied by the card association or network for certain acts or omissions. The banks that issue our cards are specifically registered as "members" of the Visa and/or MasterCard card associations. Visa and MasterCard set the standards with which we and the card issuing banks must comply.

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

Employees and Independent Contractors

As of March 1, 2018, we had fifty one employees and independent contractors.

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

Risks Related to Our Business

Our growth rates may decline in the future. In fiscal 2017, we experienced growth in our corporate incentives solution business. There can be no assurance that we will be able to continue our current growth rate in future periods. In the near term, our continued growth depends in significant part on our ability, among other things, to enter new markets and to continue to attract new clients, and to retain our current clientele. Our continued growth also depends on our ability to develop and market other prepaid debit card products that can utilize the Paysign platform.

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

We may also be subject to costly litigation in the event our products and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of our management and employees. Any claim from third parties may result in limitations on our ability to use the intellectual property subject to these claims. As of December 31, 2016, we had not received any notice or claim of infringement from any party.

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

Our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 46% of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have outstanding 43,670,765 shares of our common stock, assuming no exercise of outstanding options or warrants. None of the shares are subject to any lock-up agreements, and all are eligible for sale, subject in some cases to volume and other restrictions imposed by Rule 144. Sales of substantial amounts of our common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

ITEM 2. PROPERTIES.

We lease approximately 10,000 square feet of office space at 1700 W. Horizon Ridge Parkway, Henderson, Nevada 89012, under a lease of approximately $18,000 per month.

We lease space for our data centers in Las Vegas, Nevada under co-location month to month agreements that have typical terms of 36 months. The agreements provide for lease payments of approximately $4,800 per month.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2017 and 2016, our common stock was traded on the OTCQB operated by OTC Markets Group, LLC under the symbol “TPNL”. The company is fully reporting and dual listed on the OTCQB and on the OTC Bulletin Board. The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2017 and 2016.

	2017		2016
	High	Low	High	Low
First Quarter	0.46	0.30	0.27	0.16
Second Quarter	0.48	0.39	0.25	0.15
Third Quarter	0.58	0.42	0.21	0.15
Fourth Quarter	0.74	0.43	0.40	0.17

There were approximately 720 shareholders of record of the common stock as of December 31, 2017. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2017 or 2016. Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so. There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ending December 31, 2017, we issued 10,500 shares of common stock to an employee. The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter ending December 31, 2017, we did not purchase any shares of our common stock.

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

We have developed prepaid card programs for corporate and incentive rewards including, but not limited to healthcare reimbursement payments, pharmaceutical co-pay assistance, corporate expense and per diem payments, donor compensation. We are expanding our product offering to include additional corporate incentive products, payroll cards, general purpose re-loadable cards, and travel cards. Our cards are offered to end users through our relationships with bank issuers.

We are a vertically integrated payment processor and debit card program manager offering innovative payment solutions to corporations, government agencies, universities and other organizations. Our payment solutions are utilized by our customers as a means to increase customer loyalty, reduce administration costs and streamline operations. We market our prepaid debit card solutions under our PaySign brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. These revenues can include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees and interchange derived from card usage; inactivity fees; card replacement fees and program administration fees. We provide an in-house customer service center which includes live bi-lingual phone operators staffed 24/7, for incoming calls. We also provide in house Interactive Voice Response and two way SMS messaging platforms.

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

We have developed prepaid card products for healthcare reimbursement payments, pharmaceutical assistance, donor compensation, corporate and incentive rewards and expense reimbursement cards. We plan to expand our product offering to include payroll cards, general purpose re-loadable cards and travel cards. Our cards are offered to end users through our relationships with bank issuers.

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

Currently, we are focusing our marketing efforts on corporate incentive and expense prepaid card products, in various market verticals including but not limited to general corporate expense, healthcare related markets including co-pay assistance, clinical trials and donor compensation, loyalty rewards and incentive cards.

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

In 2018, we plan to invest additional funds in technology improvements, sales and marketing, customer service, and regulatory compliance. We are considering raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds, but our expansion will not be as rapid.

Results of Operations

In 2017 we increased our focus on sales and new product development while continuing to invest in our core infrastructure, platform development and the addition of essential personnel in order to allow us to successfully scale our business. As a result, we experienced record annual revenue and continued profitability in 2017.

Fiscal Years Ended December 31, 2017 and 2016

Revenues for the year ended December 31, 2017 were $15,234,091, an increase of $4,817,419 compared to the year ended December 31, 2016, when revenues were $10,416,672. The increase in revenue approximating 46% was primarily due to an increase in the number of new corporate incentive prepaid card products and growth within our existing corporate incentive prepaid card products. We believe we will continue to experience a similar revenue growth rate in 2018 as compared to 2017, as a result of growth in our existing and the expected addition of new card products in various market verticals.

Cost of revenues for the year ended December 31, 2017 were $ 8,534,272, an increase of $2,655,034 compared to the year ended December 31, 2016, when cost of revenues were $5,879,238. Cost of revenues constituted approximately 56% and 56% of total revenues in 2017 and 2016, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service and program management expenses, application integration setup, and sales and commission expense.

Gross profit for the year ended December 31, 2017 was $6,699,819, an increase of $2,162,385 compared to the year ended December 31, 2016, when gross profit was $4,537,434. Our overall gross profit percentage approximated 44% and 44% during the fiscal years 2017 and 2016 which is consistent with our overall expectations. We believe our profit margins will improve in 2018.

Selling, general and administrative expenses for the year ended December 31, 2017 were, $4,055,836 an increase of $1,449,331 compared to the year ended December 31, 2016, when selling, general and administrative expenses were $2,606,505. The increase in selling, general and administrative expenses was primarily due to the continued ramp up of our investment in infrastructure and staff as we continued to devote more resources to our internal sales and marketing. In 2018, we believe we will experience growth rates comparable to or better than those experienced in 2017 as a result of growth in our existing programs and the expected addition of new card products in various market verticals.

Depreciation and amortization for the year ended December 31, 2017 were $876,191, an increase of $303,871 compared to the year ended December 31, 2016 when depreciation and amortization were $572,320. The increase in depreciation and amortization was primarily due to continued capitalization on enhancements to our platform which we expect to continue with further enhancements in the future.

In the fiscal year ended December 31, 2017, we recorded operating income of $1,767,792 as compared to operating income of $1,358,609 in the fiscal year ended December 31, 2015, an increase of $409,183.

Other income (expense) for the year ended December 31, 2017 was $23,918, as compared to other income (expense) of $(60,958) in year ended December 31, 2016, which represents an increase in net other income (expense) of $84,876.

Our net income for the year ended December 31, 2017 was $1,791,141 as compared to net income of $1,400,799 in the year ended December 31, 2016, which represents an increase in net income of $390,342. The overall change in net income is attributable to the aforementioned factors.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
Net cash and restricted cash provided by operating activities	$7,151,714	$4,205,283
Net cash (used in) investing activities	(1,519,345)	(887,009)
Net cash (used in) financing activities	(102,060)	(137,265)
Net increase in cash, restricted cash and cash equivalents	$5,530,309	$3,181,009

Comparison of Fiscal 2017 and 2016

In fiscal 2017 and 2016, we financed our operations through internally generated funds.

Operating activities provided $7,151,714 of cash in 2017, as compared to $4,205,280 of cash provided in fiscal 2016. Of the 2017 amount, $4,413,939 was provided by change in customer card funding, which affected our restricted cash for the same amount. Excluding the change in restricted cash, net cash provided by operating activities was $2,737,775. In 2016, $2,938,560 of cash was provided by change in customer card funding, which affected our restricted cash for the same amount. Excluding the change in restricted cash, cash provided by operating activities in 2016 was $1,266,720. Major non-cash items that affected our cash flow from operations in 2017 were non-cash stock based expenses of $308,696 and depreciation and amortization of $876,191. Our operating assets and liabilities, excluding changes in customer card funding, used $232,861 of cash, which resulted primarily from a decrease in legal settlement payable of $254,900.

Investing activities (used) $(1,519,345) of cash in 2017, as compared to $(887,009) of cash in 2016, all of which related in both years to platform expansion and the purchase of equipment used in our business.

Financing activities (used) $(102,060) of cash in 2017 as compared to $(137,265) of cash (used) in 2016. Our cash used in financing activities in 2017 consisted of payments of notes payable totaling $152,060 as well as cash received from stock warrant exercised with proceeds received totaling $50,000. Financing activities (used in) 2016 related to net repayment of borrowings.

Liquidity and Sources of Financing

We believe that our available cash on hand, excluding restricted cash, at December 31, 2017 of $2,729,062, along with anticipated revenues and operating profits anticipated for 2018, will be sufficient to sustain our operations for the next twelve months.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2017 and 2016, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Mark Newcomer, our chief executive officer, and Brian Polan, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2017 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm because it is neither an accelerated filer or a large accelerated filer.

ITEM 9A(T). controls and procedures.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Listed below are the current directors and executive officers of the Company.

Name	Age	Present Positions with Company
Mark R. Newcomer	52	President & CEO, Chairman, Director
Brian Polan	58	CFO
Daniel H. Spence	54	CIO, Director
Joan M. Herman	61	COO
Anthony E. DePrima, Esq.	78	General Counsel, Secretary, Director

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Mark R. Newcomer, Chairman, Chief Executive Officer, President, Director. Mr. Newcomer serves as our President and Chief Executive Officer and has served in this capacity and as a director since March 2006. From February of 2001 to present, Mr. Newcomer continues to serve as chairman and CEO of 3PEA Technologies, Inc., a payment solutions company he co-founded in 2001 with Mr. Spence. Mr. Newcomer continues to be a driving force in guiding the company's growth through technology investments, acquisitions, new product lines, and strategic partnerships. Mr. Newcomer attended Cal-Poly San Luis Obispo where he majored in Bio-Science. We believe Mr. Newcomer should serve as our chairman based on the perspective and experience he brings to our board of directors as our founder and Chief Executive Officer, which adds historical knowledge, operational expertise and continuity to our board of directors.

Daniel H. Spence, Chief Information Officer, Director. Mr. Spence serves as our Chief Information Officer and has served as a director since March 2006. Mr. Spence is responsible for the design and architecture of the PaySign® payments platform. Prior to founding 3PEA Technologies, Inc. with co-founder Mr. Newcomer, Mr. Spence designed and developed secure middleware for Internet financial processing systems in various contract positions. From 1995-1997, Mr. Spence was Systems Manager at The Associated Press. From 1997-1999, Mr. Spence was Director of Technology Planning at The Associated Press, the world’s largest news gathering organization with over 4000 employees in 227 countries. From 1984-1994, Mr. Spence was with Coca-Cola in Australia implementing financial and line of business systems for Coca-Cola operations worldwide. In 2007-2008, he was Project Manager for the implementation of Medicare Easyclaim for ANZ Bank in Australia. Easyclaim allows patients and medical practitioners to lodge Medicare claims using the existing EFTPOS infrastructure. In 2010-2011 he was Business Analyst on the EFT and Banking Stream that was responsible for the upgrade of POS Terminals to EMV capability for Australia Post. Previously for 3PEA, he designed and developed EFTPOS terminals and secure key injection systems, and the software tools (API/SDK) for the EFTPOS terminal integration by third party developers. He has certified several financial interchanges in the ISO8583 and AS2805 standards to various EFT networks in the United States and Australia. He has over 25 years’ experience deploying large-scale technology solutions for major international corporations. We believe that Mr. Spence should serve as a director based on his experience in internet financial processing systems and as a founder of our company.

Anthony E. DePrima, JD., General Counsel, Secretary, Director. Mr. DePrima serves as our Secretary and has served as a director since October 2009. Mr. DePrima is a highly experienced attorney licensed in Arizona with broad corporate management experience. He has been an active member of the State Bar of Arizona since April 1967 to the present, and a former member of the American Bar Association. During this time, he served as a Member of the U.S. Department of Commerce District Export Council for District of Arizona, and Chairman of the International Section of the Arizona Bar, Chairman of the Legal Advisory Committee of the Arizona Mexico Commission, and Director of the Arizona Mexico Commission. His law practice has included Corporate, Commercial, Business, International Trade and US Customs Law, as well as general trial practice with numerous court and jury trials. Mr. DePrima is currently a member of DePrima Law, PC. Mr. DePrima served as Advisory Director and General Counsel of Coal Brick Oven Pizzeria, Inc., a Nevada corporation (Grimaldi’s Pizzeria chain of restaurants) from 2002 to 2017. For over 20 years he has been Director and Secretary of Media Concepts, Inc., an Arizona corporation which publishes Native Peoples Magazine. From 1983 to 1998 he held various management positions in Computer Easy International, Inc. and American Architectural Products Corporation, a NASDAQ traded company, including Chief Executive Officer, President, Secretary, Executive Vice President, Chief Financial Officer, Vice President General Counsel, and Chairman of Board of Directors. Mr. DePrima has a BS in General Business from Arizona State University School of Business, and Juris Doctorate from the University of Arizona. We believe that Mr. DePrima should serve as a director based on his extensive experience as an attorney and as an officer and director of other public companies.

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

Joan M. Herman, Chief Operating Officer. Ms. Herman serves as our Chief Operating Officer since September 2017. Ms. Herman‘s experience in payments spans more than 30 years, holding various management positions in operations, product development, and sales and marketing on both the issuing and acquiring sides of the card business. Ms. Herman’s previous employers and directorships include Sunrise Bank from June 2012 to August 2017, UMB Bank from 2010 to 2012 and Heartland Bank from 2006 to 2010, and served as a Director at Heartland Payment Systems from 1997 to 2006. Ms. Herman is a member of the Board of Directors of the National Branded Prepaid Card Association (NBPCA) and serves as its Treasurer. Ms. Herman earned her B.A. and M.A. in business and marketing from Webster University, St. Louis, Missouri.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f).

Board of Directors

Our board currently consists of three directors. During 2017, our board of directors had five (5) meetings. All directors attended every meeting held during the time in which they served as directors. There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Board Committees

We do not currently have independent directors nor an audit, nominating or compensation committee. We have not had such committees to date because we were not seeking to add independent directors to the board. We are in the process of identifying and appointing independent directors and will be establishing an audit, nominating and compensation committee. We will also establish charters for such committees.

We do not have any director who would qualify as an audit committee financial expert on our board.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which are filed as Exhibits 14.1, 14.2 and 14.3 to this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2017, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except as follows: Joan Herman filed her initial report of ownership on Form 3 on October 16, 2017, which was more than 10 days after her commencement of employment as our chief operating officer.

ITEM 11. EXECUTIVE COMPENSATION.

Summary compensation table

The following table sets forth the compensation earned by our named executive officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last two fiscal years. In accordance with Item 402(m)(4), we have omitted certain columns from the table required by Item 402(n).

Name and Principal Position	Year	Salary $	Bonus $(1)	Other $ (2)	Stock Grant $ (3)(4)	Total $

Mark R. Newcomer, President & CEO	2017	$424,188	$60,000	$4,500	$63,036	$551,724
	2016	$300,000	$–	$–	$15,759	$315,759

Brian Polan, CFO	2017	$152,883	$–	$5,000	$15,759	$173,642
	2016	$89,539	$–	$–	$3,940	$93,479

Daniel H. Spence, CIO	2017	$318,500	$–	$–	$63,036	$381,536
	2016	$178,500	$–	$–	$15,759	$194,259

Anthony E. DePrima, Esq.	2017	$–	$–	$176,500	$15,759	$192,259
General Counsel, Secretary	2016	$–	$–	$16,500	$3,940	$20,440

Joan M. Herman, COO	2017	$76,923	$–	$–	$21,100	$98,023

(1)	The bonus paid to Mr. Newcomer in 2017 was a discretionary bonus determined by the Board of Directors and was not based on the fulfillment of any formula, criteria, or fulfillment of any performance target, goal or condition.

(2)	Other is comprised of a 401(k) employer matching contributions for Mark R Newcomer and Brian Polan. For Anthony E. DePrima, Other is comprised of payments to Mr. DePrima’s law firm (DePrima Law, PC) in consideration for legal services rendered to us.

(3)	In November 2016, the Company granted Mark Newcomer, Daniel Spence, Anthony E. DePrima and Brian Polan a total of 2,000,000, 2,000,000,500,000 and 500,000 shares of restricted common stock, respectively, which had a total value of $315,180, $315,180, $78,000 and $78,800, respectively, based upon a value of $0.15759 per share. The value per share was based on the market value on the date of grant, less a 15% discount due to the shares being restricted and lacking market liquidity. The stock grants vest in equal amounts over a period of five years as of the end of each calendar quarter to the extent the officer is are still employed by us at the time. None of these shares have been issued.

(4)	In July 2017, the Company granted Joan M. Herman 200,000 shares of restricted common stock with a value of $84,400, which are fully vested and have been issued. At the same time, the Company granted but has not issued Ms. Herman four equal tranches of two hundred thousand restricted common shares each, which vest quarterly in equal amounts over a four year period on the last day of each quarter, commencing December 31, 2017, if Ms. Herman is still employed by us at that time.

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year. We did not reprice any options or stock appreciation rights during the last fiscal year. We did not waive or modify any specified performance target, goal or condition to payout with respect to any amount included in any incentive plan compensation included in the summary compensation table.

Employment Agreements

We do not have any employment agreements with our officers.

Potential Payments Upon Termination or Change in Control

We do not have any agreements with our named executive officers that contain provisions requiring that we make payments to the name executive officer at, following, or in connection with the resignation, retirement or other termination of the named executive officer, or a change in control of us, or a change in the named executive officer's responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Mark R. Newcomer (2)	–	–	–	–	–	–	–	1,500,000	$1,095,000
Daniel H. Spence (2)	–	–	–	–	–	–	–	1,500,000	$1,095,000
Brian Polan (3)	–	–	–	–	–	–	–	375,000	$273,751
Anthony E. DePrima, Esq.(3)	–	–	–	–	–	–	–	375,000	$273,751
Joan M. Herman (4)	–	–	–	–	–	–	–	750,000	$547,500

(1)	The value of the unearned awards is based upon the closing price of our common stock on December 29, 2017, which was $0.73 per share.

(2)	The restricted stock grant consisted of 2,000,000 shares issued on November 21, 2016, which vest on a quarterly basis over five years to the extent the executive is still employed by us at the end of each quarter.

(3)	The restricted stock grant consisted of 500,000 shares issued on November 21, 2016, which vest on a quarterly basis over five years to the extent the executive is still employed by us at the end of each quarter.

(4)	The restricted stock grant consisted of 800,000 shares issued on July 3, 2017, which vest on a quarterly basis over four years to the extent the executive is still employed by us at the end of each quarter.

We do not have any policy regarding compensation of our directors. However, we anticipate developing a board compensation policy that is consistent with that provided to board members of other companies within our industry, in order to attract qualified candidates to our board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 6, 2018, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Mark R. Newcomer (2) (3)	8,610,000	20.7%

Daniel H. Spence (2) (4)	8,110,000	19.5%

Anthony E. DePrima, Esq. (2) (5)	2,895,163	6.9%

Brian Polan (2) (6)	206,390	0.7%

Joan M. Herman (2) (7)	300,000	1.4%

All Officers and Directors as a Group(1)	20,121,553	48.2%

(1)	Based upon 43,670,765 shares of Common Stock issued and outstanding as of March 6, 2018. The outstanding shares do not include any of the 5,000,000 shares issued under a stock grant program dated November 11, 2016, of which 1,600,000 vest within sixty days of March 6, 2018.

(2)	The address for the shareholder is 1700 W Horizon Ridge Pkwy, Suite 102, Henderson, NV 89012.

(3)	Mr. Newcomer’s ownership consists of 8,010,000 shares owned outright and 600,000 shares that vest within 60 days of March 6, 2018 which Mr. Newcomer has a right to receive. Mr. Newcomer’s ownership does not include 1,400,000 additional shares granted to Mr. Newcomer that have not yet vested.

(4)	Mr. Spence’s ownership consists of 7,510,000 shares owned outright and 600,000 shares that vest within 60 days of March 6, 2018 which Mr. Spence has a right to receive. Mr. Spence’s ownership does not include 1,400,000 additional shares granted to Mr. Spence that have not yet vested.

(5)	Mr. DePrima’s ownership consists of 2,745,163 shares owned outright and 150,000 shares that vest within 60 days of March 6, 2018 which Mr. DePrima has a right to receive. Mr. DePrima’s ownership does not include 350,000 additional shares granted to Mr. DePrima that have not yet vested.

(6)

Mr. Polan’s ownership consists of 56,390 shares owned outright and 150,000 that vest within 60 days of March 6, 2018 which Mr. Polan has a right to receive. Mr. Polan’s ownership does not include 350,000 additional shares granted to Mr. Polan that have not yet vested.

(7)	Ms. Herman’s ownership includes 200,000 shares owed outright and 100,000 shares that vest within 60 days of March 6, 2018, which Ms. Herman has a right to receive. Ms. Herman’s ownership does not include 700,000 additional shares granted to Ms. Herman that have not yet vested.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 about our outstanding compensation plans under which shares of stock have been authorized:

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

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board, or the OTCBB, and OTCQB. Since neither the OTCBB nor the OTCQB has its own rules for director independence, we use the definition of independence established by the NASDAQ Stock Market. Under applicable NASDAQ Stock Market rules, a director would not be considered an “independent director” if the director at any time in the past three years (a) was employed by us, (b) received more than $120,000 in compensation from us, other than for board services, (c) had a family member who was employed as an executive officer of us, (d) was, or had a family member that was, a partner, controlling shareholder or executive officer of any organization that received payments for property or services that exceeded the greater of 5% of the recipient’s gross revenues or $200,000, (e) was, or had a family member that was, employed as an executive officer of another entity during the past three years where any of the executive officers of us serve on the compensation committee, or (f) was, or had a family member that was, a partner in our auditor at any time in the past three years. At this time, we do not have any independent directors.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors, other than as disclosed above. With respect to transactions involving real or apparent conflicts of interest, we have not adopted any formal policies or procedures. In the absence of any formal policies and procedures regarding conflicts, we intend to follow the provisions of Nevada corporate law regarding conflicts, which generally requires that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

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

Our independent public accountants for the fiscal years ended December 31, 2016 and 2017 were Sarna & Company and Squar Milner LLP, respectively. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants. The following table presents fees for professional audit services and other services rendered to the Company by such accountants for the fiscal years ended December 31, 2017 and 2016.

	Fiscal Year 2017	Fiscal Year 2016
Audit Fees	$50,000	$32,500
Audit-Related Fees	30,000	7,500
Tax Fees	–	–
All Other Fees	–	–

Total Fees	$80,000	$40,000

__________________

(1)	Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-related services. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.”
(3)	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.
(4)	Other services. Other services are those services not described in the other categories.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List the following documents filed as a part of the report:

(1)       All financial statements: Audited financial statements of 3PEA International, Inc. as of December 31, 2017 and 2016, and for the years ended December 31, 2017 and 2016, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ equity.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated June 30, 2010 (1)
3.2	By-Laws (1)
4.1	Form of common stock certificate (1) (2)
4.2	Form of Warrant (1)
10.1	Share Exchange Agreement between 3PEA International, Inc. and WOW Technologies, Inc. (1)
10.2	Plan of Reorganization of Wow Technologies, Inc. (1)
10.3	Card Sponsorship and Services Agreement dated July 16, 2007 by and between 3PEA International, Inc. and Monterey County Bank (3)(4)
14.1*	Officer Code of Ethics
14.2*	Director Code of Conduct
14.3*	Employee Code of Ethics
11	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends (5)
21*	Subsidiaries of Registrant
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form 10 filed on September 16, 2010.
(2)	Information pertaining to our common stock is contained in our Articles of Incorporation and Bylaws.
(3)	Incorporated by reference to our Registration Statement on Form 10/A filed on December 1, 2010.
(4)	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act.
(5)	Included within financial statements.

ITEM 16. Form 10-k summary

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

3PEA INTERNATIONAL, INC.

Dated: March 26, 2018	/s/ Mark Newcomer
Mark R. Newcomer, Chief Executive Officer

Dated: March 26, 2018	/s/ Brian Polan
By: Brian Polan, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: March 26, 2018	/s/ Mark Newcomer
Mark R. Newcomer, Chairman and Chief Executive Officer

Dated: March 26, 2018	/s/ Daniel Spence
Daniel H. Spence, Chief Information Officer, Director

Dated: March 26, 2018	/s/ Anthony DePrima
Anthony E. DePrima, Esq., General Counsel, Secretary, Director

EXHIBIT A

3PEA INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3PEA International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of 3PEA International, Inc. and its subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of income, stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company's auditor since 2017.

Los Angeles, California

March 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

3PEA International, Inc.

Henderson, Nevada

We have audited the accompanying consolidated balance sheet of 3PEA International, Inc. as of December 31, 2016, and the related consolidated statement of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of 3PEA International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3PEA International, Inc., as of December 31, 2016, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in The United States of America.

/s/ Sarna & Company

Sarna & Company,

Certified Public Accountants

Thousand Oaks, California

March 23, 2017

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$2,748,313	$1,631,943
Restricted Cash	14,416,444	10,002,505
Accounts Receivable	165,523	110,269
Prepaid Expenses and other current assets	572,789	270,634
Total current assets	17,903,069	12,015,351

Fixed assets, net	854,402	300,761

Intangible and other assets
Deposits	5,551	5,551
Intangible assets, net	1,639,557	1,550,044

Total assets	$20,402,579	$13,871,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,145,083	$765,596
Customer card funding	14,416,444	10,002,505
Legal settlement payable – current portion	–	254,900
Notes payable	–	124,168
Total current liabilities	15,561,527	11,147,169

Long-term liabilities
Notes Payable	–	27,892
Total long-term liabilities	–	27,892

Total liabilities	15,561,527	11,175,061

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 43,670,765 and 43,185,765 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	43,671	43,186
Additional paid-in capital	7,155,970	6,797,759
Treasury stock at cost, 303,450 and 303,450 shares, December 31, 2017 and December 31, 2016, respectively	(150,000)	(150,000)
Accumulated deficit	(2,008,472)	(3,799,613)
Total 3PEA International, Inc.'s stockholders' equity	5,041,169	2,891,332
Non-controlling interest	(200,117)	(194,686)
Total stockholders' equity	4,841,052	2,696,646

Total liabilities and stockholders' equity	$20,402,579	$13,871,707

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the year ended December 31, 2017	For the year ended December 31, 2016
Revenues	$15,234,091	$10,416,672

Cost of revenues	8,534,272	5,879,238

Gross profit	6,699,819	4,537,434

Operating expenses
Depreciation and amortization	876,191	572,320
Selling, general and administrative	4,055,836	2,606,505
Total operating expenses	4,932,027	3,178,825

Income from operations	1,767,792	1,358,609

Other income (expense)
Other income	55,541	16,149
Interest expense	(31,623)	(77,107)
Total other income (expense)	23,918	(60,958)

Income before noncontrolling interest	1,791,710	1,297,651
Provision for income taxes	6,000	–

Net income before noncontrolling interest	1,785,710	1,297,651
Net loss attributable to the noncontrolling interest	5,431	103,148

Net income attributable to 3PEA International, Inc.	$1,791,141	$1,400,799

Net income per common share - basic	$.04	$.03
Net income per common share – fully diluted	$.04	.03

Weighted average common shares outstanding - basic	43,397,477	42,875,519
Weighted average common shares outstanding - fully diluted	44,934,977	43,867,228

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Stockholders' Equity Attributable to 3PEA International, Inc.
	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity

Balance, December 31, 2015	42,510,765	$42,511	$6,579,508	$(150,000)	$(5,200,412)	$(91,538)	$1,180,069

Issuance of stock and warrants for accrued liabilities	312,500	313	95,277	–	–	–	95,590
Issuance of stock for accrued liabilities	362,500	362	51,388	–	–	–	51,750
Stock Based Compensation	–	–	71,586	–	–	–	71,586
Net income (loss)	–	–	–	–	1,400,799	(103,148)	1,297,651
Balance, December 31, 2016	43,185,765	43,186	6,797,759	(150,000)	(3,799,613)	(194,686)	2,696,646
Issuance of stock for services	75,000	75	12,807	–	–	–	12,882
Exercise of stock warrant	200,000	200	49,800	–	–	–	50,000
Issuance of stock for stock based compensation	210,000	210	91,590	–	–	–	91,800
Stock Based Compensation	–	–	204,014	–	–	–	204,014
Net income (loss)	–	–	–	–	1,791,141	(5,431)	1,758,710
Balance, December 31, 2017	43,670,765	$43,671	$7,155,970	$(150,000)	$(2,008,472)	$(200,117)	$4,841,052

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the year ended December 31, 2017	For the year ended December 31, 2016
Cash flows from operating activities:
Net income	$1,791,141	$1,400,799
Adjustments to reconcile net income to net cash provided by operating activities:
Change in noncontrolling interest	(5,431)	(103,148)
Stock based compensation	308,696	92,939
Depreciation and amortization	876,191	572,320
Changes in operating assets and liabilities:
Change in accounts receivable	(55,254)	(93,527)
Change in prepaid expenses	(302,155)	(16,409)
Change in other assets	–	(2,000)
Change in accounts payable and accrued liabilities	379,487	415,507
Change in customer card funding	4,413,939	2,938,560
Change in legal settlement payable	(254,900)	(999,758)
Net cash provided by operating activities	7,151,714	4,205,283

Cash flows from investing activities:
Purchase of fixed assets	(707,224)	(109,865)
Increase of intangible assets	(812,121)	(777,144)
Net cash used in investing activities	(1,519,345)	(887,009)

Cash flows from financing activities:
Proceeds from borrowing	–	44,753
Proceeds from exercise of warrants	50,000	–
Payments on notes payable	(152,060)	(182,018)
Net cash used in financing activities	(102,060)	(137,265)

Net change in cash and restricted cash	5,530,309	3,181,009
Cash and restricted cash, beginning of period	11,634,448	8,453,439

Cash and restricted cash, end of period	$17,164,757	$11,634,448

Supplemental cash flow information:
Issuance of common stock for satisfaction of stocks payable	$–	54,401
Non-cash financing activities
Transfer of accrued interest from accrued liabilities to notes payable	$–	$115,227
Interest paid	$46,663	$77,107
Income taxes paid	$16,200	$–

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

The PaySign brand offers prepaid card based solutions or “card products” for corporate incentive rewards and corporate expense, per diem and travel payments, healthcare reimbursement payments, pharmaceutical co-pay assistance, donor compensation and clinical trials. The Company plans to expand its product offering to include payroll cards, general purpose re-loadable cards, and others. Our cards are offered to end users through our relationships with bank issuers.

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

Cash restricted and Customer card funding – At December 31, 2017 and 2016, cash restricted are funds held specifically for our card products which we have recorded a corresponding customer card funding liability in the same amount.

Fixed assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Leasehold improvements are capitalized and depreciated over the useful life of the improvements. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Intangible assets – For intangible assets, we recognize an impairment loss if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

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

We have filed consolidated tax returns whereby past subsidiary losses are used to offset tax liabilities on current profits. This approach could be challenged by the Internal Revenue Service (“IRS”) and if not accepted, may affect net income and earnings per share. Management believes that the likelihood of the IRS not accepting such filings is minimal.

Revenue and expense recognition – We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized. Any fees paid up front are deferred until such time such services have been considered rendered. As of December 31, 2017 and 2016, there are no deferred revenues recorded.

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

Reclassification of prior year presentation - Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows. During the year ended December 31, 2017, the Company concluded that it was appropriate to reclassify its customer service center costs from general and administration expense to cost of sales for the year ended December 31, 2016. Additionally, the company concluded that it was appropriate to reclassify stock payable from liabilities to additional paid in capital for the year ended December 31, 2017. These changes in classification do not affect previously reported cash flows from operations in the Consolidated Statement of Cash Flows, and had no effect on the previously reported net income of the Consolidated Statement of Income for any period.

New accounting pronouncements – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), and has since been modified through additional technical corrections since its original issuance. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under current GAAP. The core principle of ASU 2014-09, is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard allows companies to apply either a full retrospective approach, which requires applying the standard to each prior year reporting period presented, or a modified retrospective approach with a cumulative effect adjustment recognized upon adoption. The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We will adopt the standard on January 1, 2018 using the modified retrospective approach.

We have completed our assessment of the impact under the new revenue standard on our consolidated financial statements. Based on our assessment, we have concluded that our financial statements will not be materially impacted upon adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income. The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-01 may result in a cumulative adjustment to retained earnings as of the beginning of the year of adoption. We will adopt ASU 2016-01 on January 1, 2018, the effect of which will not have a material impact on our consolidated financial statements as we do not currently hold any financial instruments in the scope of the updated standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for leases with a term greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU 2016-02 on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") that requires financial assets measured at amortized cost be presented at the net amount expected to be collected. Credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited by the amount that the fair value is less than amortized cost. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash ("ASU 2016-18"), to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied retrospectively to each period presented. We have elected to early adopt ASU 2016-18 which resulted in a change in presentation on our consolidated statement of cash flows, but not on our consolidated financial results.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other ("ASU 2017-04"): Simplifying the Test for Goodwill Impairment , which simplifies the existing two-step guidance for goodwill impairment testing by eliminating the second step resulting in a write-down to goodwill equal to the initial amount of impairment determined in step one. The ASU is to be applied prospectively for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We are currently evaluating the impact of the provisions of ASU 2017-04 on our consolidated financial statements, however, we do not anticipate it will have a material impact upon adoption.

2.     FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2017	December 31, 2016
Equipment	$1,387,589	$746,117
Software	123,913	117,163
Furniture and fixtures	126,174	107,141
Website Costs	25,467	–
Leasehold improvements	50,999	36,499
	1,714,142	1,006,920
Less: accumulated depreciation	859,740	706,159
Fixed assets, net	$854,402	$300,761

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2017	December 31, 2016
Patents and trademarks	$34,771	$34,771
Platform	2,808,886	2,008,307
Kiosk Development	64,802	64,802
Licenses	393,958	382,414
	3,302,417	2,490,294
Less: accumulated amortization	1,662,860	940,250
Intangible assets, net	$1,639,557	$1,550,044

Intangible assets are amortized over their useful lives ranging from periods of 3 to 5 years.

4.     NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2017	December 31, 2016
Note payable bearing interest at 8%, due on demand and unsecured.	$–	$102,613
Notes payable due to various equipment finance companies bearing interest from 12.89% to 15.14%.	–	49,447
	–	152,060
Less: non-current portion	–	27,892
	$–	$124,168

5.     COMMON STOCK

At December 31, 2017, the Company’s authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 43,670,765 shares of common stock, and no shares of preferred stock.

2017 Transactions: During the year ended December 31, 2017, the Company issued shares of common stock as follows:

•	210,000 shares of common stock issued to employees as signing bonuses with a fair value of $91,800.

•	75,000 shares of common stock issued to the Company’s Board of Advisors with a fair value of $12,882.

•	200,000 shares of common stock issued related to an exercise of a warrant with an exercise price of $0.25 granted in fiscal year 2015 totaling cash proceeds of $50,000.

At December 31, 2016, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 43,185,765 shares of common stock, and no shares of preferred stock.

2016 Transactions: During the year ended December 31, 2016, the Company issued shares of common stock as follows:

•	675,000 shares of common stock for current services rendered and prior services which had previously been recorded as stocks payable with a fair value of $147,340.

Warrants:

As of December 31, 2017, warrants outstanding consisted of the following:

Date of Issuance or Declaration	Number of Warrants	Exercise Price	Contractual Life	Number of Shares Exercisable
March 18, 2015	200,000	0.50	3.5 years	200,000
Total	200,000			200,000

Stock and Warrant Grants:

In December 2017, the Company granted an employee 10,000 shares of restricted common stock to an employee with a fair value of $7,400. These shares have been issued.

In July 2017 the Company granted 200,000 shares of restricted common stock to an employee of the Company with a total fair value of $84,400 or $0.422 per share. These shares have been issued. Concurrently, the Company also granted the employee four equal tranches of 200,000 restricted common shares, each valued at $84,400 which will vest in equal amounts over a four year period on the last day of each quarter, commencing December 31, 2017. None of these vested shares have been issued.

In November 2016 the Company granted a total of 5,000,000 shares to certain officers and directors of the Company with a total value of $787,950 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares have a quarterly vesting period of five years with the first vesting period occurring on December 31, 2016. The approximate value vested for 2017 is $157,590, and the value vested for 2016 is $39,397, As of December 31, 2017, none of the shares have been issued.

In November 2016 the Company granted 210,000 shares to a consultant. The shares were valued at $33,094 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 210,000 shares have a quarterly vesting period of three years with the first vesting period occurring on December 31, 2016. The approximate value vested for 2017 is $11,031 and the value vested for 2016 is $2,758. As of December 31, 2016, none of the shares have been issued.

In March 2015, the Company granted 200,000 shares of common stock along with warrants to purchase 200,000 shares of common stock a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.50; 3.5 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted have a vesting period of six months of which all shares and warrants had vested as of December 31, 2017. As of December 31, 2017, the 200,000 shares have been issued and the warrants for 200,000 shares were granted.

In August 2014, the Company granted 200,000 shares of common stock to a consultant of which 50,000, with a total value of $8,500 or $.017 per share, vested in August 2014, and the other 150,000 with a total value of $25,500 or $0.17 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted have a vesting period of three years of which all shares had vested as of December 31, 2017. The approximate value vested for the years ended December 31, 2016 and 2017 was $8,500 and $4,936. As of December 31, 2017, 100,000 shares have been issued.

In September 2014, the Company granted 150,000 shares of common stock along with 150,000 Class A warrants and 150,000 Class B warrants to an advisory board member. The shares were valued at $19,125 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity. The warrants were valued at $42,761, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.15 per share; exercise price of $0.25 for the Class A warrants and $0.50 for the Class B warrants; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 150,000 shares and 300,000 warrants granted vest over a 3 year period, at 50,000 shares and 100,000 warrants per year of which twenty eight months had vested as of December 31, 2016 and all shares and warrants were vested as of December 31, 2017. The approximate value vested for the years ended December 31, 2016 and 2017 was, $20,700 and $14,200. As of December 31, 2016, all of the 150,000 shares have been issued and all of the class A warrants and class B warrants have expired.

In September 2014, the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.25; 3 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted have a vesting period of six months. As of December 31, 2017, the 200,000 shares and 200,000 warrants had been issued and granted. The warrants have been exercised in 2017.

In October 2014, the Company granted 150,000 shares of common stock to an advisory board member with a total value of $32,400 or $0.21 per share (including a 10% discount of fair market value due to these shares being restricted and lacking market liquidity). The 150,000 shares granted will vest over a 3 year period, at 50,000 shares per year of which 27 months had vested as of December 31, 2016 and were fully vested as of December 31, 2017, respectively. The approximate value vested for the year ended December 31, 2016 and 2017 was $13,000 and $11,300. As of December 31, 2017, all 150,000 shares granted have been issued.

In November 2014, the Company issued a warrant for 100,000 shares of common stock as part of an issuance of note payable totaling $100,000. The warrant has an exercise price of $0.50 and life of three years. The warrants have expired.

In October 2013, the Company granted 300,000 shares of common stock to an employee of the Company with a total value of $38,250 or $0.13 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 300,000 shares granted have a vesting period of three years of which twenty-six months and was fully vested as of December 31, 2016. The approximate value vested for the year ended December 31, 2016 was $12,750 and all of the 300,000 shares granted have been issued.

6.     COMMITMENTS AND CONTINGENCIES

Office lease – The Company has an operating lease for an office space that expires April 30, 2019. The monthly lease payment totals $17,511 per month. Lease payments plus common area maintenance fees for the year ended December 31, 2017 and 2016 totaled $208,975 and $174,725 respectively.

Data Center Lease – The Company leases space on a monthly basis for its data centers in Nevada under a co-location agreement. The agreement provides for lease payments of $4,807 per month.

Pending of threatened litigation – We may become involved in litigation from time to time in the ordinary course of business. However, at December 31, 2017, to the best of our knowledge, no such litigation exists or is threatened.

7.      INCOME TAXES

The provision for income taxes on the statements of operations consists of $6,000 and $-0- for the years ended December 31, 2017 and 2016, respectively. Deferred tax assets are comprised of the following at December 31:

	2017	2016
Net operating loss carryforward	$5,670,000	$5,510,000
Temporary differences	540,000	303,000
Less valuation allowance	(6,210,000)	(5,813,000)
Deferred tax asset, net	$–	$–

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2017 and 2016, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2017 and 2016, net operating loss carryforwards were approximately $6,210,000 and $5,813,000, respectively, for federal tax purposes that expire at various dates from 2015 through 2032.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

For December 31, 2017 and 2016, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2017 and 2016) to income taxes as follows:

	2017	2016
Tax provision computed at 34%	$609,000	$65,000
Change in valuation allowance	302,000	460,000
Change in carryovers and tax attributes	(911,000)	(525,000)
Income tax provision	$–	$–

8.     LEGAL SETTLEMENT

On August 11, 2015, PSKW, LLC (“PSKW”) served the Company, with a complaint styled PSKW, LLC v. 3Pea International, Inc., filed in the United States District Court for the Northern District of California, Case No. 5:15-cv-03576-RMW, San Jose Division (the “Action”). In the Action, PSKW asserted claims against the Company for $5,800,000 for marketing fees allegedly due by the Company. The Company contended, among other things, that PSKW breached its agreement with the Company, for which the Company was damaged in an amount in excess of the amount which PSKW claimed was owed by the Company to PSKW. The parties each denied liability, and entered into a Settlement Agreement and Release on October 2, 2015 whereby the Company agreed to pay $2,500,000 to PSKW in full settlement of the Action. The settlement amount is payable by an initial payment of $1,000,000 no later than October 7, 2015, which was paid in October 2015, with the balance of $1,500,000 being payable in equal monthly installments over 18 months with interest at 3% per annum commencing on November 1, 2015. The Court dismissed the Action with prejudice, but retained jurisdiction to enforce the Settlement Agreement. 3Pea Technologies, Inc., a wholly-owned subsidiary of the Company, guaranteed the amount due under the Settlement Agreement. The Company expensed the entire $2,500,000 settlement during the year ended December 31, 2015 since the principal terms of the Settlement Agreement had been agreed to as of that date. During the year ended December 31, 2016, the Company has paid a total of $999,758 and accrued the remaining unpaid balance totaling $254,900 as a settlement payable as of December 31, 2016. During the year ended December 31, 2017, the Company paid the remaining balance owed totaling $254,900.

9.     SUBSEQUENT EVENTS

We do not have any significant reportable subsequent events impacting the accompanying consolidated financial statements up through the date of our report.

