Form 10-Q
period 2018-03-31
3PEA INTERNATIONAL, INC.
filed 2018-05-14
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 43,670,765 shares as of May 2, 2018.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31, 2018 (Unaudited)	December 31, 2017 (Audited)
ASSETS

Current assets
Cash	$2,170,391	$2,748,313
Cash Restricted	16,324,556	14,416,444
Accounts Receivable	164,700	165,523
Prepaid Expenses and other assets	986,970	572,789
Total current assets	19,646,617	17,903,069

Fixed assets, net	854,925	854,402

Intangible and other assets
Deposits	4,551	5,551
Intangible assets, net	1,745,529	1,639,557

Total assets	$22,251,622	$20,402,579

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$537,960	$1,145,083
Customer card funding	16,324,556	14,416,444
Total current liabilities	16,862,516	15,561,527

Total liabilities	16,862,516	15,561,527

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 43,670,765 and 43,670,765 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	43,671	43,671
Additional paid-in capital	7,293,371	7,155,970
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(1,595,924)	(2,008,472)
Total 3Pea International, Inc.'s stockholders' equity	5,591,118	5,041,169
Noncontrolling interest	(202,012)	(200,117)
Total stockholders' equity	5,389,106	4,841,052

Total liabilities and stockholders' equity	$22,251,622	$20,402,579

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	For the three months ended March 31,
	2018	2017
Revenues	$4,676,320	$3,200,895

Cost of revenues (excluding depreciation and amortization)	2,433,210	1,833,549

Gross profit	2,243,110	1,367,346

Operating expenses
Depreciation and amortization	246,038	215,267
Selling, general and administrative	1,579,019	814,277

Total operating expenses	1,825,057	1,029,544

Income from operations	418,053	337,802

Other income (expense)
Other income (expense)	(7,400)	20,096
Total other income (expense)	(7,400)	20,096

Income before provision for income taxes and noncontrolling interest	410,653	357,898

Provision for income taxes	–	3,000

Net income before noncontrolling interest	410,653	354,898

Net loss attributable to the noncontrolling interest	1,895	14,496

Net income attributable to 3Pea International, Inc.	$412,548	$369,394

Net income per common share - basic	0.01	0.01
Net income per common share - fully diluted	0.01	0.01

Weighted average common shares outstanding - basic	43,670,765	43,185,765
Weighted average common shares outstanding - fully diluted	45,654,876	44,159,996

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

	Stockholders' Equity Attributable to 3Pea International, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2017	43,670,765	$43,671	$7,155,970	$(150,000)	$(2,008,472)	$(200,117)	$4,841,052

Stock-based compensation	–	–	137,401	–	–	–	137,401

Net income (loss)	–	–	–	–	412,548	(1,895)	410,653
Balance, March 31, 2018	43,670,765	$43,671	$7,293,371	$(150,000)	$(1,595,924)	$(202,012)	$5,389,106

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income attributable to 3Pea International, Inc.	$412,548	$369,394
Adjustments to reconcile net income attributable to 3Pea International, Inc. to net cash provided by operating activities:
Change in noncontrolling interest	(1,895)	(14,496)
Depreciation and amortization	246,038	215,267
Stock based compensation	137,401	52,001
Changes in operating assets and liabilities:
Change in accounts receivable	823	3,655
Change in prepaid expenses and other current assets	(414,181)	(59,642)
Change in deposits	1,000	1,000
Change in accounts payable and accrued liabilities	(607,123)	(114,558)
Change in customer card funding	1,908,112	1,272,290
Change in legal settlement payable	–	(254,900)
Net cash provided by operating activities	1,682,723	1,470,011

Cash flows from investing activities:
Purchase of fixed assets	(53,210)	(50,408)
Intangible assets	(299,323)	(193,691)
Net cash used in investing activities	(352,533)	(244,099)

Cash flows from financing activities:
Payments on notes payable	–	(152,060)
Net cash used in financing activities	–	(152,060)

Net change in cash and restricted cash	1,330,190	1,073,852
Cash and restricted cash, beginning of period	17,164,757	11,634,448

Cash and restricted cash, end of period	$18,494,947	$12,708,300

Interest paid	$–	$15,040
Income taxes paid	$–	$3,000

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2017. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and associations, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement. We deploy a fully staffed, in-house customer service department which utilizes bi-lingual customer service agents, Interactive Voice Response (IVR), SMS alerts and two way SMS messaging.

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

Cash restricted and Customer Card Funding – At March 31, 2018 and December 31, 2017, restricted cash consists of funds held specifically for our card products which we have recorded a corresponding customer card funding liability in the same amount. Restricted cash is not available for corporate use.

Intangible assets –Internally Developed Software Costs - Computer software development costs are expensed as incurred, except for internal use software or website development costs that qualify for capitalization as described below, and include compensation and related expenses, costs of hardware and software, and costs incurred in developing features and functionality.

For computer software developed or obtained for internal use, costs that are incurred in the preliminary project and post implementation stages of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized. Capitalized costs are amortized using the straight-line method over a three-year estimated useful life, beginning in the period in which the software is available for use.

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

Revenue and expense recognition (Adoption of ASC 606, Revenue from Contracts with Customers) –

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contacts with Customers (ASC Topic 606), guidance on recognizing revenue from contracts with customers. The guidance outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the model is that an entity recognizes revenue to portray the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands disclosure requirements regarding revenue recognition. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively to each prior period presented or using a modified retrospective approach with the cumulative effect recognized as of the date of initial application. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. We adopted this guidance as of January 1, 2018 using the modified retrospective transition method. The adoption of the guidance did not have a material impact on our financial condition and results of operations. The standard also requires new, expanded disclosures regarding revenue recognition. Several ASU’s have been issued since the issuance of ASU 2014-09. These ASU’s, which modify certain sections of ASU 2014-09 are intended to promote a more consistent interpretation ad application of the principles outlined in the standard.

The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customers; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligations.

The Company generates revenue through fees generated from cardholder transactions and interchange. Revenue from cardholder transactions and interchange is recorded when the performance obligation is fulfilled. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation for refunding any fees or has any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, it has no contract assets.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2018	December 31, 2017
Equipment	$1,432,387	$1,387,589
Software	124,531	123,913
Furniture and fixtures	132,868	126,174
Website Costs	25,467	25,467
Leasehold improvements	51,694	50,999
	1,766,947	1,714,142
Less: accumulated depreciation	912,022	859,740
Fixed assets, net	$854,925	$854,402

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2018	December 31, 2017
Patents and trademarks	$35,903	$34,771
Platform	3,107,076	2,808,886
Kiosk	64,802	64,802
Licenses	393,958	393,958
	3,601,739	3,302,417
Less: accumulated amortization	1,856,210	1,662,860
Intangible assets, net	$1,745,529	$1,639,557

Intangible assets are amortized over their useful lives ranging from periods of 3 to 5 years.

4.     COMMON STOCK

At March 31, 2018, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of that date, the Company had outstanding 43,670,765 shares of common stock, and no shares of preferred stock.

During the three months ended March 31, 2018 and 2017, the Company did not issue any shares.

Stock and Warrant Grants:

In January 2018, the Company granted 500,000 shares of restricted common stock to an employee of the Company with a fair market value of $335,000 or $0.67 per share. The 500,000 shares have an annual vesting period of five years with the first vesting period occurring on December 31, 2018. The amount vested and expensed of this grant for the three months ended March 31, 2018 totaled $16,749. As of March 31, 2018, none of the shares have been issued.

In January 2018, the Company granted 500,000 shares of restricted common stock to an employee of the Company with a fair market value of $349,900 or $0.6998 per share. The 500,000 shares have an annual vesting period of five years with the first vesting period occurring on December 31, 2018. The amount vested and expensed of this grant for the three months ended March 31, 2018 totaled $17,494. As of March 31, 2018, none of the shares have been issued.

In January 2018, the Company granted 490,000 shares of restricted common stock to an employee of the Company with a fair market value of $362,600 or $0.74 per share. 90,000 shares will vest on December 31, 2018 and the remaining 400,000 shares have an annual vesting period of four years with the first vesting period occurring on December 31, 2019. The amount vested and expensed of this grant for the three months ended March 31, 2018 totaled $16,650. As of March 31, 2018, none of the shares have been issued.

In January 2018, the Company granted 150,000 shares of restricted common stock to an employee of the Company with a fair market value of $110,850. The 150,000 shares have an annual vesting period of five years with the first vesting period occurring on December 31, 2018. The amount vested and expensed of this grant for the three months ended March 31, 2018 totaled $5,543. As of March 31, 2018, none of the shares have been issued.

In January 2018, the Company granted 100,000 shares of restricted common stock to an employee of the Company with a fair market value of $71,000, or $0.71 per share. The 100,000 shares have an annual vesting period of one year to be fully vested on December 31, 2018. The amount vested and expensed of this grant for the three months ended March 31, 2018 totaled $17,750. As of March 31, 2018, none of the shares have been issued.

In July 2017 the Company granted 200,000 shares of restricted common stock to an employee of the Company with a total fair value of $84,400 or $0.422 per share which these shares have been issued. Concurrently, the Company also granted the employee four equal tranches of 200,000 restricted common shares, each valued at $84,400 which will vest in equal amounts over a four year period on the last day of each quarter, commencing December 31, 2017. None of the shares subject to vesting restrictions have been issued.

In November 2016, the Company granted a total of 5,000,000 shares to certain officers and directors of the Company with a total value of $787,950 or $0.15759 per share (including a 15% discount to fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares have a quarterly vesting period of five years with the first vesting period occurring on December 31, 2016. The amount vested and expensed for the three months ended March 31, 2018 and 2017 was $39,397 and $39,397 respectively As of March 31, 2018, none of the shares have been issued.

In November 2016, the Company granted 210,000 shares to a consultant. The shares were valued at $33,094 or $0.15759 per share (including a 15% discount to fair market value due to these shares being restricted and lacking market liquidity). The 210,000 shares have a quarterly vesting period of three years with the first vesting period occurring on December 31, 2016. The amount vested and expensed for the three months ended March 31, 2018 and 2017 was $2,758 and $2,758 respectively. As of March 31, 2018, none of the shares have been issued

In March 2015, the Company granted 200,000 shares of common stock along with 200,000 warrants to a consultant. The shares were valued at $30,600 or $0.16 per share (including a 15% discount to fair market value due to these shares being restricted and lacking market liquidity). The warrants were valued at $34,611, using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $0.18 per share; exercise price of $0.50, 3.5 year life; discount rate of 2.00%; and volatility rate of 245%. The 200,000 shares and 200,000 warrants granted have a vesting period of six months of which one month were fully vested as of March 31, 2016. As of March 31, 2018, the 200,000 shares have been issued and the warrants for 200,000 shares were granted.

5. SUBSEQUENT EVENTS

On April 13, 2018, the Company appointed Quinn Williams to its board of directors as an independent director. In connection with his appointment, the Company issued Mr. Williams 200,000 shares of restricted common stock which vests over a four-year period from the date of his appointment.

On May 3, 2018, the Company appointed Dennis Triplett to its board of directors as an independent director. In connection with his appointment, the Company issued Mr. Triplett 200,000 shares of restricted common stock which vests over a four-year period from the date of his appointment.

On May 3, 2018, the Company appointed Dan R. Henry to its board of directors as an independent director. In connection with his appointment, the Company issued Mr. Henry options to purchase 1,500,000 shares common stock exercisable for five years at $1.34 per share, which vest over a four-year period from the date of his appointment.

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

We are a vertically integrated payment processor and debit card program manager offering innovative payment solutions to corporations, government agencies, universities and other organizations. Our payment solutions are utilized by our customers as a means to increase customer loyalty, reduce administration costs and streamline operations. We market our prepaid debit card solutions under our PaySign brand. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. These revenues can include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees derived from card usage; inactivity fees; card replacement fees and program administration fees. We provide an in-house customer service center which includes live bi-lingual phone operators staffed 24/7, for incoming calls. We also provide in house Interactive Voice Response (IVR), SMS alerts and two-way SMS messaging platforms.

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

As part of our platform expansion development process, we evaluate current and emerging technologies for applicability to our existing and future software platform. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Our principal target markets for processing services include prepaid card issuers, retail and private-label issuers, small third-party processors and small and mid-size financial institutions in the United States and in emerging international markets.

The Company is devoting more extensive resources to sales and marketing activities as we have added essential personnel to our marketing and sales department. We sell our products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities.

In order to expand into new markets, we will need to invest additional funds in technology improvements, sales and marketing expenses and regulatory compliance costs. We are considering raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds, but our expansion will not be as rapid.

Key Performance Indicators and Non-GAAP Measures

Management reviews key performance indicators including revenue, gross profits, growth in card programs and cardholder participation. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment and investment in new card programs. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•	“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude stock-based compensation.

	March 31,
	2018	2017
Net income attributable to 3Pea International, Inc.	$412,548	$369,394
Provision for income taxes	–	3,000
Interest expense	–	–
Depreciation and amortization	246,038	215,267
EBITDA	658,586	587,661
Stock-based compensation	137,401	52,501
Adjusted EBITDA	$795,987	$640,162

Results of Operations

Three Months ended March 31, 2018 and 2017

Revenues for the three months ended March 31, 2018 were $4,676,320 an increase of $1,475,425 compared to the same period in the prior year, when revenues were $3,200,895. The increase in revenue was primarily due to an increase in the number of new corporate incentive prepaid card products and growth within our existing corporate incentive prepaid card products. As of March 31, 2018, we managed 217 card programs with over 1,700,000 participating cardholders.

Revenue from our card programs is typically impacted by seasonality normally seen in the first quarter. However, we expect our revenues will continue to trend upward during the remaining part of 2018 with the continued growth in both card programs and cardholder base.

Cost of revenues (excluding depreciation and amortization) for the three months ended March 31, 2018 were $2,433,210, an increase of $599,661 compared to the same period in the prior year, when cost of revenues were $1,833,549. Cost of revenues constituted approximately 52% and 57% of total revenues in 2018 and 2017, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, customer service, network fees, card production costs, and program management expenses, application integration setup and sales expense.

Gross profit for the three months ended March 31, 2018 was $2,243,110, an increase of $875,764 compared to the same period in the prior year, when gross profit was $1,367,346. Our overall gross profit percentage approximated 48% and 43% during the first quarters of 2018 and 2017 which is consistent with our overall expectations.

Selling, general and administrative expenses for the three months ended March 31, 2018 were $1,579,019, an increase of $764,742 compared to the same period in the prior year, when selling, general and administrative expenses were $814,277.  The increase in selling, general and administrative expenses was primarily due to the expansion of our compliance, technology, customer service, operations, and sales and marketing departments.

Depreciation and amortization for the three months ended March 31, 2018 were $246,038, an increase of $30,771 compared to the same period prior year of $215,267. Overall increase in depreciation and amortization was primarily a result of an increase in amortization expense related to additional capitalized platform costs.

In the three months ended March 31, 2018, we recorded operating income of $418,053, as compared to operating income of $337,802 in the same period in the prior year, a change of $80,251 compared to the prior period.

Other (expense) income for the three months ended March 31, 2018 was $(7,400) a decrease in net other income (expense) of $(27,496) compared to the same period in the prior year when other income (expense) was $20,096.

Net income before noncontrolling interest for the three months ended March 31, 2018 was $410,653, an increase of $55,755 compared to the same period in the prior year of $357,898. The increase in our net income before noncontrolling interest is attributable to the aforementioned factors.

Net loss attributable to the noncontrolling interest for the three months ended March 31, 2018 was $1,895, a decrease of $12,601 compared to the same period in the prior year of $14,496. The decrease in net loss attributable to noncontrolling interest is primarily due to a decrease in expenses related to our European subsidiary.

Net income attributable to 3Pea International, Inc. for the three months ended March 31, 2018 was $412,548, an increase of $43,154 compared to the same period in the prior year, when we recorded net income of $369,394. The increase in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Net cash provided by operating activities	$1,682,723	$1,470,011
Net cash used in investing activities	(352,533)	(244,099)
Net cash used in financing activities	–	(152,060)
Net increase in cash and restricted cash	$1,330,190	$1,073,852

Comparison of three months ended March 31, 2018 and 2017

During the three months ended March 31, 2018 and 2017, we financed our operations primarily through internally generated funds.

Operating activities provided $1,682,723 of cash in the three months ended March 31, 2018, as compared to $1,470,011 of cash provided by the same period in the prior year. Excluding the change in restricted cash, net cash used by operating activities was $(225,389). In 2018, $1,908,112 of cash was provided by change in customer card funding, which affected our restricted cash for the same amount. Major non-cash items that affected our cash flow from operations in the three months ended March 31, 2018 were non-cash charges of $246,038 for depreciation and amortization, and stock-based compensation of $137,401. Our operating assets and liabilities, excluding customer card funding, used $1,019,481 of cash, most of which resulted from a decrease in accounts payable of $(607,123), and by an increase in prepaid expenses and other assets of $414,181. Major non-cash items that affected our cash flow from operations in the three months ended March 31, 2017 were non-cash charges of $215,267 for depreciation and amortization, and stock-based compensation of $52,001.  Our operating assets and liabilities in the three months ended March 31, 2017, excluding customer card funding, used $(424,445) of cash, most of which resulted from a decrease in legal settlements payable of $(254,900) and decrease in accounts payable of $(114,558).

Investing activities used $(352,533) of cash in 2018, as compared to $(244,099) of cash used in 2017, most of which related to the enhancement of the processing platform used in our business.

Financing activities used $0 of cash in the three months ended March 31, 2018 as compared to $(152,060) of cash used in the three months ended March 31, 2017. In the three months ended March 31, 2017 cash used in financing activities consisted entirely of payments on notes payables totaling $152,060.

Sources of Financing

We believe that our available cash on hand, excluding restricted cash, at March 31, 2018 of $2,170,391, combined with revenues and operating earnings anticipated for the remainder of 2018 will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3PEA INTERNATIONAL, INC.

Date: May 14, 2018	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: May 14, 2018	/s/ Brian Polan
By: Brian Polan, Chief Financial Officer (principal financial and accounting officer)

