Form 10-Q
period 2018-06-30
3PEA INTERNATIONAL, INC.
filed 2018-08-09
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-54123

3PEA INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4550154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1700 W Horizon Ridge Parkway, Suite 200,

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 43,670,765 shares as of August 1, 2018.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018 (Unaudited)	December 31, 2017 (Audited)
ASSETS

Current assets
Cash	$3,074,147	$2,748,313
Cash restricted	18,464,027	14,416,444
Accounts receivable	189,582	165,523
Prepaid expenses and other current assets	1,048,143	572,789
Total current assets	22,775,899	17,903,069

Fixed assets, net	809,234	854,402

Intangible and other assets
Deposits	4,551	5,551
Intangible assets, net	1,895,560	1,639,557

Total assets	$25,485,244	$20,402,579

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$688,537	$1,145,083
Customer card funding	18,464,027	14,416,444
Total current liabilities	19,152,564	15,561,527

Total liabilities	19,152,564	15,561,527

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 43,670,765 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	43,671	43,671
Additional paid-in capital	7,505,552	7,155,970
Treasury stock at cost, 303,450 shares at June 30, 2018 and December 31, 2017	(150,000)	(150,000)
Accumulated deficit	(863,909)	(2,008,472)
Total 3PEA International, Inc.'s stockholders' equity	6,535,314	5,041,169
Noncontrolling interest	(202,634)	(200,117)
Total stockholders' equity	6,332,680	4,841,052

Total liabilities and stockholders' equity	$25,485,244	$20,402,579

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	For the three months ended June 30,
	2018	2017
Revenues	$5,460,723	$3,418,169

Cost of revenues (excluding depreciation and amortization)	2,840,876	1,855,539

Gross profit	2,619,847	1,562,630

Operating expenses
Depreciation and amortization	250,447	234,413
Selling, general and administrative	1,667,856	928,585

Total operating expenses	1,918,303	1,162,998

Income from operations	701,544	399,632

Other income (expense)
Other income	29,890	5,901
Interest expense	–	(31,623)
Total other income (expense)	29,890	(25,722)

Income before provision for income taxes and noncontrolling interest	731,434	373,910

Provision for income taxes	–	3,000

Net income before noncontrolling interest	731,434	370,910

Net loss attributable to the noncontrolling interest	622	13,533

Net income attributable to 3PEA International, Inc.	$732,056	$384,443

Net income per common share - basic	$0.02	$0.01
Net income per common share - fully diluted	$0.02	$0.01

Weighted average common shares outstanding - basic	45,560,692	43,262,413
Weighted average common shares outstanding - fully diluted	46,036,447	44,189,913

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	For the six months ended June 30,
	2018	2017
Revenues	$10,137,042	$6,619,064

Cost of revenues (excluding depreciation and amortization)	5,274,086	3,689,088

Gross profit	4,862,956	2,929,976

Operating expenses
Depreciation and amortization	496,079	449,274
Selling, general and administrative	3,247,321	1,743,268

Total operating expenses	3,743,400	2,192,542

Income from operations	1,119,556	737,434

Other income (expense)
Other income	22,490	25,997
Interest expense	–	(31,623)
Total other income (expense)	22,490	(5,626)

Income before provision for income taxes and noncontrolling interest	1,142,046	731,808

Provision for income taxes	–	6,000

Net income before noncontrolling interest	1,142,046	725,808

Net loss attributable to the noncontrolling interest	2,517	28,029

Net income attributable to 3PEA International, Inc.	$1,144,563	$753,837

Net income per common share - basic	$0.03	$0.02
Net income per common share - fully diluted	$0.02	$0.02

Weighted average common shares outstanding - basic	45,359,479	43,224,301
Weighted average common shares outstanding - fully diluted	45,893,265	44,151,801

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

	Stockholders' Equity Attributable to 3PEA International, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2017 (Audited)	43,670,765	$43,671	$7,155,970	$(150,000)	$(2,008,472)	$(200,117)	$4,841,052

Stock-based compensation (Unaudited)	–	–	349,582	–	–	–	349,582

Net income (loss) (Unaudited)	–	–	–	–	1,144,563	(2,517)	1,142,046

Balance, June 30, 2018 (Unaudited)	43,670,765	$43,671	$7,505,552	$(150,000)	$(863,909)	$(202,634)	$6,332,680

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,144,563	$753,837
Adjustments to reconcile net income to net cash provided by operating activities:
Change in noncontrolling interest	(2,517)	(28,029)
Depreciation and amortization	496,079	449,274
Stock based compensation	349,582	102,908
Changes in operating assets and liabilities:
Change in accounts receivable	(24,059)	(8,261)
Change in prepaid expenses	(475,354)	(258,196)
Change in other assets	1,000	1,000
Change in accounts payable and accrued liabilities	(456,546)	(84,884)
Change in customer card funding	4,047,583	1,641,313
Change in legal settlement payable	–	(254,900)
Net cash provided by operating activities	5,080,331	2,314,062

Cash flows from investing activities:
Purchase of fixed assets	(61,473)	(398,891)
Intangible assets	(645,441)	(399,930)
Net cash used in investing activities	(706,914)	(798,821)

Cash flows from financing activities:
Proceeds from exercise of warrants	–	50,000
Payments on notes payable	–	(152,060)
Net cash used in financing activities	–	(102,060)

Net change in cash and restricted cash	4,373,417	1,413,181
Cash and restricted cash, beginning of period	17,164,757	11,634,448

Cash and restricted cash, end of period	$21,538,174	$13,047,629

Interest paid	$–	$46,663
Income taxes paid	$–	$13,200

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

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

We have developed prepaid card programs for healthcare reimbursement payments, pharmaceutical co-pay assistance, plasma donor compensation and corporate incentive and rewards. We plan to expand our product offering to include payroll cards, general purpose re-loadable cards, travel cards, and expense reimbursement and per diem cards. Our cards are offered to end users through our relationships with bank issuers.

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

Cash restricted and Customer card funding – At June 30, 2018 and December 31, 2017, restricted cash consists of funds held specifically for our card products for which we have recorded a corresponding customer card funding liability in the same amount. Restricted cash is not available for corporate use.

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

Income Taxes

The Company intends on using their net operating loss carryforwards to offset any future taxable income and therefore has not recorded a provision for income taxes for the three and six months ended June 30, 2018.

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

Earnings per share - Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2018	December 31, 2017
Equipment	$1,436,881	$1,387,589
Software	128,299	123,913
Furniture and fixtures	132,868	126,174
Website Costs	25,467	25,467
Leasehold improvements	51,694	50,999
	1,775,209	1,714,142
Less: accumulated depreciation	965,975	859,740
Fixed assets, net	$809,234	$854,402

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2018	December 31, 2017
Patents and trademarks	$36,072	$34,771
Platform and licenses	3,413,299	2,808,886
Kiosk development	64,802	64,802
Licenses	433,685	393,958
	3,947,858	3,302,417
Less: accumulated amortization	2,052,298	1,662,860
Intangible assets, net	$1,895,560	$1,639,557

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years.

4.     COMMON STOCK

At June 30, 2018, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2018, the Company had outstanding 43,670,765 shares of common stock, and no shares of preferred stock.

2018 Transactions: During the six months ended June 30, 2018, the Company issued shares of common stock as follows:

•	None.

2017 Transactions: During the six months ended June 30, 2017, the Company issued shares of common stock as follows:

•	25,000 shares of common stock for current services rendered totaling $4,294 or $0.17 per share (average cost).

•	200,000 shares of common stock were issued as a result of the exercise of a warrant with an exercise price of $0.25 for a total of $50,000 in cash proceeds.

Stock, Options and Warrant Grants:

On March 29, 2018, the Company appointed Bruce A. Mina to its board of directors as an independent director. In connection with his appointment, the Company granted Mr. Mina 200,000 shares of restricted common stock which vest over a four-year period from the date of his appointment. The shares have a fair market value of $234,000 or $1.17 per share. The amount vested and expensed of this grant for the three and six months ended June 30, 2018 totaled $14,625 and $14,625, respectively. As of June 30, 2018 none of the shares have been issued.

On April 13, 2018, the Company appointed Quinn Williams to its board of directors as an independent director. In connection with his appointment, the Company granted Mr. Williams 200,000 shares of restricted common stock which vest over a four-year period from the date of his appointment. The shares have a fair market value of $320,000 or $1.60 per share. The amount vested and expensed of this grant for the three and six months ended June 30, 2018 totaled $17,334 and $17,334, respectively. As of June 30, 2018 none of the shares have been issued.

On May 3, 2018, the Company appointed Dennis Triplett to its board of directors as an independent director. In connection with his appointment, the Company granted Mr. Triplett 200,000 shares of restricted common stock which vest over a four-year period from the date of his appointment. The shares have a fair market value of $268,000 or $1.34 per share. The amount vested and expensed of this grant for the three and six months ended June 30, 2018 totaled $11,166 and $11,166, respectively. As of June 30, 2018 none of the shares have been issued.

On May 3, 2018, the Company appointed Dan R. Henry to its board of directors as an independent director. In connection with his appointment, the Company issued Mr. Henry options to purchase 1,500,000 shares common stock exercisable for five years at $1.049 per share, which vest over a four-year period from the date of his appointment. The amount vested and expensed of this grant for the three and six months ended June 30, 2018 totaled $65,563 and $65,563, respectively. As of June 30, 2018 none of the options have vested or been exercised.

In January 2018, the Company granted 1,140,000 shares of restricted common stock to certain employees of the Company with a fair market value of $808,450 with a range of $0.67 to $0.74 per share. The 1,140,000 shares have an annual vesting period of five years with the first vesting period occurring on December 31, 2018. The amount vested and expensed of this grant for the three and six months ended June 30, 2018 totaled $21,448 and $77,884, respectively. As of June 30, 2018, none of the shares have been issued.

In January 2018, the Company granted 300,000 shares of restricted common stock to an employee of the Company with a fair market value of $213,000, or $0.71 per share. The 300,000 shares have an annual vesting period of three years with the first vesting period occurring on December 31, 2018. The amount vested and expensed of this grant for the three and six months ended June 30, 2018 totaled $17,750 and $35,500, respectively. As of June 30, 2018, none of the shares have been issued.

In July 2017 the Company granted 200,000 shares of restricted common stock to an officer of the Company with a total fair value of $84,400 or $0.422 per share which these shares have been issued. Concurrently, the Company also granted the employee four equal tranches of 200,000 restricted common shares, each valued at $84,400 which will vest in equal amounts over a four year period on the last day of each quarter, commencing December 31, 2017. The amount vested and expensed of this grant for the three and six months ended June 30, 2018 totaled $21,100 and $42,200, respectively. None of the shares subject to vesting restrictions have been issued.

In November 2016, the Company granted a total of 5,000,000 shares to certain officers and directors of the Company with a total value of $787,950 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares have a quarterly vesting period of five years with the first vesting period occurring on December 31, 2016. The approximate value vested for the three and six months ended June 30, 2018 was $39,397 and $78,794 respectively. As of June 30, 2018, none of the shares have been issued.

In November 2016, the Company granted 210,000 shares to a consultant. The shares were valued at $33,094 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 210,000 shares have a quarterly vesting period of three years with the first vesting period occurring on December 31, 2016. The approximate value vested for the three and six months ended June 30, 2018 was $2,758 and $5,516, respectively. As of June 30, 2018, none of the shares have been issued.

5.     SUBSEQUENT EVENTS

On August 7th, 2018 the company received confirmation that its application to list the Company's common stock on the Nasdaq Capital Market has received final approval.

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

We have developed prepaid card programs for corporate and incentive rewards including, but not limited to, healthcare reimbursement payments, pharmaceutical co-pay assistance, donor compensation and automobile dealership incentives. We are expanding our product offering to include additional corporate incentive products, payroll cards, general purpose re-loadable cards, travel cards, and expense reimbursement cards. Our cards are offered to end users through our relationships with bank issuers.

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

The Company is devoting more extensive resources to sales and marketing activities as we have added essential personnel to our marketing and sales department, specifically in the healthcare and traditional corporate incentive markets. We sell our products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities.

In order to expand into new markets, we will need to invest additional funds in technology improvements, sales and marketing expenses, and regulatory compliance costs, as well as seek acquisition candidates that have long standing reputations and demonstrated growth and profitability. We may consider raising capital in order to accomplish the aforementioned. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds, but our expansion will not be as rapid.

Key Performance Indicators and Non-GAAP Measures

Management reviews key performance indicators including revenue, gross profits, growth in card programs and cardholder participation. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment and investment in new card programs. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

•	“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude stock-based compensation.

	Three months ended June 30,
	2018	2017
Reconciliation of adjusted EBITDA to net income:
Net income attributable to 3PEA International, Inc.	$732,056	$384,443
Provision for income taxes	–	3,000
Interest expense	–	31,623
Depreciation and amortization	250,447	234,413
EBITDA	982,503	653,479
Stock-based compensation	212,181	50,407
Adjusted EBITDA	$1,194,684	$703,886

	Six months ended June 30,
	2018	2017
Reconciliation of adjusted EBITDA to net income:
Net income attributable to 3PEA International, Inc.	$1,144,563	$753,837
Provision for income taxes	–	6,000
Interest expense	–	31,623
Depreciation and amortization	496,079	449,274
EBITDA	1,640,642	1,240,734
Stock-based compensation	349,582	102,908
Adjusted EBITDA	$1,990,224	$1,343,642

Results of Operations

Three Months ended June 30, 2018 and 2017

Revenues for the three months ended June 30, 2018 were $5,460,723, an increase of $2,042,554 compared to the same period in the prior year, when revenues were $3,418,169. The increase in revenue is primarily due to an increase in the number of new corporate incentive prepaid card programs and growth within our existing corporate incentive prepaid card products. As of June 30, 2018, we managed 227 card programs with over 1,750,000 participating cardholders.

The Company expects revenues to continue to trend upwards for the foreseeable future as we continue to grow revenue in our existing card programs and implement new programs within the healthcare payment vertical, as well as corporate incentive payments. As part of our long term growth initiative, we are actively pursuing acquisition candidates that have long standing reputations and demonstrated growth and profitability.

Cost of revenues for the three months ended June 30, 2018 were $2,840,876, an increase of $985,337 compared to the same period in the prior year, when cost of revenues were $1,855,539. Cost of revenues constituted approximately 52% and 54% of total revenues during the second quarter of 2018 and 2017, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the three months ended June 30, 2018 was $2,619,847, an increase of $1,057,217 compared to the same period in the prior year, when gross profit was $1,562,630. Our overall gross profit percentage approximated 48% and 46% during the second quarters of 2018 and 2017 which is consistent with our overall expectations.

Selling, general and administrative expenses for the three months ended June 30, 2018 were $1,667,856, an increase of $739,271 compared to the same period in the prior year, when selling, general and administrative expenses were $928,585. The increase in selling, general and administrative expenses was due to increased staffing necessary to support the growth of our business which as well as additional expenses related to the expansion of our sales and marketing departments.

Depreciation and amortization for the three months ended June 30, 2018 was $250,447, an increase of $16,034 compared to the same period prior year of $234,413.

In the three months ended June 30, 2018, we recorded operating income of $701,544, as compared to $399,632 in the same period in the prior year, representing an increase in operating income of $301,912.

Other income (expense) for the three months ended June 30, 2018 was $29,890, an increase in net other income (expense) of $55,612 compared to the same period in the prior year when other income (expense) was $(25,722) which is due to termination of debt (Notes Payable) and increased interest income and is within our overall expectations.

Net income before noncontrolling interest for the three months ended June 30, 2018 was $731,434, an increase of $360,524 compared to the same period in the prior year of 370,910. The increase in our net income before noncontrolling interest is attributable to the aforementioned factors.

Net loss attributable to the noncontrolling interest for the three months ended June 30, 2018 was $622, a decrease of $12,911 compared to the same period in the prior year of $13,533.

Net income attributable to 3PEA International, Inc. for the three months ended June 30, 2018 was $732,056, an increase of $347,613 compared to the same period in the prior year, when we recorded net income of $384,443. The increase in our net income is attributable to the aforementioned factors.

Six Months ended June 30, 2018 and 2017

Revenues for the six months ended June 30, 2018 were $10,137,042, an increase of $3,517,978 compared to the same period in the prior year, when revenues were $6,619,064. The increase in revenue is primarily due to an increase in the number of new corporate incentive prepaid card products as well as growth within our existing corporate incentive prepaid card products.

Cost of revenues for the six months ended June 30, 2018 were $5,274,086, an increase of $1,584,998 compared to the same period in the prior year, when cost of revenues were $3,689,088. Cost of revenues constituted approximately 52% and 56% of total revenues in 2018 and 2017, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the six months ended June 30, 2018 was $4,862,956, an increase of $1,932,980 compared to the same period in the prior year, when gross profit was $2,929,976. Our overall gross profit percentage approximated 48% and 44% during the first six months of 2018 and 2017 which is consistent with our overall expectations.

Selling, general and administrative expenses for the six months ended June 30, 2018 were $3,247,321, an increase of $1,504,053 compared to the same period in the prior year, when selling, general and administrative expenses were $1,743,268. The increase in selling, general and administrative expenses was due to increased staffing necessary to support the growth of our business as well as additional expenses related to the expansion of our sales and marketing departments.

Depreciation and amortization for the six months ended June 30, 2018 were $496,079, an increase of $46,805 compared to the same period prior year of $449,274. Overall increase in depreciation and amortization was primarily a result of an increase in amortization expense related to additional capitalized platform costs.

In the six months ended June 30, 2018, we recorded operating income of $1,119,556, as compared to $737,434 in the same period in the prior year, an increase in operating income of $382,122.

Other income (expense) for the six months ended June 30, 2018 was $22,490, an increase in net other income (expense) of $28,116 compared to the same period in the prior year when other income (expense) was $(5,626) which is due to termination of debt (Notes Payable) and increased interest income and is within our overall expectations.

Net income before noncontrolling interest for the six months ended June 30, 2018 was $1,142,046, an increase of $416,238 compared to the same period in the prior year of $725,808. The increase in our net income before noncontrolling interest is attributable to the aforementioned factors.

Net loss attributable to the noncontrolling interest for the six months ended June 30, 2018 was $2,517, a decrease of $25,512 compared to the same period in the prior year of $28,029. The decrease in net loss attributable to noncontrolling interest is primarily due to a decrease in expenses related to our European subsidiary.

Net income attributable to 3PEA International, Inc. for the six months ended June 30, 2018 was $1,144,563, an increase of $390,726 compared to the same period in the prior year, when we recorded net income of $753,837. The increase in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
Net cash provided by operating activities	$5,080,331	$2,314,062
Net cash used in investing activities	(706,914)	(798,821)
Net cash used in financing activities	–	(102,060)
Net increase in unrestricted cash and cash equivalents	$4,373,417	$1,413,181

Comparison of six months ended June 30, 2018 and 2017

During the six months ended June 30, 2018 and 2017, we financed our operations entirely through revenues generated from operations.

Operating activities provided $5,080,331 of cash in the six months ended June 30, 2018, as compared to $2,314,062 of cash provided by the same period in the prior year. Excluding the change in customer card funding, net cash provided by operating activities was $1,032,748 in the six months ended June 30, 2018, as compared to $672,749 in the same period in the prior year. In 2018, $4,047,583 of cash was provided by change in customer card funding, which affected our restricted cash for the same amount. Major non-cash items that affected our cash flow from operations in the six months ended June 30, 2018 were non-cash charges of $496,079 for depreciation and amortization, as well as stock-based compensation of $349,582. Our operating assets and liabilities, excluding customer card funding, used $954,959 of cash, most of which resulted from a decrease in accounts payable and accrued liabilities of $(456,546), and an increase in prepaid expenses and other assets of $475,354. Major non-cash items that affected our cash flow from operations in the six months ended June 30, 2017 were non-cash charges of $449,274 for depreciation and amortization, as well as stock-based compensation of $102,908.  Our operating assets and liabilities in the six months ended June 30, 2017, excluding customer card funding, used $(605,241) of cash, most of which resulted from a decrease in legal settlements payable of $(254,900), and increase in prepaid expenses of $258,196, and a decrease in accounts payable of $(84,884).

Investing activities used $(706,914) of cash in the six months ended June 30, 2018, as compared to $(798,821) of cash used in the same period in 2017. In both periods, investing activities consisted of capital expenditures to improve and enhance the processing platform used in our business.

Financing activities used $0 of cash in the six months ended June 30, 2018 as compared to $(102,060) of cash used in the six months ended June 30, 2017. In 2017, cash used in financing activities consisted of payments on notes payables totaling $152,060 offset by $50,000 received from the exercise of a warrant.

Sources of Financing

We believe that our available cash on hand, excluding restricted cash, at June 30, 2018 of $3,074,147 and revenues anticipated for the remainder of 2018 will be sufficient to sustain our operations for the next twelve months. However, as noted above, we are pursuing possible acquisitions of complimentary businesses. If we locate a suitable acquisition candidate, we may be required to raise capital through a debt or equity offering to finance the acquisition. There is no assurance that we will be able to negotiate and acquisition on favorable terms, or that we will be able to arrange financing for an acquisition on attractive terms.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3PEA INTERNATIONAL, INC.

Date: August 9, 2018	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: August 9, 2018	/s/ Brian Polan
By: Brian Polan, Chief Financial Officer (principal financial and accounting officer)

