Form 10-Q
period 2018-09-30
3PEA INTERNATIONAL, INC.
filed 2018-11-13
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 44,100,765 shares as of November 9, 2018.

3PEA INTERNATIONAL, INC.

FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30, 2018 (Unaudited)	December 31, 2017 (Audited)
ASSETS

Current assets
Cash	$4,299,570	$2,748,313
Cash restricted	20,436,369	14,416,444
Accounts receivable	390,959	165,523
Prepaid expenses and other current assets	1,103,407	572,789
Total current assets	26,230,305	17,903,069

Fixed assets, net	907,034	854,402

Intangible and other assets
Deposits	4,551	5,551
Intangible assets, net	1,985,763	1,639,557

Total assets	$29,127,653	$20,402,579

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,052,438	$1,145,083
Customer card funding	20,436,369	14,416,444
Total current liabilities	21,488,807	15,561,527

Total liabilities	21,488,807	15,561,527

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 44,100,765 and 43,670,765 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	44,101	43,671
Additional paid-in capital	8,011,043	7,155,970
Treasury stock at cost, 303,450 shares at September 30, 2018 and December 31, 2017	(150,000)	(150,000)
Accumulated deficit	(63,047)	(2,008,472)
Total 3PEA International, Inc.'s stockholders' equity	7,842,097	5,041,169
Noncontrolling interest	(203,251)	(200,117)
Total stockholders' equity	7,638,846	4,841,052

Total liabilities and stockholders' equity	$29,127,653	$20,402,579

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	For the three months ended September 30,
	2018	2017
Revenues	$6,421,396	$4,001,991

Cost of revenues (excluding depreciation and amortization)	3,376,753	2,145,621

Gross profit	3,044,643	1,856,370

Operating expenses
Depreciation and amortization	284,124	276,533
Selling, general and administrative	1,996,957	1,104,280

Total operating expenses	2,281,081	1,380,813

Income from operations	763,562	475,557

Other income
Interest income	36,683	14,398
Total other income	36,683	14,398

Income before provision for income taxes and noncontrolling interest	800,245	489,955

Provision for income taxes	–	3,000

Net income before noncontrolling interest	800,245	486,955

Net loss attributable to the noncontrolling interest	617	13,213

Net income attributable to 3PEA International, Inc.	$800,862	$500,168

Net income per common share - basic	$0.02	$0.01
Net income per common share - fully diluted	$0.02	$0.01

Weighted average common shares outstanding - basic	46,467,826	43,474,895
Weighted average common shares outstanding - fully diluted	46,668,798	44,544,895

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	For the nine months ended September 30,
	2018	2017
Revenues	$16,558,438	$10,621,055

Cost of revenues (excluding depreciation and amortization)	8,650,839	5,834,709

Gross profit	7,907,599	4,786,346

Operating expenses
Depreciation and amortization	779,797	725,401
Selling, general and administrative	5,244,684	2,847,955

Total operating expenses	6,024,481	3,573,356

Income from operations	1,883,118	1,212,990

Other income (expense)
Interest income	62,298	40,395
Interest expense	–	(31,623)
Total other income (expense)	62,298	8,772

Income before provision for income taxes and noncontrolling interest	1,945,416	1,221,762

Provision for income taxes	3,125	9,000

Net income before noncontrolling interest	1,942,291	1,212,762

Net loss attributable to the noncontrolling interest	3,134	41,242

Net income attributable to 3PEA International, Inc.	$1,945,425	$1,254,004

Net income per common share - basic	$0.04	$0.03
Net income per common share - fully diluted	$0.04	$0.03

Weighted average common shares outstanding - basic	46,370,177	43,308,750
Weighted average common shares outstanding - fully diluted	46,571,149	44,378,750

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

	Stockholders' Equity Attributable to 3PEA International, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2017 (Audited)	43,670,765	$43,671	$7,155,970	$(150,000)	$(2,008,472)	$(200,117)	$4,841,052

Stock-based compensation	–	–	137,401	–	–	–	137,401

Net income (loss)	–	–	–	–	412,548	(1,895)	410,653

March 31, 2018 (Unaudited)	43,670,765	43,671	7,293,371	(150,000)	(1,595,924)	(202,012)	5,389,106

Stock-based compensation	–	–	212,181	–	–	–	212,181

Net income (loss)	–	–	–	–	732,015	(622)	731,393

June 30, 2018 (Unaudited)	43,670,765	43,671	7,505,552	(150,000)	(863,909)	(202,634)	6,332,680

Stock warrant exercised	200,000	200	99,800	–	–	–	100,000

Issuance of stock for services	230,000	230	59,959	–	–	–	60,189

Stock-based compensation	–	–	345,732	–	–	–	345,732

Net income (loss)	–	–	–	–	800,862	(617)	800,245

Balance, September 30, 2018 (Unaudited)	44,100,765	$44,101	$8,011,043	$(150,000)	$(63,047)	$(203,251)	$7,638,846

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,945,425	$1,254,004
Adjustments to reconcile net income to net cash provided by operating activities:
Change in noncontrolling interest	(3,134)	(41,242)
Depreciation and amortization	779,797	725,401
Stock based compensation	755,503	238,040
Changes in operating assets and liabilities:
Change in accounts receivable	(225,436)	(73,252)
Change in prepaid expenses	(530,618)	(251,261)
Change in other assets	1,000	–
Change in accounts payable and accrued liabilities	(92,645)	40,858
Change in customer card funding	6,019,925	2,496,024
Change in legal settlement payable	–	(254,900)
Net cash provided by operating activities	8,649,817	4,133,672

Cash flows from investing activities:
Purchase of fixed assets	(217,730)	(649,260)
Intangible assets	(960,905)	(601,535)
Net cash used in investing activities	(1,178,635)	(1,250,795)

Cash flows from financing activities:
Proceeds from exercise of warrants	100,000	50,000
Payments on notes payable	–	(152,060)
Net cash provided by (used in) financing activities	100,000	(102,060)

Net change in cash and restricted cash	7,571,182	2,780,817
Cash and restricted cash, beginning of period	17,164,757	11,634,448

Cash and restricted cash, end of period	$24,735,939	$14,415,265

Supplemental cash flow information:
Non-cash operating activities:
Issuance of stock for future services	$277,911	$–

Interest paid	$–	$46,663
Income taxes paid	$3,125	$16,200

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

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumption are inherent in the preparation of the 3PEA International, Inc’s (hereinafter referred to as “the Company”,”3PEA”, “we” or “us”) financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

About 3PEA International, Inc.

3PEA International, Inc. is a vertically integrated provider of innovative prepaid card programs and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our customers as a means to increase customer loyalty, reduce administration costs and streamline operations. Public sector organizations can utilize our solutions to disburse public benefits or for internal payments. We market our prepaid card solutions under our PaySign® brand. As we are a payment processor and prepaid card program manager, we derive our revenue from all stages of the prepaid card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through our proprietary PaySign platform. We provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

We have developed prepaid card programs for healthcare reimbursement payments, pharmaceutical co-pay assistance, plasma donor compensation and corporate incentive and rewards. We plan to expand our product offering to include payroll cards, general purpose re-loadable cards, travel cards, and expense reimbursement and per diem cards. Our cards are offered to end users through our relationships with issuing banks.

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

We manage all aspects of the prepaid card lifecycle, from managing the card design and approval processes with partners and associations, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement. We deploy a fully staffed, in-house customer service department which utilizes bi-lingual customer service agents, Interactive Voice Response, (IVR), SMS alerts and two way SMS messaging.

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

Cash restricted and Customer card funding – At September 30, 2018 and December 31, 2017, restricted cash consists of funds held specifically for our card products for which we have recorded a corresponding customer card funding liability in the same amount. Restricted cash is not available for corporate use.

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

Income Taxes

The Company intends on using their net operating loss carryforwards to offset any future taxable income and therefore has not recorded a provision for income taxes for the three and nine months ended September 30, 2018.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contacts with Customers (ASC Topic 606), guidance on recognizing revenue from contracts with customers. The guidance outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the model is that an entity recognizes revenue to portray the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands disclosure requirements regarding revenue recognition. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively to each prior period presented or using a modified retrospective approach with the cumulative effect recognized as of the date of initial application. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. We adopted this guidance as of January 1, 2018 using the modified retrospective transition method. The adoption of the guidance did not have a material impact on our financial condition and results of operations. The standard also requires new, expanded disclosures regarding revenue recognition. Several ASU’s have been issued since the issuance of ASU 2014-09. These ASU’s, which modify certain sections of ASU 2014-09 are intended to promote a more consistent interpretation and application of the principles outlined in the standard.

We recognize revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customers; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligations.

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

In June 2018, the FASB issued ASU 2018-17, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Under the guidance, equity-classified nonemployee awards are measured on the grant date, rather than on the earlier of (1) the performance commitment date or (2) the date at which the nonemployee’s performance is complete. The guidance is effective in annual periods beginning after 15 December 2018, and interim periods within those years. We are currently evaluating the impact of adopting the new standards on our consolidated financial statements.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2018	December 31, 2017
Equipment	$1,556,163	$1,387,589
Software	165,274	123,913
Furniture and fixtures	132,868	126,174
Website Costs	25,467	25,467
Leasehold improvements	51,694	50,999
	1,931,466	1,714,142
Less: accumulated depreciation	1,024,432	859,740
Fixed assets, net	$907,034	$854,402

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2018	December 31, 2017
Patents and trademarks	$36,072	$34,771
Platform and licenses	3,728,762	2,808,886
Kiosk development	64,802	64,802
Licenses	433,685	393,958
	4,263,321	3,302,417
Less: accumulated amortization	2,277,558	1,662,860
Intangible assets, net	$1,985,763	$1,639,557

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years.

4.     COMMON STOCK

At September 30, 2018, 3PEA’s authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2018, we had outstanding 44,100,765 shares of common stock, and no shares of preferred stock.

2018 Transactions: During the nine months ended September 30, 2018, we issued shares of common stock as follows:

•	200,000 shares were issued as a result of the exercise of a warrant with an exercise price of $0.50 for a total of $100,000 in cash proceeds.
•	100,000 shares of common stock were issued for stock-based compensation for a consultant for services earned.
•	130,000 shares of common stock were issued for stock-based compensation for a consultant for services to be rendered.

2017 Transactions: During the nine months ended September 30, 2017, we issued shares of common stock as follows:

•	75,000 shares of common stock for current services rendered totaling $12,882 or $0.17 per share (average cost).
•	200,000 shares of common stock issued to an employee as a bonus totaling of $84,400 or $0.42 per share (average cost).
•	200,000 shares of common stock were issued as a result of the exercise of a warrant with an exercise price of $0.25 for a total of $50,000 in cash proceeds.

Stock, Options and Warrant Grants:

On August 7, 2018, we granted an employee of 3PEA options to purchase 500,000 shares common stock exercisable for five years at $2.63 per share, which vest annually over a five-year period from the date of hire. The options were valued at $1,315,011 using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $3.39 per share; exercise price of $3.39; 5 year life; discount rate of 2.95%; and volatility rate of 263%. The amount expensed of this grant for the three and nine months ended September 30, 2018 totaled $34,797 and $34,797, respectively. As of September 30, 2018 none of the options have vested or been exercised.

On July 18, 2018, we granted stock options for various employees of 3PEA to purchase 750,000 shares of common stock exercisable for five years with an exercise price of $2.40 per share, which vest annually over a five-year period, as long as they remain employed with 3PEA, beginning July 18, 2018. The options were valued at $1,397,777 using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $2.40 per share; exercise price of $2.40; 5 year life; discount rate of 2.88%; and volatility rate of 235%. The amount expensed related to this grant for the three and nine months ended September 30, 2018 totaled $55,911 and $55,911, respectively. As of September 30, 2018 none of the options have vested or been exercised.

In July 2018, we granted 130,000 shares to a consultant. The shares were valued at $338,000 or $2.60 per share. The 130,000 shares will be expensed over the contract period of one year. The value earned for the three and nine months ended September 30, 2018 was $60,189 and $60,189, respectively. As of September 30, 2018, the full 130,000 shares have been issued (see Note 4 Common Stock – 2018 Transactions) and the unearned portion totaling $277,811 has been recorded as contra equity and included in additional paid-in capital.

On May 3, 2018, we appointed Dan R. Henry to our board of directors as an independent director. In connection with his appointment, we issued Mr. Henry options to purchase 1,500,000 shares common stock exercisable over five years with an exercise price of $1.34 per share, which vest over a four-year period from the date of his appointment. The options were valued at $1,574,691 using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $1.34 per share; exercise price of $1.34; 5 year life; discount rate of 2.94%; and volatility rate of 238%. The amount expensed related to this grant for the three and nine months ended September 30, 2018 totaled $98,334 and $163,907, respectively. As of September 30, 2018 none of the options have vested or been exercised.

On May 3, 2018, we appointed Dennis Triplett to our board of directors as an independent director. In connection with his appointment, we granted Mr. Triplett 200,000 shares of restricted common stock which vest over a four-year period from the date of his appointment. The shares have a fair market value of $268,000 or $1.34 per share. The amount vested and expensed of this grant for the three and nine months ended September 30, 2018 totaled $18,884 and $30,000, respectively. As of September 30, 2018 none of the shares have been issued.

On April 13, 2018, we appointed Quinn Williams to our board of directors as an independent director. In connection with his appointment, we granted Mr. Williams 200,000 shares of restricted common stock which vest over a four-year period from the date of his appointment. The shares have a fair market value of $320,000 or $1.60 per share. The amount vested and expensed of this grant for the three and nine months ended September 30, 2018 totaled $20,002 and $37,336, respectively. As of September 30, 2018 none of the shares have been issued.

On March 29, 2018, we appointed Bruce A. Mina to our board of directors as an independent director. In connection with his appointment, we granted Mr. Mina 200,000 shares of restricted common stock which vest over a four-year period from the date of his appointment. The shares have a fair market value of $234,000 or $1.17 per share. The amount vested and expensed of this grant for the three and nine months ended September 30, 2018 totaled $14,625 and $29,250, respectively. As of September 30, 2018 none of the shares have been issued.

In January 2018, the Company granted 990,000 shares of restricted common stock to certain employees of 3PEA with a fair market value of $808,450 with a range of $0.67 to $0.74 per share. The 990,000 shares have an annual vesting period of five years with the first vesting period occurring on December 31, 2018. The amount vested and expensed of this grant for the three and nine months ended September 30, 2018 totaled $22,314 and $100,198, respectively. As of September 30, 2018, none of the shares have been issued.

In January 2018, we granted 300,000 shares of restricted common stock to an employee of 3PEA with a fair market value of $213,000, or $0.71 per share. The 300,000 shares have an annual vesting period of three years with the first vesting period occurring on December 31, 2018. The amount vested and expensed of this grant for the three and nine months ended September 30, 2018 totaled $17,750 and $53,250, respectively. As of September 30, 2018, none of the shares have been issued.

In July 2017, we granted 200,000 shares of restricted common stock to an officer of 3PEA with a fair market value of $84,400 or $0.422 per share. These shares have been issued. Concurrently, the Company also granted the employee four equal tranches of 200,000 restricted common shares, each valued at $84,400 which will vest in equal amounts over a four year period on the last day of each quarter, commencing December 31, 2017. The amount vested and expensed of this grant for the three and nine months ended September 30, 2018 totaled $21,100 and $63,300, respectively. None of the shares subject to vesting restrictions have been issued.

In November 2016, we granted a total of 5,000,000 shares to certain officers and directors of 3PEA with a total value of $787,950 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares have a quarterly vesting period of five years with the first vesting period occurring on December 31, 2016. The approximate value vested and expensed for the three and nine months ended September 30, 2018 was $39,398 and $118,192 respectively. As of September 30, 2018, none of the shares have been issued.

In November 2016, we granted 210,000 shares to a consultant. The shares were valued at $33,094 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 210,000 shares have a quarterly vesting period of three years with the first vesting period occurring on December 31, 2016. The approximate value vested for the three and nine months ended September 30, 2018 was $2,758 and $8,274, respectively. As of September 30, 2018, none of the shares have been issued.

5.     SUBSEQUENT EVENTS

There were no reportable subsequent events after September 30, 2018 and up through the date of this filing.

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

Overview

3PEA International, Inc. is a vertically integrated provider of innovative prepaid card programs and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, reduce administration costs and streamline operations. Public sector organizations can utilize the solutions to disburse public benefits or for internal payments. We market our prepaid card solutions under our PaySign brand. As we are a payment processor and prepaid card program manager, we derive our revenue from all stages of the prepaid card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through our proprietary PaySign platform. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

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

We have developed prepaid card programs for corporate and incentive rewards including, but not limited to, healthcare reimbursement payments, pharmaceutical co-pay assistance, donor compensation and automobile dealership incentives. We are expanding our product offering to include additional corporate incentive products, payroll cards, general purpose re-loadable cards, travel cards, and expense reimbursement cards. Our cards are offered to end users through our relationships with issuing banks.

We are a vertically integrated payment processor and prepaid card program manager offering innovative payment solutions to corporations, government agencies, universities and other organizations. Our payment solutions are utilized by our customers as a means to increase customer loyalty, reduce administration costs and streamline operations. We market our prepaid card solutions under our PaySign brand. As we are a payment processor and prepaid card program manager, we derive our revenue from all stages of the prepaid card lifecycle. These revenues can include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees derived from card usage; inactivity fees; card replacement fees and program administration fees. We provide an in-house customer service center which includes live bi-lingual phone operators staffed 24/7, for incoming calls. We also provide in house Interactive Voice Response (IVR), SMS alerts and two way SMS messaging platforms.

We divide prepaid cards into two general categories: corporate and consumer reloadable, and non-reloadable cards.

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

Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products in a variety of market niches. Our proprietary platform is scalable and customizable, delivering cost benefits and revenue building opportunities to partners. We manage all aspects of the prepaid card lifecycle, from managing the card design and approval processes with banking partners and card associations, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement.

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

We are devoting more extensive resources to sales and marketing activities as we have added essential personnel to our marketing and sales department, specifically in the healthcare and traditional corporate incentive markets. We sell our products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities.

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

	Three months ended September 30,
	2018	2017
Reconciliation of adjusted EBITDA to net income:
Net income attributable to 3PEA International, Inc.	$800,862	$500,168
Provision for income taxes	–	3,000
Depreciation and amortization	284,124	276,533
EBITDA	1,084,986	779,701
Stock-based compensation	405,921	135,132
Adjusted EBITDA	$1,490,907	$914,833

	Nine months ended September 30,
	2018	2017
Reconciliation of adjusted EBITDA to net income:
Net income attributable to 3PEA International, Inc.	$1,945,425	$1,254,004
Provision for income taxes	–	9,000
Interest expense	–	31,623
Depreciation and amortization	779,797	725,401
EBITDA	2,725,222	2,020,028
Stock-based compensation	755,503	238,040
Adjusted EBITDA	$3,480,725	$2,258,068

Results of Operations

Three Months ended September 30, 2018 and 2017

Revenues for the three months ended September 30, 2018 were $6,421,396, an increase of $2,491,405 compared to the same period in the prior year, when revenues were $4,001,991. The increase in revenue is primarily due to an increase in the number of new corporate incentive prepaid card programs and growth within our existing corporate incentive prepaid card products. As of September 30, 2018, we managed 244 card programs with over 2,000,000 participating cardholders.

We expect revenues to continue to trend upwards for the foreseeable future as we continue to grow revenue in our existing card programs and implement new programs within the healthcare payment vertical, as well as the corporate incentive space. We intend to introduce a general spend reloadable prepaid card, initially targeting an existing base of over two million cardholders. As part of our long term growth initiative, we are actively pursuing acquisition candidates in our industry that have reputations for quality service and demonstrated profitability.

Cost of revenues (excluding depreciation and amortization) for the three months ended September 30, 2018 were $3,376,753, an increase of $1,231,132 compared to the same period in the prior year, when cost of revenues (excluding depreciation and amortization) were $2,145,621. Cost of revenues (excluding depreciation and amortization) constituted approximately 53% and 54% of total revenues during the third quarter of 2018 and 2017, respectively, which was consistent with our expectations. Cost of revenues (excluding depreciation and amortization) is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the three months ended September 30, 2018 was $3,044,643, an increase of $1,188,273 compared to the same period in the prior year, when gross profit was $1,856,370. Our overall gross profit percentage of 47% and 46% during the third quarters of 2018 and 2017 which was consistent with our overall expectations.

Depreciation and amortization for the three months ended September 30, 2018 was $284,124, an increase of $7,591 compared to the same period prior year of $276,533.

Selling, general and administrative expenses for the three months ended September 30, 2018 were $1,996,957, an increase of $892,677 compared to the same period in the prior year, when selling, general and administrative expenses were $1,104,280. The increase in selling, general and administrative expenses was due to increased staffing necessary to support the growth of our business which includes additional expenses related to the expansion of our sales and marketing departments.

In the three months ended September 30, 2018, we recorded operating income of $763,562, as compared to $475,557 in the same period in the prior year, representing an increase in operating income of $288,005.

Other income for the three months ended September 30, 2018 was $36,683, an increase in net other income of $22,285 compared to the same period in the prior year when other income was $14,398 which is due to increased interest income and is within our overall expectations.

Net income before noncontrolling interest for the three months ended September 30, 2018 was $800,245, an increase of $313,290 compared to the same period in the prior year of $486,955. The increase in our net income before noncontrolling interest is attributable to the aforementioned factors.

Net loss attributable to the noncontrolling interest for the three months ended September 30, 2018 was $617, a decrease of $12,596 compared to the same period in the prior year of $13,213.

Net income attributable to 3PEA International, Inc. for the three months ended September 30, 2018 was $800,862, an increase of $300,694 compared to the same period in the prior year, when we recorded net income of $500,168. The increase in our net income is attributable to the aforementioned factors.

Nine Months ended September 30, 2018 and 2017

Revenues for the nine months ended September 30, 2018 were $16,558,438, an increase of $5,937,383 compared to the same period in the prior year, when revenues were $10,621,055. The increase in revenue is primarily due to an increase in the number of new corporate incentive prepaid card products as well as growth within our existing corporate incentive prepaid card products.

Cost of revenues (excluding depreciation and amortization) for the nine months ended September 30, 2018 were $8,650,839, an increase of $2,816,130 compared to the same period in the prior year, when cost of revenues (excluding depreciation and amortization) were $5,834,709. Cost of revenues (excluding depreciation and amortization) constituted 52% and 55% of total revenues in 2018 and 2017, respectively, which was consistent with our expectations. Cost of revenues (excluding depreciation and amortization) is comprised of transaction processing fees, data connectivity and data center expenses, network fees, card production costs, customer service and program management expenses, application integration setup and sales expense.

Gross profit for the nine months ended September 30, 2018 was $7,907,599, an increase of $3,121,253 compared to the same period in the prior year, when gross profit was $4,786,346. Our overall gross profit percentage of 48% and 45% during the first nine months of 2018 and 2017 which was consistent with our overall expectations.

Depreciation and amortization for the nine months ended September 30, 2018 were $779,797, an increase of $54,396 compared to the same period prior year of $725,401. Overall increase in depreciation and amortization was primarily a result of an increase in amortization expense related to additional capitalized platform costs.

Selling, general and administrative expenses for the nine months ended September 30, 2018 were $5,244,684, an increase of $2,396,729 compared to the same period in the prior year, when selling, general and administrative expenses were $2,847,955. The increase in selling, general and administrative expenses was due to increased staffing necessary to support the growth of our business as well as additional expenses related to the expansion of our sales and marketing departments.

In the nine months ended September 30, 2018, we recorded operating income of $1,883,118, as compared to $1,212,990 in the same period in the prior year, an increase in operating income of $670,128.

Other income (expense) for the nine months ended September 30, 2018 was $62,298, an increase in net other income (expense) of $53,526 compared to the same period in the prior year when other income (expense) was $8,772 which is due to increased interest income and is within our overall expectations.

Net income before noncontrolling interest for the nine months ended September 30, 2018 was $1,942,291, an increase of $729,529 compared to the same period in the prior year of $1,212,762. The increase in our net income before noncontrolling interest is attributable to the aforementioned factors.

Net loss attributable to the noncontrolling interest for the nine months ended September 30, 2018 was $3,134, a decrease of $38,108 compared to the same period in the prior year of $41,242. The decrease in net loss attributable to noncontrolling interest is primarily due to a decrease in expenses related to our European subsidiary.

Net income attributable to 3PEA International, Inc. for the nine months ended September 30, 2018 was $1,945,425, an increase of $691,421 compared to the same period in the prior year, when we recorded net income of $1,254,004. The increase in our net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017
Net cash provided by operating activities	$8,649,817	$4,133,672
Net cash used in investing activities	(1,178,635)	(1,250,795)
Net cash provided by (used in) financing activities	100,000	(102,060)
Net increase in cash and restricted cash	$7,571,182	$2,780,817

Comparison of nine months ended September 30, 2018 and 2017

During the nine months ended September 30, 2018 and 2017, we financed our operations entirely through revenues generated from operations.

Operating activities provided $8,649,817 of cash in the nine months ended September 30, 2018, as compared to $4,133,672 of cash provided by the same period in the prior year. Excluding the change in customer card funding, net cash provided by operating activities was $2,629,892 in the nine months ended September 30, 2018, as compared to net cash provided by $1,637,648 in the same period in the prior year. In 2018 and 2017, $6,019,925 and $2,496,024, respectively, of cash was provided by change in customer card funding, which affected our restricted cash for the same amount in both years. Major non-cash items that affected our cash flow from operations in the nine months ended September 30, 2018 were non-cash charges of $779,797 for depreciation and amortization, as well as stock-based compensation of $755,503. Our operating assets and liabilities, excluding customer card funding, used $(847,699) of cash, most of which resulted from an increase in accounts payable and accrued liabilities of $(92,645), decrease in accounts receivable of $(225,436), and decrease in prepaid expenses and other assets of $(530,618). Major non-cash items that affected our cash flow from operations in the nine months ended September 30, 2017 were non-cash charges of $725,401 for depreciation and amortization, as well as stock-based compensation of $238,040.  Our operating assets and liabilities in the nine months ended September 30, 2017, excluding customer card funding, used $(538,555) of cash, most of which resulted from a decrease in legal settlements payable of $(254,900), and decrease in prepaid expenses of $(251,261), and increase in accounts payable of $40,858.

Investing activities used $(1,178,635) of cash in the nine months ended September 30, 2018, as compared to $(1,250,795) of cash used in the same period in 2017. In both periods, investing activities consisted of capital expenditures to improve and enhance the processing platform used in our business.

Financing activities provided $100,000 of cash in the nine months ended September 30, 2018 as compared to $(102,060) of cash used in the nine months ended September 30, 2017. In 2018, financing activities consisted of $100,000 in cash provided from an exercise of a stock warrant. In 2017, cash used in financing activities consisted of payments on notes payables totaling $152,060 offset by $50,000 received from the exercise of a warrant.

Sources of Financing

We believe that our available cash on hand, excluding restricted cash, at September 30, 2018 of $4,299,570 and revenues anticipated for the remainder of 2018 will be sufficient to sustain our operations for the next twelve months. However, as noted above, we are pursuing possible acquisitions of complementary businesses. If we identify suitable acquisition candidate(s), we may be required to raise capital through a debt or equity offering to finance the acquisition(s). There is no assurance that we will be able to negotiate an acquisition on favorable terms, or that we will be able to arrange financing for an acquisition on attractive terms.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Because we are a smaller reporting company, it is not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2018, we issued the following shares of common stock in unregistered transactions:

In August 2018, 100,000 shares of common stock were issued for stock-based compensation to a consultant for services performed in prior periods.

In August 2018, 130,000 shares of common stock were issued for stock-based compensation to a consultant for services to be rendered.

In September 2018, 200,000 shares of common stock were issued related to an exercise of a stock warrant granted in 2016 for cash proceeds totaling $100,000.

These shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

3PEA INTERNATIONAL, INC.

Date: November 13, 2018	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: November 13, 2018	/s/ Brian Polan
By: Brian Polan, Chief Financial Officer (principal financial and accounting officer)

