Form 10-K
period 2018-12-31
3PEA INTERNATIONAL, INC.
filed 2019-03-12
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $60,314,637 based upon a market price of $2.40 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 46,731,912 as of March 8, 2019.

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

i

PART I

ITEM 1. BUSINESS.

Overview

The company was founded in 2001 as 3PEA Technologies, Inc. In March 2006, we completed a reverse-merger with a non-operating public company named Tika Corporation which was originally incorporated in Nevada as G.K.W., Inc. on August 24, 1995. As a result of the reverse-merger, 3PEA Technologies, Inc. became a wholly owned subsidiary of Tika Corporation. We changed our name to Paypad Inc. on March 13, 2006. On October 19, 2006, we changed our name to 3PEA International, Inc. In 2007, we acquired control of Wow Technologies, Inc., a payment solutions company with a proprietary card processing platform, in a share exchange agreement whereby Wow Technologies, Inc. became our majority-owned subsidiary.

The business of 3PEA Technologies, Inc., both before and after we acquired it, was the development of a secure payment gateway and hardware device which utilized encryption technology and secure key exchange to facilitate PIN debit transactions over the internet. We developed proprietary stored value systems, secure key loading systems, and acted as an encryption service organization injecting keys into its proprietary payment terminal called the PayPad®. Users could connect the device to their computers and utilize it to make purchases over the internet without having to provide their credit card and other personal information to the seller. Due to the lack of market acceptance of this concept, we ultimately determined to discontinue the product. We successfully adapted our payment platform to alternatively support prepaid debit cards, which is our current business.

Business of Issuer

3PEA International, Inc. is a vertically integrated provider of innovative prepaid card programs and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, increase patient adherence rates, reduce administration costs and streamline operations. Public sector organizations can utilize our payment solutions to disburse public benefits or for internal payments. We market our prepaid card solutions under our PaySign brand. As we are a payment processor and prepaid card program manager, we derive our revenue from all stages of the prepaid card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our clients. We have extended our processing business capabilities through our proprietary PaySign platform. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

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

We have developed prepaid card programs for corporate incentive and rewards including, but not limited to, consumer rebates and rewards, donor compensation, healthcare reimbursement payments and pharmaceutical payment assistance. We are expanding our product offerings to include additional corporate incentive products, payroll cards, demand deposit accounts accessible with a debit card, travel cards, and expense reimbursement cards. Our cards are sponsored by our issuing bank partners.

We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and networks, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement. We deploy a fully staffed, in-house customer service department which utilizes bi-lingual customer service representatives, Interactive Voice Response (“IVR”), and two-way short message service (“SMS”) messaging.

To date, we have issued millions of prepaid debit cards under programs implemented for Fortune 500 companies, multinationals, as well as top pharmaceutical manufacturers, universities and social media companies.

Depending on the program selected by the client, we generate the following types of revenues: setup charges; customized software development fees; data processing and report generation fees; transaction fees from each transaction by a cardholder; interchange fees; card fulfillment fees; fees related to customer service and administrative fees.

What Are Prepaid Cards?

Prepaid debit cards are issued by a financial institution and are loaded with funds and are used like a normal debit card. Prepaid debit cards are generally network branded (Amex, Discover, MasterCard, Visa) and can be used anywhere the card brand is accepted. Network branded prepaid cards provide consumers, businesses and governments with the efficiency, security and flexibility of digital payments through a non-credit payment option and provide the end user security against fraud and theft.

While these cards work like traditional debit/credit cards and offer many of the same fraud and loss protections, they access funds that have been loaded onto the card by either the cardholder, another person (as a gift), the government for benefits, employers/corporations for payroll, or by a corporation for rewards/incentives or health benefits. As a non-credit payment tool, they help users control their budget.

According to The Federal Reserve Payments Study: 2018 Annual Supplement, prepaid card payments reached 13.1 billion payments by number with a value of $0.30 trillion in 2017. In the same report, general purpose reloadable card payments (“GPR”) reached 112.6 billion payments by numbers with a value of $6.06 trillion in 2017.

Today, millions of Americans use network branded prepaid cards for the choice and protection they provide, including the estimated 43 million un-banked or underbanked (source: 2017 National Survey of Unbanked and Underbanked Households: FDIC October 2018) who would not otherwise have a way to participate in our card-based economy, parents of college-aged students who want a safe and secure way to give money without the risk of running up debt, and recipients of government benefits who need an efficient way to receive their welfare payments, child support payments, Supplemental Nutrition Assistance Program (SNAP) program payments or unemployment payments.

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

Recently, providers of GPR card products, in response to changes in the regulatory environment, have introduced new products similar to a GPR but that act as a true demand deposit account accessible with a debit card (“DDA Debit Card”), offering many of the features and functionalities of a debit card associated to a standard bank account including overdraft protection. The Company is focused on entering the Consumer market with a DDA Debit Card to be marketed as PaySign Premier, which will include all the functionalities discussed above.

Payroll: A prepaid card that is directly or indirectly established through an employer and to which electronic fund transfers of the cardholder's wages, salary, or other employee compensation (such as commissions), are made on a recurring basis.

Corporate Incentive Cards: A prepaid card that is provided to a consumer or potential consumer as an incentive to, or reward for purchasing a product or completing a task, such as completing a survey, adhering to a brand name drug regimen or test driving a vehicle. Payments can also be made by a company to an employee or agent as an incentive bonus.

Health Care: Pre-tax benefit cards linked to Health Savings Accounts (HSA), Flexible Spending Accounts (FSA) or Healthcare Reimbursement Accounts (HRA, which contain funds that can be used to pay for current or future medical expenses. Pharmaceutical companies also employ prepaid card programs to increase patient enrolment and adherence to a brand name drug through co-pay assist and buy and bill programs.

Government Disbursement Cards: Prepaid cards used for the purpose of disbursing government payments such as Social Security payments, disability payments, disaster relief payments, WIC or Food Stamp disbursements or government payroll.

Gift Cards: A prepaid card that is purchased by a gift giver to be given to a gift recipient.

Per Diem, Corporate Expense and Business Travel Cards: A reloadable card that allows businesses, non–profits and government agencies the ability to control employee spending while reducing administration costs by eliminating the need for traditional expense reports and eliminates the risks and expenses of handling paper checks and cash.

Our Products and Services

We are a vertically integrated payment processor and debit card program manager offering innovative payment solutions to corporations, government agencies, universities and other organizations. Our payment solutions are utilized by our customers as a means to increase customer loyalty, increase brand recognition, reward customers, agents and employees while reducing administration costs and streamlining operations. We market our prepaid debit card solutions under our PaySign® brand of prepaid cards. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. These revenues can include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees derived from card usage; inactivity fees; card replacement fees and program administration fees. We provide in-house customer service which includes live bilingual customer care representatives staffed 24/7/365. We also run in-house Interactive Voice Response and two way SMS messaging platforms. Our cards are offered to end users through our relationships with bank issuers.

In our early years of operations, we focused mainly on providing co-pay assistance prepaid cards to the pharmaceutical industry. In 2011, we began marketing a corporate incentive prepaid card based payment solution targeting the plasma donation industry. More recently, having built the necessary infrastructure and adding essential staff, we have increased our focus and sales efforts on corporate incentive and corporate expense card programs as well as retargeting the pharmaceutical industry with co-pay assistance, buy and bill and other prepaid programs designed to maximize patient enrollment, adherence and retention. In late 2018, we began to devote more resources to card programs used by the pharmaceutical industry, and we expect significant contributions to revenue and gross margins from these pharmaceutical programs commencing in the first quarter of 2019.

As of December 31, 2018, we had over 2.25 million cardholders participating in 250 card programs.

The PaySign Brand

In order to leverage the capabilities of the PaySign platform and successfully expand our product offerings, we established the PaySign brand of prepaid cards and solutions. The PaySign brand encompasses the entirety of our current and future prepaid product offerings, including but not limited to, corporate incentives, healthcare related payment solutions for clinical trials, donations and co-pay assistance, payroll, settlement payments, corporate expense cards and solutions designed for the public sector as well as general spend reloadable prepaid cards. PaySign is a registered trademark of 3PEA Technologies, Inc. in the United States and other countries.

Corporate Incentives

Our PaySign corporate incentive cards offer businesses a practical and contemporary way to reward and motivate existing and potential customers, employees, donors, patients, participants in clinical trials, sales professionals, agents and distributors. We develop incentive card programs, either traditional plastic or virtual, that our customers use for a wide variety of applications, including but not limited to: consumer rebates for large purchases or frequent buyers; trade incentives for third party distributors, new product launches and commission based sales incentives; consumer promotions such as automobile test drives; purchase incentives; loyalty rewards; compensation for time and effort of donating, pharmaceutical payment assistance, referral programs, event giveaways and purchase incentives. The PaySign solution can be integrated into existing payment management systems or as act as a stand-alone solution. The PaySign Card is accepted anywhere Visa is accepted.

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

Per Diem/ Corporate Expense Payments

Per Diem, Corporate Expense and Business Travel Cards: A reloadable prepaid card that allows businesses, non –profits and government agencies the ability to control employee spending while reducing administration costs by eliminating the need for traditional expense reports. 3PEA is currently focusing on marketing these card products to large corporations.

Pharmaceutical Market

Our PaySign solutions for the pharmaceutical industry are a specialized, adjudicated solution that off-sets a patient’s out-of-pocket costs associated with a prescription drug purchase. Funds are provided by the sponsoring pharmaceutical company for use at retail pharmacies, specialty pharmacies, hospitals, Doctor’s offices and clinics nationwide.

Our pharmaceutical solutions provide payment claims processing and other administrative services for clients, in real-time, according to client benefit plan designs. Our solutions present a cost-effective payment delivery vehicle by providing real-time financial benefit for both consumers and sponsors. Our offerings also allow clients to directly manage more of their pharmacy benefits and include pharmacy claims adjudication, network and payment administration, client call center service and support, reporting, rebate management, as well as implementation, training and account management.

Co-Pay Assistance Program

Our Co-Pay Payment Program is a pharmaceutical payment card which is adjudicated as a secondary claim at the point of purchase. The adjudication process determines what funds will be loaded onto the card by applying business rules designed by the sponsoring company. The loaded funds are then immediately applied to the prescription purchase at the point of purchase for the patient benefit. The card is used to defer out-of-pocket costs for the prescription. Key features and benefits of our PaySign Card for the Co-Pay Payment Program are:

•	Tracking and auditing "free samples" is no longer required, as the retail pharmacy network serves as the distribution mechanism for new prescriber promotions.

•	The patient's primary insurance pays the standard adjudicated amount for prescription fills that would historically be "free samples".

•	The distribution of cards enables far superior prescriber and patient data collection for the sponsoring pharmaceutical company through the use of automated questionnaires required to activate the cards.

•	The marketing programs can be better designed exactly to meet the specifications and needs of the sponsoring pharmaceutical company, as compared to programs involving the distribution of physical samples.

•	Because the card operates like a debit card, pharmacy retailers are paid instantly for the adjudicated promotional cost on covered prescription transactions.

•	We provide a set of comprehensive, customizable reporting modules to our pharmaceutical clients.

Buy and Bill Program

Where PaySign’s standard pharmaceutical Co-Pay assistance Cards provide payment for self-administered pharmaceuticals purchased at a pharmacy, PaySign’s Buy and Bill Programs are designed to provide a benefit for patients when purchasing directly from their physician’s office or through an infusion center for physician administered therapies.

Source Plasma Donor Payments

Plasma derived therapies are lifesaving treatments used to treat various rare conditions. In order for plasma based therapies to be produced, human plasma must be used in its manufacture. Human plasma is the yellow liquid portion of whole blood that can be easily replaced by the body. Plasma makes up approximately 57 percent of whole blood and consists primarily of water and proteins. Source plasma is the plasma collected from volunteer donors that serves as the raw material for the further manufacture into these lifesaving therapies. Historically, source plasma donation centers compensated their donors with cash or checks. In the past several years, plasma donation centers have migrated to a prepaid card based solution for donor payments.

The Company offers a comprehensive customized payment solution for source plasma collection centers under the PaySign brand. The solution consists of the PaySign Prepaid Debit Card, the PaySign Connect Portal for administrators, and the PaySign Kiosk. The solution offers customized reporting and provides a level of business analytics previously unavailable. The solution can be utilized either as a stand-alone web based solution or integrated with existing donor management system; giving plasma donation centers an increased level of flexibility. The company entered the market in late 2011 and has seen significant growth in this market segment. Currently, the Company services approximately 33% of the plasma collection centers in the US. The company expects our market share to continue to increase.

PaySign Premier

In response to new regulations, many providers of GPR cards are also offering a debit card which is linked to a demand deposit account (a “DDA Debit Card”) and will allow the cardholder to utilize overdraft protection in cases where the cardholder may spend more than the available balance in the account. Many issuers are actively marketing this product as use of this feature can be a significant source of income for the provider.

The Company is expecting to begin marketing its DDA Debit Card, PaySign Premier in 2019. The Company expects to market this product to a targeted portion of its existing cardholder base through existing communication points, as well as to the general public.

Other Services

Customer Service Center

In order to provide a full range of services to our customers, we offer a fully staffed, in-house Customer Service Center which is operational 24 hours a day, 7 days per week consisting of live bi-lingual customer care representatives. The PaySign Platform provides Interactive Voice Response (“IVR”), SMS alerts and two way SMS messaging, allowing cardholders to set alerts and check their balances and history without the assistance of a live customer service operator. We believe our in-house customer service center provides the highest quality customer service experience for our clients as training is performed on-site by 3PEA staff, and the center performs customer service solely for our products and services.

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

Sales and Marketing

We market our PaySign payment solutions through direct marketing by the Company’s sales team. Our primary market focus is on companies and municipalities that require a streamlined payment solution for rewards, rebates, payment assistance, and other payments to their customers, employees, agents and others. To reach these markets, we focus our sales efforts on direct contact with our target market and attendance at various industry specific conferences. We may, at times, utilize independent contractors who make direct sales and are paid on a commission basis only.

We expect to market our PaySign Premier card through existing communication channels to a targeted segment of our existing cardholders, as well as to a broad group of consumers, ranging from non-banked to fully banked with a focus on long term users of our product.

Markets and Major Customers

We have no major customers and we are not reliant on any individual program. We manage multiple programs at any given time. As of December 31, 2018, we managed 250 card programs with over 2.25 million participating cardholders.

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

Card Networks

In order to provide our products and services, we, as well as the banks that issue our cards, must be registered with Visa and/or MasterCard, as well as any other networks that we desire to use, such as Discover, Pulse, NYCE and Star, and, as a result, are subject to card association rules that could subject us to a variety of fines or penalties that may be levied by the card association or network for certain acts or omissions. The banks that issue our cards are specifically registered as "members" of the Visa and/or MasterCard card networks. Visa and MasterCard set the standards with which we and the card issuing banks must comply.

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

Employees and Independent Contractors

As of March 1, 2019, we had sixty four employees and independent contractors.

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

Risks Related to Our Business

Our growth rates may decline in the future. In fiscal 2018, we experienced growth in our corporate incentives solution business. There can be no assurance that we will be able to continue our current growth rate in future periods. In the near term, our continued growth depends in significant part on our ability, among other things, to enter new markets and to continue to attract new clients, and to retain our current clientele. Our continued growth also depends on our ability to develop and market other prepaid debit card products that can utilize the Paysign platform.

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

We and the banks that issue our cards are subject to Visa and MasterCard, Pulse, NYCE and Star association rules that could subject us to a variety of fines or penalties that may be levied by the card networks for acts or omissions by us or businesses that work with us. The termination of the card association registrations held by us or any of the banks that issue our cards or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have an adverse effect on our business, operating results and financial condition. In addition, from time to time, card networks increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and adversely affect our business, operating results and financial condition.

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

We may also be subject to costly litigation in the event our products and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of our management and employees. Any claim from third parties may result in limitations on our ability to use the intellectual property subject to these claims. As of December 31, 2018, we had not received any notice or claim of infringement from any party.

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

Risks Related to Our Common Stock

Our stock price is volatile and you may not be able to sell your shares at a price higher than what was paid.

The market for our common stock is highly volatile. In 2018, our stock price fluctuated between $0.70 and $5.33. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

We have 46,731,912 shares of common stock outstanding up through the date of this report, assuming no exercise of outstanding options, warrants or unvested restricted stock grants. None of the shares are subject to any lock-up agreements, and all are eligible for sale, subject in some cases to volume and other restrictions imposed by Rule 144. Sales of substantial amounts of our common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

ITEM 2. PROPERTIES.

We lease approximately 11,000 square feet of office space at 1700 W. Horizon Ridge Parkway, Henderson, Nevada 89012, under a lease of $18,200 per month.

We lease space for our data centers in Las Vegas, Nevada under co-location month to month agreements that have typical terms of 36 months. The agreements provide for lease payments of $5,533 per month.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2017 and until August 10, 2018, our common stock was traded on the OTCQB operated by OTC Markets Group, LLC under the symbol “TPNL”. On August 11, 2018, our common stock was approved for trading on the NASDAQ Capital Market, LLC under the symbol “TPNL”. The following table summarizes the low and high closing prices for our common stock for each of the calendar quarters of 2018 and 2017.

	2018		2017
	High	Low	High	Low
First Quarter	1.17	0.71	0.46	0.30
Second Quarter	2.53	1.16	0.48	0.39
Third Quarter	4.95	2.40	0.58	0.42
Fourth Quarter	4.26	3.20	0.74	0.43

There were approximately 1,993 shareholders of record of the common stock as of December 31, 2018. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2018 or 2017. Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so. There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ending December 31, 2018, we issued 2,440,000 shares of common stock to various employees and consultants that have been previously earned and vested.

The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter ending December 31, 2018, we did not purchase any shares of our common stock.

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

Overview

We are a vertically integrated provider of innovative prepaid card products and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, increase patient adherence rates, reduce administration costs and streamline operations. Public sector organizations can utilize our payment solutions to disburse public benefits or for internal payments. We market our prepaid card solutions under our PaySign brand. As we are a payment processor and prepaid card program manager, we derive our revenue from all stages of the prepaid card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our clients. We have extended our processing business capabilities through our proprietary PaySign platform. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

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

We have developed prepaid card programs for corporate incentive and rewards including, but not limited to, consumer rebates and rewards, donor compensation, healthcare reimbursement payments and pharmaceutical payment assistance. We are expanding our product offerings to include additional corporate incentive products, payroll cards, demand deposit accounts accessible with a debit card, travel cards, and expense reimbursement cards. Our cards are sponsored by our issuing bank partners.

Our revenues include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees and interchange derived from card usage; inactivity fees; card replacement fees and program administration fees. We provide an in-house customer service center which includes live bi-lingual phone operators staffed 24/7/365, for incoming calls. We also provide in house Interactive Voice Response and two way SMS messaging platforms.

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

Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products in a variety of market niches. Our proprietary platform is scalable and customizable, delivering cost benefits and revenue building opportunities to partners. We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with banking partners and card networks, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement.

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

In 2019, we plan to invest additional funds in technology improvements, sales and marketing, customer service, and regulatory compliance. We are considering raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds, but our expansion will not be as rapid.

2018 Year Milestones

•	Appointed four new independent members of the Board of Directors and named Dan Henry as the Chairman of the Board of Directors.
•	Established independent Audit, Compensation and Governance Committees of the Board of Directors.
•	Our common stock was approved for listing on the NASDAQ Capital Market in August 2018.
•	We had grown to 2.25 million cardholders and 250 card programs as of December 31, 2018.
•	Year over year revenue growth of 54%.
•	Generated surplus retained earnings from continued strong revenue growth.

Key Metrics, Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume was $621 million and $409 million for the years ended December 31, 2018 and 2017, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rate on Gross Dollar Volume Loaded on Cards – Comprised of revenue, gross profit and net profit conversion rates of gross dollar volume loaded on cards. Our revenue conversion rate for the years ended December 31, 2018 and 2017 were 3.77% or 377 basis points (“bps”), and 3.75% or 375 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rate for the years ended December 31, 2018 and 2017 were 1.84% or 184 bps, and 1.64% or 164 bps, respectively, of gross dollar volume loaded on cards. Our net profit conversion rate for the years ended December 31, 2018 and 2017 were 0.42% or 42 bps, and 0.44% or 44 bps, respectively, of gross dollar volume loaded on cards.

In addition, management reviews key performance indicators, such as revenue, gross profits, operational expense as a percent of revenues, and cardholder participation. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment and investment in new card programs. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

“EBITDA” defined as earnings before interest, taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude stock-based compensation.

	Year ended December 31,
	2018	2017
Reconciliation of adjusted EBITDA to net income:
Net income attributable to 3PEA International, Inc.	$2,588,054	$1,791,141
Income tax provision	–	6,000
Interest	(139,738)	(7,603)
Depreciation and amortization	1,089,521	876,191
EBITDA	3,537,837	2,665,729
Stock-based compensation	1,366,944	308,696
Adjusted EBITDA	$4,904,781	$2,974,425

Results of Operations

In 2018, we increased our focus on sales and new product development while continuing to invest in our core infrastructure, platform development and the addition of essential personnel in order to allow us to successfully scale our business and pursue new vertical markets. As a result, we experienced record annual revenue and continued profitability in 2018.

Fiscal Years Ended December 31, 2018 and 2017

Revenues for the year ended December 31, 2018 were $23,423,675, an increase of $8,189,584 compared to the year ended December 31, 2017, when revenues were $15,234,091. The increase in revenue approximating 54% was primarily due to an increase in the number of new corporate incentive prepaid card products and growth within our existing corporate incentive prepaid card products. We believe we will continue to experience a similar revenue growth rate in 2019 as compared to 2018, as a result of growth in our existing and the expected addition of new card products in various market verticals.

Cost of revenues (excluding depreciation and amortization) for the year ended December 31, 2018 were $12,026,452, an increase of $3,492,180 compared to the year ended December 31, 2017, when cost of revenues were $8,534,272. Cost of revenues constituted approximately 51% and 56% of total revenues in 2018 and 2017, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service and program management expenses, application integration setup, and sales and commission expense. Our cost of revenues (excluding depreciation and amortization) as a percentage of revenues decreased due to improved network interchange margins and a favorable client mix. We believe our cost of revenues as a percentage of revenue will continue to decrease in 2019.

Gross profit for the year ended December 31, 2018 was $11,397,223, an increase of $4,697,404 compared to the year ended December 31, 2017, when gross profit was $6,699,819. Our overall gross margins were 49% and 44% during the fiscal years 2018 and 2017 which was consistent with our overall expectations. We believe our gross margin will further improve in 2019 due to increased efficiencies and favorable client industry mix.

Depreciation and amortization for the year ended December 31, 2018 were $1,089,521, an increase of $213,330 compared to the year ended December 31, 2017 when depreciation and amortization were $876,191. The increase in depreciation and amortization was primarily due to continued capitalization on enhancements to our platform which we expect to continue with further enhancements in the future.

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2018 were, $7,835,074 an increase of $3,779,238 compared to the year ended December 31, 2017, when selling, general and administrative expenses were $4,055,836. The increase in SG&A was primarily due to the continued ramp up of our investment in infrastructure, increased staffing, and increased stock based compensation as inducement grants. We anticipate the SG&A growth rate to slow in 2019, contributing to higher net margins.

In the fiscal year ended December 31, 2018, we recorded operating income of $2,472,628 as compared to operating income of $1,767,792 in the fiscal year ended December 31, 2017, an increase of $704,836.

Our income tax provision for the year ended December 31, 2018 was $-0-, as compared to $6,000 for year ended December 31, 2017. For the year ended December 31, 2018, we utilized the available net operating loss carryforward in its calculation for the income tax provision for 2018.

Other income (expense) for the year ended December 31, 2018 was $108,613, as compared to other income (expense) of $23,918 in year ended December 31, 2017, which represents an increase in net other income (expense) of $84,695.

Our net income attributable to 3PEA International, Inc. for the year ended December 31, 2018 was $2,588,054 as compared to net income of $1,791,141 in the year ended December 31, 2017, which represents an increase in net income of $796,913. The overall change in net income is attributable to the aforementioned factors.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Net cash provided by operating activities	$15,995,969	$7,151,714
Net cash (used in) investing activities	(1,594,985)	(1,519,345)
Net cash provided by (used in) financing activities	100,000	(102,060)
Net increase in cash and restricted cash	$14,500,984	$5,530,309

Comparison of Fiscal 2018 and 2017

In fiscal 2018 and 2017, we financed our operations through internally generated funds.

Operating activities provided $15,955,969 of cash in 2018, as compared to $7,151,714 of cash provided in fiscal 2017. Of the 2018 amount, $11,544,530 was provided by change in customer card funding, which affected our restricted cash for the same amount. Excluding the change in restricted cash, net cash provided by operating activities was $4,451,439. In 2017, $4,413,939 of cash was provided by change in customer card funding, which affected our restricted cash by the same amount. Excluding the change in restricted cash, cash provided by operating activities in 2017 was $2,737,775. Major non-cash items that affected our cash flow from operations in 2018 were non-cash stock based expenses of $1,366,944 and depreciation and amortization of $1,089,521. In 2018, our operating assets and liabilities, excluding changes in customer card funding, used $(586,267) of cash, which resulted primarily from an increase in prepaid expenses and other current assets of $(596,901). Major non-cash items that affected our cash flow from operations in 2017 were non-cash stock-based expenses of $308,696 and depreciation and amortization of $876,191. In 2017, our operating assets and liabilities, excluding changes in customer card funding, used $232,822 of cash, which resulted primarily from an increase in prepaid expenses and other current assets of $302,155, payment of a legal settlement payable of $254,900, offset by an increase in accounts payable and accrued liabilities of $379,487.

Investing activities used $(1,594,985) of cash in 2018, as compared to $(1,519,345) of cash in 2017, all of which related in both years to ongoing platform development and the purchase of equipment used in our business.

Financing activities provided $100,000 of cash in 2018 as compared to $(102,060) of cash (used in) 2017. Our cash provided in financing activities in 2018 consisted of cash received from the exercise of stock warrants totaling $100,000. Our cash used in financing activities (used in) 2017 related to net repayment of borrowings of $(152,060) offset by cash received from the exercise of stock warrant totaling $50,000.

Liquidity and Sources of Financing

We believe that our available cash on hand, excluding restricted cash, at December 31, 2018 of $5,615,073, along with anticipated revenues and operating profits anticipated for 2019, will be sufficient to sustain our operations for the next twelve months.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2018 and 2017, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Mark Newcomer, our chief executive officer, and Mark Attinger, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2018 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List the following documents filed as a part of the report:

(1)       All financial statements: Audited financial statements of 3PEA International, Inc. as of December 31, 2018 and 2017, and for the years ended December 31, 2018 and 2017, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ equity.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated June 30, 2010 (1)
3.2	Amended and Restated By-Laws (3)
4.2	Form of Warrant (1)
10.1	Share Exchange Agreement between 3PEA International, Inc. and WOW Technologies, Inc. (1)
10.2	Plan of Reorganization of Wow Technologies, Inc. (1)
14.1*	Code of Ethics
11	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends (4)
21	Subsidiaries of Registrant (1)
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form 10 filed on September 16, 2010.
(2)	Information pertaining to our common stock is contained in our Articles of Incorporation and Bylaws.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on May 22, 2018.
(4)	Included within financial statements.

ITEM 16. Form 10-k summary

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

3PEA INTERNATIONAL, INC.

Dated: March 12, 2019	/s/ Mark Newcomer
Mark R. Newcomer, Chief Executive Officer (Principal Executive Officer)

Dated: March 12, 2019	/s/ Mark Attinger
By: Mark Attinger, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: March 12, 2019	/s/ Mark Newcomer
Mark R. Newcomer, Director and Chief Executive Officer

Dated: March 12, 2019	/s/ Daniel Spence
Daniel H. Spence, Chief Technology Officer and Director

Dated: March 12, 2019	/s/ Joan Herman
Joan Herman, Chief Operating Officer and Director

Dated: March 12, 2019	/s/ Dan Henry
Dan Henry, Director and Chairman

Dated: March 12, 2019	/s/ Bruce Mina
Bruce Mina, Director

Dated: March 12, 2019	/s/ Dennis Triplett
Dennis Triplett, Director

Dated: March 12, 2019	/s/ Quinn Williams
Quinn Williams, Director

EXHIBIT A

3PEA INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of 3PEA International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 3PEA International, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company’s auditors since 2017

Los Angeles, California

March 11, 2019

3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$5,615,073	$2,748,313
Restricted Cash	26,050,668	14,416,444
Accounts Receivable	337,303	165,523
Prepaid Expenses and other current assets	1,175,241	578,340
Total current assets	33,178,285	17,908,620

Fixed assets, net	883,490	854,402

Intangible assets, net	2,115,933	1,639,557

Total assets	$36,177,708	$20,402,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,327,497	$1,145,083
Customer card funding	25,960,974	14,416,444
Total current liabilities	27,288,471	15,561,527

Total liabilities	27,288,471	15,561,527

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 46,440,765 and 43,670,765 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	46,441	43,671
Additional paid-in capital	8,620,144	7,155,970
Treasury stock at cost, 303,450 and 303,450 shares, December 31, 2018 and December 31, 2017, respectively	(150,000)	(150,000)
Retained earnings (accumulated deficit)	579,582	(2,008,472)
Total 3PEA International, Inc.'s stockholders' equity	9,096,167	5,041,169
Non-controlling interest	(206,930)	(200,117)
Total stockholders' equity	8,889,237	4,841,052

Total liabilities and stockholders' equity	$36,177,708	$20,402,579

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the year ended December 31, 2018	For the year ended December 31, 2017
Revenues	$23,423,675	$15,234,091

Cost of revenues (excluding depreciation and amortization)	12,026,452	8,534,272

Gross profit	11,397,223	6,699,819

Operating expenses
Depreciation and amortization	1,089,521	876,191
Selling, general and administrative	7,835,074	4,055,836
Total operating expenses	8,924,595	4,932,027

Income from operations	2,472,628	1,767,792

Other income (expense)
Other	(31,125)	16,315
Interest	139,738	7,603
Total other income (expense)	108,613	23,918

Income before noncontrolling interest	2,581,241	1,791,710
Income tax provision	–	6,000

Net income before noncontrolling interest	2,581,241	1,785,710
Net loss attributable to the noncontrolling interest	6,813	5,431

Net income attributable to 3PEA International, Inc.	$2,588,054	$1,791,141

Net income per common share - basic	$.06	$.04
Net income per common share – fully diluted	$.05	.04

Weighted average common shares outstanding - basic	45,483,693	43,397,477
Weighted average common shares outstanding - fully diluted	52,347,736	48,037,477

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Stockholders' Equity Attributable to 3PEA International, Inc.
	Common Stock		Additional Paid-in	Treasury Stock	Retained Earnings (Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit)	Interest	Equity

Balance, December 31, 2016	43,185,765	$43,186	$6,797,759	$(150,000)	$(3,799,613)	$(194,686)	$2,696,646
Issuance of stock for services	75,000	75	12,807	–	–	–	12,882
Exercise of stock warrant	200,000	200	49,800	–	–	–	50,000
Issuance of stock for stock based compensation	210,000	210	91,590	–	–	–	91,800
Stock based compensation	–	–	204,014	–	–	–	204,014
Net income (loss)	–	–	–	–	1,791,141	(5,431)	1,758,710
Balance, December 31, 2017	43,670,765	43,671	7,155,970	(150,000)	(2,008,472)	(200,117)	4,841,052
Issuance of stock for services	130,000	130	144,010	–	–	–	144,140
Exercise of stock warrant	200,000	200	99,800	–	–	–	100,000
Issuance of stock for stock based compensation	2,440,000	2,440	(2,440)	–	–	–	–
Stock based compensation	–	–	1,222,804	–	–	–	1,222,804
Net income (loss)	–	–	–	–	2,588,054	(6,813)	2,581,241
Balance, December 31, 2018	46,440,765	$46,441	$8,620,144	$(150,000)	$579,582	$(206,930)	$8,889,237

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the year ended December 31, 2018	For the year ended December 31, 2017
Cash flows from operating activities:
Net income	$2,588,054	$1,791,141
Adjustments to reconcile net income to net cash provided by operating activities:
Change in noncontrolling interest	(6,813)	(5,431)
Stock based compensation	1,366,944	308,696
Depreciation and amortization	1,089,521	876,191
Changes in operating assets and liabilities:
Change in accounts receivable	(171,780)	(55,254)
Change in prepaid expenses and other current assets	(596,901)	(302,155)
Change in accounts payable and accrued liabilities	182,414	379,487
Change in customer card funding	11,544,530	4,413,939
Change in legal settlement payable	–	(254,900)
Net cash provided by operating activities	15,995,969	7,151,714

Cash flows from investing activities:
Purchase of fixed assets	(257,062)	(707,224)
Increase of intangible assets	(1,337,923)	(812,121)
Net cash used in investing activities	(1,594,985)	(1,519,345)

Cash flows from financing activities:
Proceeds from exercise of warrants	100,000	50,000
Payments on notes payable	–	(152,060)
Net cash provided by (used in) financing activities	100,000	(102,060)

Net change in cash and restricted cash	14,500,984	5,530,309
Cash and restricted cash, beginning of period	17,164,757	11,634,448

Cash and restricted cash, end of period	$31,665,741	$17,164,757

Supplemental cash flow information:
Non-cash financing activities
Interest paid	$–	$46,663
Income taxes paid	$7,504	$16,200

See accompanying notes to consolidated financial statements.

3PEA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1.     Description of business, HISTORY and summary of significant policies

Description of business – 3PEA International, Inc. (the “Company,” “3PEA,” “we” or “our”) was incorporated on August 24, 1995 under the name of Antek International, Inc. The Company has undergone several name changes before eventually changing its name to 3Pea International, Inc. on October 19, 2006. The Company acquired 3Pea Technologies, Inc., a payment solutions company, in March 2006, which resulted in 3Pea Technologies, Inc. becoming a wholly owned subsidiary.

About 3PEA International, Inc.

3PEA International, Inc. is a vertically integrated provider of innovative prepaid card products and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, increase patient adherence rate, reduce administration costs and streamline operations. Public sector organizations can utilize our payment solutions to disburse public benefits or for internal payments. The Company markets prepaid card solutions under our PaySign® brand. As we are a payment processor and prepaid card program manager, we derive revenue from all stages of the prepaid card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through its proprietary PaySign platform. We design and process prepaid programs that run on the platform through which customers can define the services they wish to offer cardholders. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

The PaySign brand offers prepaid card based solutions or “card products” for corporate incentive rewards and corporate expense, per diem and travel payments, healthcare reimbursement payments, pharmaceutical co-pay assistance, donor compensation and clinical trials. We plan plans to expand our product offering to include payroll cards, general purpose re-loadable cards, and others. Our cards are offered to end users through our relationships with bank issuers.

Our proprietary PaySign® platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform allows us to significantly expand our operational capabilities by facilitating entry into new markets within the payments space through its flexibility and ease of customization. The PaySign platform delivers cost benefits and revenue building opportunities to our partners.

We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and networks, to production, packaging, distribution, and personalization. We oversee inventory and security controls, renewals, lost and stolen card management and replacement. We deploy a fully staffed, in-house customer service department which utilizes bi-lingual customer service agents, Interactive Voice Response (IVR), and two way short message service (SMS) messaging and text alerts.

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

Cash and cash equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at December 31, 2018 and 2017.

Cash restricted – At December 31, 2018 and 2017, restricted cash consist of funds held specifically for our card product programs that are contractually restricted to use. Changes in cash restricted balances which represent customer deposits are included in operating activities in our consolidated statements of cash flows.

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

Customer card funding – At December 31, 2018 and 2017, customer card funding card represent amounts redeemable on our prepaid card products that we have issued.

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

Earnings per share– Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per common share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per common share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period, using the treasury stock method (See Note 5). Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

Revenue and expense recognition – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), guidance on recognizing revenue from contracts with customers. The guidance outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the model is that an entity recognizes revenue to portray the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands disclosure requirements regarding revenue recognition. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively to each prior period presented or using a modified retrospective approach with the cumulative effect recognized as of the date of initial application. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. We adopted this guidance as of January 1, 2018 using the modified retrospective transition method. The adoption of the guidance did not have a material impact on our financial condition and results of operations. The standard also requires new, expanded disclosures regarding revenue recognition. Several ASU’s have been issued since the issuance of ASU 2014-09. These ASU’s, which modify certain sections of ASU 2014-09 are intended to promote a more consistent interpretation ad application of the principles outlined in the standard.

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

Shares granted to employees are expensed when vested.

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

New accounting pronouncements – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), guidance on recognizing revenue from contracts with customers. The guidance outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the model is that an entity recognizes revenue to portray the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands disclosure requirements regarding revenue recognition. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively to each prior period presented or using a modified retrospective approach with the cumulative effect recognized as of the date of initial application. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. We adopted this guidance as of January 1, 2018 using the modified retrospective transition method. The adoption of the guidance did not have a material impact on our financial condition and results of operations. The standard also requires new, expanded disclosures regarding revenue recognition. Several ASU’s have been issued since the issuance of ASU 2014-09. These ASU’s, which modify certain sections of ASU 2014-09 are intended to promote a more consistent interpretation and application of the principles outlined in the standard.

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

In February 2016, the FASB issued “Leases (Topic 842)” which increases the transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing information. This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. We will adopt this new standard on January 1, 2019, and do not anticipate any material impacts to our financial statements.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2018	December 31, 2017
Equipment	$1,586,954	$1,387,589
Software	165,274	123,913
Furniture and fixtures	140,209	126,174
Website Costs	25,467	25,467
Leasehold improvements	52,894	50,999
	1,970,798	1,714,142
Less: accumulated depreciation	1,087,308	859,740
Fixed assets, net	$883,490	$854,402

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2018	December 31, 2017
Patents and trademarks	$36,073	$34,771
Platform	4,105,780	2,808,886
Kiosk Development	64,802	64,802
Licenses	433,685	393,958
	4,640,340	3,302,417
Less: accumulated amortization	2,524,407	1,662,860
Intangible assets, net	$2,115,933	$1,639,557

Intangible assets are amortized over their useful lives ranging from periods of 3 to 5 years.

4.     COMMON STOCK

At December 31, 2018, the Company’s authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 46,440,765 shares of common stock, and no shares of preferred stock outstanding.

2018 Transactions: During the year ended December 31, 2018, the Company issued shares of common stock as follows:

•	200,000 shares were issued as a result of the exercise of a warrant with an exercise price of $0.50 for a total of $100,000 in cash proceeds.

•	130,000 shares of common stock were issued for stock-based compensation to a consultant for services earned and unearned (see within Note 4 related to July 2018 grant of 130,000 shares to consultant for further discussion).

•	2,440,000 shares of common stock were issued for vested stock grants to various employees and consultants.

At December 31, 2017, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 43,670,765 shares of common stock, and no shares of preferred stock outstanding.

2017 Transactions: During the year ended December 31, 2017, the Company issued shares of common stock as follows:

•	210,000 shares of common stock issued to employees as signing bonuses with a fair value of $91,800.

•	75,000 shares of common stock issued to the Company’s Board of Advisors with a fair value of $12,882.

•	200,000 shares of common stock issued as a result of the exercise of a warrant with an exercise price of $0.25 for total of $50,000 in cash proceeds.

Stock, Options and Warrant Grants:

In October 2018, we granted to several employees of 3PEA a total of 1,050,000 shares of common stock. These shares were valued at $3,405,000 or average price per share of $3.24. The 1,050,000 shares have an annual vesting period of five years with the first vesting period occurring on October 2019. The amount expensed related to this grant for the year ended December 31, 2018 totaled $131,648. As of December 31, 2018, none of the shares have vested and/or issued.

On August 7, 2018, we granted an employee of 3PEA options to purchase 500,000 shares of common stock exercisable for five years at $3.39 per share, which vest annually over a five-year period from the date of hire. The options were valued at $1,315,011 using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $3.39 per share; exercise price of $3.39; 5 year life; discount rate of 2.95%; and volatility rate of 263%. The amount expensed of this grant for the year ended December 31, 2018 totaled $100,547. As of December 31, 2018 none of the options have vested or been exercised.

On July 18, 2018, we granted stock options for various employees of 3PEA to purchase 750,000 shares of common stock exercisable for five years with an exercise price of $2.40 per share, which vest annually over a five-year period, as long as they remain employed with 3PEA, beginning July 18, 2018. The options were valued at $1,397,777 using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $2.40 per share; exercise price of $2.40; 5 year life; discount rate of 2.88%; and volatility rate of 235%. The amount expensed related to this grant for the year ended December 31, 2018 totaled $123,561. As of December 31, 2018 none of the options have vested or been exercised.

In July 2018, we granted 130,000 shares to a consultant. The shares were valued at $338,000 or $2.60 per share. The 130,000 shares will be expensed over the contract period of one year. The value earned and expensed for the year ended December 31, 2018 was $144,140. As of December 31, 2018, the full 130,000 shares have been issued (see Note 4 Common Stock – 2018 Transactions) and the unearned portion totaling $193,410 has been recorded as contra equity and included in additional paid-in capital.

On May 3, 2018, we appointed Dan R. Henry to our board of directors as an independent director. In connection with his appointment, we issued Mr. Henry options to purchase 1,500,000 shares common stock exercisable over five years with an exercise price of $1.34 per share, which vest over a four-year period from the date of his appointment. The options were valued at $1,574,691 using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $1.34 per share; exercise price of $1.34; 5 year life; discount rate of 2.94%; and volatility rate of 238%. The amount expensed related to this grant for the year ended December 31, 2018 totaled $262,250. As of December 31, 2018 none of the options have vested or been exercised.

On May 3, 2018, we appointed Dennis Triplett to our board of directors as an independent director. In connection with his appointment, we granted Mr. Triplett 200,000 shares of restricted common stock which vest over a four-year period from the date of his appointment. The shares have a fair market value of $268,000 or $1.34 per share. The amount vested and expensed of this grant for the year ended December 31, 2018 totaled $48,415. As of December 31, 2018 none of the shares have been issued.

On April 13, 2018, we appointed Quinn Williams to our board of directors as an independent director. In connection with his appointment, we granted Mr. Williams 200,000 shares of restricted common stock which vest over a four-year period from the date of his appointment. The shares have a fair market value of $320,000 or $1.60 per share. The amount vested and expensed of this grant for the year ended December 31, 2018 totaled $57,338. As of December 31, 2018 none of the shares have been issued.

On March 29, 2018, we appointed Bruce A. Mina to our board of directors as an independent director. In connection with his appointment, we granted Mr. Mina 200,000 shares of restricted common stock which vest over a four-year period from the date of his appointment. The shares have a fair market value of $234,000 or $1.17 per share. The amount vested and expensed of this grant for the year ended December 31, 2018 totaled $43,875. As of December 31, 2018 none of the shares have been issued.

In January 2018, the Company granted 990,000 shares of restricted common stock to certain employees of 3PEA with a fair market value of $698,000 with a range of $0.67 to $0.74 per share. The 990,000 shares have an annual vesting period of five years with the first vesting period occurring on December 31, 2018. The amount vested and expensed of this grant for the year ended December 31, 2018 totaled $133,597. As of December 31, 2018, none of the shares have been issued.

In January 2018, we granted 300,000 shares of restricted common stock to a consultant of 3PEA with a fair market value of $213,000, or $0.71 per share. The 300,000 shares have an annual vesting period of three years with the first vesting period occurring on December 31, 2018. The amount vested and expensed of this grant for the year ended December 31, 2018 totaled $71,000. As of December 31, 2018, none of the shares have been issued.

In July 2017, we granted 200,000 shares of restricted common stock to an officer of 3PEA with a fair market value of $84,400 or $0.42 per share. These shares have been issued. Concurrently, the Company also granted the employee four equal tranches of 200,000 restricted common shares, each valued at $84,400 which will vest in equal amounts over a four year period on the last day of each quarter, commencing December 31, 2017. The amount vested and expensed of this grant for the years ended December 31, 2018 and 2017 totaled $84,400 and $42,200, respectively. 200,000 shares subject to vesting restrictions have been issued as of December 31, 2018.

In November 2016, we granted a total of 5,000,000 shares to certain officers and directors of 3PEA with a total value of $787,950 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares have a quarterly vesting period of five years with the first vesting period occurring on December 31, 2016. The value vested and expensed for the years ended December 31, 2018 and 2017 was $153,650 and $157,590 respectively. As of December 31, 2018, 2,000,000 shares have been issued.

In November 2016, we granted 210,000 shares to a consultant. The shares were valued at $33,094 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 210,000 shares have a quarterly vesting period of three years with the first vesting period occurring on December 31, 2016. The value vested for the years ended December 31, 2018 and 2017 was $11,031 and $11,031, respectively. As of December 31, 2018, 140,000 shares have been issued.

Stock Options

A summary of stock options activity for the year ended December 31, 2018 is presented as follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2017	–
Granted	2,750,000	$2.00	–	$–
Exercised	–	–	–	–
Forfeited/expired	(42,673)	2.40	–	–
Outstanding at December 31, 2018	2,707,327	$2.00	4.56	$5,402,585
Exercisable at December 31, 2018	–	$–	–	$–

A summary of unvested options activity for the year ended December 31, 2018 was as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2017	–	$–
Granted	2,750,000	2.00
Forfeited/expired	(42,673)	2.40
Vested	–	–
Unvested at December 31, 2018	2,707,327	$2.00

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised for the year ended December 31, 2018 is as follows:

2018
Weighted average grant date fair value of options granted	$1.56
Intrinsic value of options exercised	$–

Restricted Stock

A summary of restricted stock activity for the year ended December 31, 2018 and 2017 was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2016	4,960,000	$0.16
Granted	1,000,000	0.42
Vested	(1,320,000)	0.17
Outstanding at December 31, 2017	4,640,000	0.20
Granted	3,070,000	1.78
Forfeited	(275,000)	0.16
Vested	(1,400,000)	0.18
Outstanding at December 31, 2018	6,035,000	$0.94

5.        BASIC AND FULLY DILUTED NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the years ended December 31, 2018 and 2017:

	2018	2017
Numerator:
Net income attributable to 3PEA International, Inc.	$2,588,054	$1,791,141
Denominator:
Weighted average common shares:
Denominator for basic calculation	45,483,693	43,397,477
Weighted average effects of potentially diluted common stock:
Stock options (calculated under treasury method)	829,043	–
Unvested restricted stock grants	6,035,000	4,640,000
Denominator for fully diluted calculation	52,347,736	48,037,477
Net income per common share:
Basic	$0.06	$0.04
Fully diluted	$0.05	$0.04

6.       COMMITMENTS AND CONTINGENCIES

Office lease – The Company has an operating lease for an office space that expires April 30, 2019. The monthly lease payment totals $18,200 per month. Lease payments plus common area maintenance fees for the year ended December 31, 2018 and 2017 totaled $215,874 and $208,975, respectively.

Data Center Lease – The Company leases space on a monthly basis for its data centers in Nevada under a co-location agreement. The agreement provides for lease payments of $5,533 per month.

Pending of threatened litigation – We may become involved in litigation from time to time in the ordinary course of business. However, at December 31, 2018, to the best of our knowledge, no such litigation exists or is threatened.

7.       INCOME TAXES

The income tax provision on the statements of income consists of $0 and $6,000 for the years ended December 31, 2018 and 2017, respectively. Income tax provision comprised of the following at December 31:

	2018	2017
Current income taxes	$–	$6,000
Deferred income tax benefit	–	–
Income tax provision	$–	$6,000

Deferred tax assets are comprised of the following at December 31:

	2018	2017
Net operating loss carryforward	$177,000	$1,928,000
Tax credits	121,000	132,000
Temporary differences	(298,000)	52,000
Less valuation allowance	–	(2,112,000)
Deferred tax asset, net	$–	$–

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2018, management determined that realization of these benefits are realizable and does not believe a valuation allowance is needed. At December 31, 2018 and 2017, net operating loss carryforwards were approximately $843,000 and $4,341,000, respectively. During the year ended December 31, 2018, the Company had utilized $3,498,000 net operating loss carryforward.

For December 31, 2018 and 2017, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% in 2018 and 34% in 2017) to income taxes as follows:

	2018	2017
Tax provision computed at 21% and 34%, respectively	$542,000	$609,000
Change in valuation allowance	(794,000)	308,000
Change in carryovers and tax attributes	252,000	(911,000)
Income tax provision	$–	$6,000

8.       SUBSEQUENT EVENTS

In January 2019, the Company granted a stock option for 150,000 shares of common stock to an employee exercisable for five years with an exercise price of $3.57 per share, which vest annually over a five-year period, as long as they remain employed with 3PEA, beginning January 2019. The options were valued at $408,685 using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $3.57 per share; exercise price of $3.57; 5 year life; discount rate of 2.70%; and volatility rate of 102%.

In February 2019, the Company issued a total of 291,147 shares of common stock to three individuals for shares previously earned and vested.

