Form 10-Q
period 2019-03-31
Paysign, Inc.
filed 2019-05-08
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-54123

PAYSIGN, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4550154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1700 W Horizon Ridge Parkway, Suite 200,

Henderson, Nevada 89012

(Address of principal executive offices)

(702) 453-2221

(Issuer’s telephone number, including area code)

3PEA INTERNATIONAL, INC.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 47,231,912 shares as of April 26, 2019.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYSIGN, INC.

Formerly known as, 3PEA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)
ASSETS

Current assets
Cash	$5,211,161	$5,615,073
Cash restricted	45,928,136	26,050,668
Accounts receivable	667,853	337,303
Prepaid expenses and other assets	1,066,357	1,175,241
Total current assets	52,873,507	33,178,285

Fixed assets, net	1,009,359	883,490

Intangible assets, net	2,215,718	2,115,933

Total assets	$56,098,584	$36,177,708

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$579,052	$1,327,497
Customer card funding	45,112,478	25,960,974
Total current liabilities	45,691,530	27,288,471

Total liabilities	45,691,530	27,288,471

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 46,731,912 and 46,440,765 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	46,732	46,441
Additional paid-in capital	9,266,563	8,620,144
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Retained earnings	1,451,253	579,582
Total Paysign, Inc.'s stockholders' equity	10,614,548	9,096,167
Noncontrolling interest	(207,494)	(206,930)
Total stockholders' equity	10,407,054	8,889,237

Total liabilities and stockholders' equity	$56,098,584	$36,177,708

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

Formerly known as, 3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	For the three months ended March 31,
	2019	2018
Revenues	$7,257,290	$4,676,320

Cost of revenues (excluding depreciation and amortization)	3,482,136	2,433,210

Gross profit	3,775,154	2,243,110

Operating expenses
Depreciation and amortization	333,761	246,038
Selling, general and administrative	2,704,949	1,579,019

Total operating expenses	3,038,710	1,825,057

Income from operations	736,444	418,053

Other income (expense)
Other (expense)	–	(28,000)
Interest income	119,173	20,600
Total other income (expense)	119,173	(7,400)

Income before income tax benefit and noncontrolling interest	855,617	410,653

Income tax benefit	(15,490)	–

Net income before noncontrolling interest	871,107	410,653

Net loss attributable to the noncontrolling interest	564	1,895

Net income attributable to Paysign, Inc.	$871,671	$412,548

Net income per common share – basic	$0.02	$0.01
Net income per common share - fully diluted	$0.02	$0.01

Weighted average common shares outstanding - basic	46,961,079	44,990,765
Weighted average common shares outstanding - fully diluted	54,508,835	50,880,765

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

Formerly known as, 3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Stockholders' Equity Attributable to Paysign, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Retained	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Earnings	Interest	Equity
Balance, December 31, 2018	46,440,765	$46,441	$8,620,144	$(150,000)	$579,582	$(206,930)	$8,889,237

Issuance of stock for previously vested stock based compensation	291,147	291	(291)	–	–	–	–

Stock-based compensation	–	–	646,710	–	–	–	646,710

Net income (loss)	–	–	–	–	871,671	(564)	871,107
Balance, March 31, 2019	46,731,912	$46,732	$9,266,563	$(150,000)	$1,451,253	$(207,494)	$10,407,054

FOR THE THREE MONTHS ENDED MARCH 31, 2018

	Stockholders' Equity Attributable to Paysign, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2017	43,670,765	$43,671	$7,155,970	$(150,000)	$(2,008,472)	$(200,117)	$4,841,052

Stock-based compensation	–	–	137,401	–	–	–	137,401

Net income (loss)	–	–	–	–	412,548	(1,895)	410,653
Balance, March 31, 2018	43,670,765	$43,671	$7,293,371	$(150,000)	$(1,595,924)	$(202,012)	$5,389,106

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

Formerly known as, 3PEA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income attributable to Paysign, Inc.	$871,671	$412,548
Adjustments to reconcile net income attributable to Paysign, Inc. to net cash provided by operating activities:
Change in noncontrolling interest	(564)	(1,895)
Depreciation and amortization	333,761	246,038
Stock based compensation	646,710	137,401
Changes in operating assets and liabilities:
Change in accounts receivable	(330,548)	823
Change in prepaid expenses and other current assets	108,884	(413,181)
Change in accounts payable and accrued liabilities	(748,447)	(607,123)
Change in customer card funding	19,151,504	1,908,112
Net cash provided by operating activities	20,032,971	1,682,723

Cash flows from investing activities:
Purchase of fixed assets	(195,460)	(53,210)
Change in intangible assets	(363,955)	(299,323)
Net cash used in investing activities	(559,415)	(352,533)

Net change in cash and restricted cash	19,473,556	1,330,190
Cash and restricted cash, beginning of period	31,665,741	17,164,757

Cash and restricted cash, end of period	$51,139,297	$18,494,947

Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2018. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

About Paysign, Inc.

On March 4, 2019, our board of directors and stockholders holding a majority of our outstanding common stock agreed to amend our articles of incorporation to change our name from 3PEA International, Inc. to Paysign, Inc. As a result, we amended our articles of incorporation on April 23, 2019 for such name change. Additionally, we changed our trading symbol on the NASDAQ Capital Market to “PAYS”. Paysign, Inc. (also referred as the “Company” and “Paysign”) is a vertically integrated provider of innovative prepaid card products and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, increase patient adherence rate, reduce administration costs and streamline operations. Public sector organizations can utilize our payment solutions to disburse public benefits or for internal payments. The Company markets prepaid card solutions under our Paysign® brand. As we are a payment processor and prepaid card program manager, we derive revenue from all stages of the prepaid card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through its proprietary Paysign platform. We design and process prepaid programs that run on the platform through which customers can define the services they wish to offer cardholders. Through the Paysign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

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

We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and networks, to production, packaging, distribution, and personalization. We oversee inventory and security controls, renewals, lost and stolen card management and replacement. We deploy a fully staffed, in-house customer service department which utilizes bilingual customer service agents, Interactive Voice Response (IVR), and two way short message service (SMS) messaging and text alerts.

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

Cash restricted – At March 31, 2019 and December 31, 2018, restricted cash consisted of funds held specifically for our card product programs that are contractually restricted to use. Changes in cash restricted balances which represent customer deposits are included in operating activities in our consolidated statements of cash flows.

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

Earnings per share– Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per common share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to be issued common stock were exercised or converted into common stock or resulted in the issuance of common stock that are then shared in the earnings of the Company. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

The Company generates revenue through fees generated from cardholder transactions, interchange and card program management fees. Revenue from cardholder transactions, interchange and card program management fees is recorded when the performance obligation is fulfilled. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation for refunding any fees or has any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, it has no contract assets.

Stock-Based Compensation – Stock based compensation for non-employees is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

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

New accounting pronouncements - In February 2016, the FASB issued ASU 2016-02, Leases. This update requires lessees to recognize at the lease commencement date a lease liability which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees will no longer be provided with a source of off-balance sheet financing. This update is effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Applying a full retrospective approach is not allowed. There was no material impact of this adoption on the Company’s consolidated financial position, results of operations and cash flows.

We adopted the guidance in ASU 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, on January 1, 2019. This ASU expands the scope to make the guidance for share-based payment awards to nonemployees consistent with the guidance for share-based payment awards to employees. The adoption of ASU 2018-07 did not have a material impact on the consolidated financial statements.

2.     FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2019	December 31, 2018
Equipment	$1,721,713	$1,586,954
Software	199,947	165,274
Furniture and fixtures	147,229	140,209
Website Costs	44,475	25,467
Leasehold improvements	52,894	52,894
	2,166,258	1,970,798
Less: accumulated depreciation	1,156,899	1,087,308
Fixed assets, net	$1,009,359	$883,490

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2019	December 31, 2018
Patents and trademarks	$36,073	$36,073
Platform	4,421,723	4,105,780
Kiosk	64,802	64,802
Licenses	481,697	433,685
	5,004,295	4,640,340
Less: accumulated amortization	2,788,577	2,524,407
Intangible assets, net	$2,215,718	$2,115,933

Intangible assets are amortized over their useful lives ranging from periods of 3 to 5 years.

4.     COMMON STOCK

At March 31, 2019, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of that date, the Company had outstanding 46,731,912 shares of common stock, and no shares of preferred stock.

2019 Transactions: During the three months ended March 31, 2019, the Company issued shares of common stock as follows:

In February 2019, the Company issued a total of 291,147 shares of common stock to three individuals for restricted stock awards previously granted, earned and vested.

2018 Transactions: During the three months ended March 31, 2018, the Company did not issue any shares of common stock.

Stock and Warrant Grants:

In October 2018, we granted to several employees of Paysign a total of 1,050,000 shares of common stock. These shares were valued at $3,405,000 or average price per share of $3.24. The 1,050,000 shares have an annual vesting period of five years with the first vesting period occurring on October 2019. The amount expensed related to this grant for the three months ended March 31, 2019 totaled $170,360. As of March 31, 2019, none of the shares have vested and/or been issued.

On August 7, 2018, we granted an employee of Paysign options to purchase 500,000 shares of common stock exercisable for five years at $3.39 per share, which vest annually over a five-year period from the date of hire. The options were valued at $1,315,011 using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $3.39 per share; exercise price of $3.39; 5 year life; discount rate of 2.95%; and volatility rate of 263%. The amount expensed of this grant for the three months ended March 31, 2019 totaled $65,750. As of March 31, 2019 none of the options have vested or been exercised.

On July 18, 2018, we granted stock options for various employees of Paysign to purchase 750,000 shares of common stock exercisable for five years with an exercise price of $2.40 per share, which vest annually over a five-year period, as long as they remain employed with Paysign, beginning July 18, 2018. The options were valued at $1,397,777 using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $2.40 per share; exercise price of $2.40; 5 year life; discount rate of 2.88%; and volatility rate of 235%. The amount expensed related to this grant for the three months ended March 31, 2019 totaled $65,920. As of March 31, 2019, none of the options have vested or been exercised and total of 48,642 options have been forfeited due to employee terminations.

In July 2018, we granted 130,000 shares to a consultant. The shares were valued at $338,000 or $2.60 per share. The 130,000 shares will be expensed over the contract period of one year. The value earned and expensed for the three months ended March 31, 2019 was $84,500. As of March 31, 2019, the full 130,000 shares have been issued and the unearned portion totaling $108,910 has been recorded as contra equity and included in additional paid-in capital.

On May 3, 2018, we appointed Dan R. Henry to our board of directors as an independent director. In connection with his appointment, we issued Mr. Henry options to purchase 1,500,000 shares common stock exercisable over five years with an exercise price of $1.34 per share, which vest over a four-year period from the date of his appointment. The options were valued at $1,574,691 using the Black-Scholes options pricing model under the following assumptions: stock price at issuance of $1.34 per share; exercise price of $1.34; 5 year life; discount rate of 2.94%; and volatility rate of 238%. The amount expensed related to this grant for the three months ended March 31, 2019 totaled $98,345. As of March 31, 2019, none of the options have vested or been exercised.

On May 3, 2018, we appointed Dennis Triplett to our board of directors as an independent director. In connection with his appointment, we granted Mr. Triplett 200,000 shares of restricted common stock which vest over a four-year period from the date of his appointment. The shares have a fair market value of $268,000 or $1.34 per share. The amount vested and expensed of this grant for the three months ended March 31, 2019 totaled $16,745. As of March 31, 2019 none of the shares have vested or been issued.

On April 13, 2018, we appointed Quinn Williams to our board of directors as an independent director. In connection with his appointment, we granted Mr. Williams 200,000 shares of restricted common stock which vest over a four-year period from the date of his appointment. The shares have a fair market value of $320,000 or $1.60 per share. The amount vested and expensed of this grant for the three months ended March 31, 2019 totaled $20,000. As of March 31, 2019, none of the shares have vested or been issued.

On March 29, 2018, we appointed Bruce A. Mina to our board of directors as an independent director. In connection with his appointment, we granted Mr. Mina 200,000 shares of restricted common stock which vest over a four-year period from the date of his appointment. The shares have a fair market value of $234,000 or $1.17 per share. The amount vested and expensed of this grant for the three months ended March 31, 2019 totaled $14,625. As of March 31, 2019, 50,000 shares have vested but none have been issued.

In January 2018, we granted 300,000 shares of restricted common stock to a consultant of Paysign with a fair market value of $213,000, or $0.71 per share. The 300,000 shares have an annual vesting period of three years with the first vesting period occurring on December 31, 2018. The amount vested and expensed of this grant for the three months ended March 31, 2019 and 2018 totaled $17,750 and $17,494. As of March 31, 2019, 100,000 shares have vested and been issued.

In December 2017, the Company granted 990,000 shares of restricted common stock to certain employees of Paysign with a fair market value of $698,000 with a range of $0.67 to $0.74 per share. The 990,000 shares have an annual vesting period of five years with the first vesting period. The amount vested and expensed of this grant for the three months ended March 31, 2019 and 2018 totaled $33,400 and $33,400, respectively. As of March 31, 2019, 190,000 shares have vested and been issued.

In September 2017, we granted 200,000 shares of restricted common stock to an officer of Paysign with a fair market value of $84,400 or $0.42 per share. These shares have been issued. Concurrently, the Company also granted the employee four equal tranches of 200,000 restricted common shares, each valued at $84,400 which will vest in equal amounts over a four year period with the first vesting period occurring on July 2018. The amount vested and expensed of this grant for the three months ended March 31, 2019 and 2018 totaled $21,100 and $21,100, respectively. As of March 31, 2019, 200,000 shares have vested and been issued.

In November 2016, we granted a total of 5,000,000 shares to certain officers and directors of Paysign with a total value of $787,950 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 5,000,000 shares have a quarterly vesting period of five years with the first vesting period occurring on December 31, 2016. The value vested and expensed for the three months ended March 31, 2019 and 2018 was $35,457 and $39,398 respectively. As of March 31, 2019, 2,225,000 shares have vested of which 2,000,000 shares have been issued. As of March 31, 2019, our obligation to issue 300,000 of the unissued shares has lapsed as a result of a grantee’s retirement.

In November 2016, we granted 210,000 shares to a consultant. The shares were valued at $33,094 or $0.15759 per share (including a 15% discount of fair market value due to these shares being restricted and lacking market liquidity). The 210,000 shares have a quarterly vesting period of three years with the first vesting period occurring on December 31, 2016. The value vested for the three months ended March 31, 2019 and 2018 was $2,758 and $2,758, respectively. As of March 31, 2019, 140,000 shares have been issued.

5.        BASIC AND FULLY DILUTED NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the three months ended March 31, 2019 and 2018:

	2019	2018
Numerator:
Net income attributable to Paysign, Inc.	$871,671	$412,548
Denominator:
Weighted average common shares:
Denominator for basic calculation	46,961,079	43,670,765
Weighted average effects of potentially diluted common stock:
Stock options (calculated under treasury method)	2,027,756	–
Unvested restricted stock grants	5,520,000	1,984,111
Denominator for fully diluted calculation	54,508,835	45,654,876
Net income per common share:
Basic	$0.02	$0.01
Fully diluted	$0.02	$0.01

6. SUBSEQUENT EVENTS

As discussed in Note 1, we amended our articles of incorporation on April 23, 2019 for such name change. Additionally, we changed our trading symbol on the NASDAQ Capital Market to “PAYS”.

In April 2019, the Company issued 500,000 shares of common stock to several employees for shares previously earned and vested.

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded that no other subsequent events occurred that required recognition to the financial statements or disclosures in the Notes to Consolidated Financial Statements or Cash Flows.

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

Overview

On March 4, 2019, our board of directors and stockholders holding a majority of our outstanding common stock agreed to amend our articles of incorporation to change our name from 3PEA International, Inc. to Paysign, Inc. As a result, we amended our articles of incorporation on April 23, 2019 for such name change. Additionally, we changed our trading symbol on the NASDAQ Capital Market to “PAYS”.

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

The Paysign platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform has allowed us to significantly expand its operational capabilities by facilitating our entry into new markets within the payments space through its flexibility and ease of customization. The Paysign platform delivers cost benefits and revenue building opportunities to our partners.

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

Our revenues include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees and interchange derived from card usage; inactivity fees; card replacement fees program management fees and program administration fees. We provide an in-house customer service center which includes live bi-lingual phone operators staffed 24/7/365, for incoming calls. We also provide in house Interactive Voice Response and two-way SMS messaging platforms.

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

During 2019, we will continue to invest additional funds in technology improvements, sales and marketing, customer service, and regulatory compliance. We are considering raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds, but our expansion will not be as rapid.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume was $191 million and $127 million for the three months ended March 31, 2019 and 2018, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rate on Gross Dollar Volume Loaded on Cards – Comprised of revenue, gross profit and net profit conversion rates of gross dollar volume loaded on cards. Our revenue conversion rate for the three months ended March 31, 2019 and 2018 were 3.79% or 379 basis points (“bps”), and 368% or 368 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rate for the three months ended March 31, 2019 and 2018 were 1.97% or 197 bps, and 1.77% or 177 bps, respectively, of gross dollar volume loaded on cards. Our net profit conversion rate for the three months ended March 31, 2019 and 2018 were 0.46% or 46 bps, and 0.32% or 32 bps, respectively, of gross dollar volume loaded on cards.

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

	Three Months Ended March 31,
	2019	2018
Reconciliation of adjusted EBITDA to net income:
Net income attributable to Paysign, Inc.	$871,671	$412,548
Income tax benefit	(15,490)	–
Interest income	(119,173)	(20,600)
Depreciation and amortization	333,761	246,038
EBITDA	1,070,769	637,986
Stock-based compensation	646,710	137,401
Adjusted EBITDA	$1,717,479	$775,387

Results of Operations

Three Months ended March 31, 2019 and 2018

Revenues for the three months ended March 31, 2019 were $7,257,290, an increase of $2,580,970 compared to the same period in the prior year, when revenues were $4,676,320. The increase in revenue approximating 55% was primarily due to an increase in the number of new corporate incentive prepaid card products and growth within our existing corporate incentive prepaid card products. We believe we will continue to experience equal or better revenue growth rate for the rest of 2019 as a result of growth in our existing and the expected addition of new card products in various market verticals.

Cost of revenues (excluding depreciation and amortization) for the three months ended March 31, 2019 were $3,482,136, an increase of $1,048,926 compared to the same period in the prior year, when cost of revenues were $2,433,210. Cost of revenues constituted approximately 48% and 52% of total revenues in 2019 and 2018, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service and program management expenses, application integration setup, and sales and commission expense. Our cost of revenues (excluding depreciation and amortization) as a percentage of revenues decreased due to improved network interchange margins and a favorable client mix. We believe our cost of revenues as a percentage of revenue will continue to decrease during 2019 as our revenues increase.

Gross profit for the three months ended March 31, 2019 was $3,775,154, an increase of $1,532,044 compared to the same period in the prior year, when gross profit was $2,243,110. Our overall gross margins were 52% and 48% during the fiscal years 2019 and 2018 which was consistent with our overall expectation and an improvement of 405 bps resulting from favorable client industry mix. We believe gross margin will further improve during 2019 as we continue to expand our Pharmaceutical business.

Depreciation and amortization for the three months ended March 31, 2019 were $333,761, an increase of $87,723 compared to the same period in the prior year, when depreciation and amortization were $246,038. The increase in depreciation and amortization was primarily due to continued capitalized enhancements to our platform which we expect to continue.

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2019 were, $2,704,949 an increase of $1,125,930 compared to the same period in the prior year, when selling, general and administrative expenses were $1,579,019. The increase in SG&A was primarily due to the continued ramp up of our investment in infrastructure, increased staffing, and increased stock based compensation as inducement grants. The increase in SG&A compared to the quarter ending 2018 was $77,749, resulting in a slower rate of increase.

In the three months ended March 31, 2019, we recorded operating income of $736,444 as compared to operating income of $418,053 in the three months ended March 31, 2018, an increase of $318,391 or 76%.

Our income tax benefit for the three months March 31, 2019 was $(15,490), as compared to $-0- for the three months ended March 31, 2018, a decrease of $15,490.

Other income (expense) including interest for the three months ended March 31, 2019 was $119,173, as compared to other income (expense) of $(7,400) in three months ended March 31, 2018, which represents an increase in net other income (expense) of $126,573. We anticipate our other income to continue to increase during 2019 as result of interest earned from our increasing cash balances.

Our net income attributable to Paysign, Inc. for the three months ended March 31, 2019 was $871,671 as compared to net income of $412,548 in the three months ended March 31, 2018, which represents an increase in net income of $459,123 or 111%. The overall change in net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Net cash provided by operating activities	$20,032,971	$1,682,723
Net cash used in investing activities	(559,415)	(352,533)
Net increase in cash and restricted cash	$19,473,556	$1,330,190

Comparison of three months ended March 31, 2019 and 2018

During the three months ended March 31, 2019 and 2018, we financed our operations primarily through internally generated funds.

Operating activities provided $20,032,971 of cash in the three months ended March 31, 2019, as compared to $1,682,723 of cash provided by the same period in the prior year. Excluding the change in restricted cash, net cash provided by operating activities was $881,467 in the three months ended March 31, 2019, as compared to $(225,389) in the three months ended March 31, 2018, an improvement of $1,106,855. In 2019, $19,151,504 of cash was provided by change in customer card funding. Major non-cash items that affected our cash flow from operations in the three months ended March 31, 2019 were non-cash charges of $333,761 for depreciation and amortization, and stock-based compensation of $646,710. Our operating assets and liabilities, excluding customer card funding, used $970,111 of cash in the three months ended March 31, 2019, most of which resulted from a decrease in accounts payable and accrued expenses of $(748,447), and an increase in accounts receivable of $(330,548). Major non-cash items that affected our cash flow from operations in the three months ended March 31, 2018 were non-cash charges of $246,038 for depreciation and amortization, and stock-based compensation of $137,401.  Our operating assets and liabilities in the three months ended March 31, 2018, excluding customer card funding, used $1,019,481 of cash, most of which resulted from a decrease in accounts payable of $(607,123) and an increase in prepaid expenses, accounts receivable and other assets of $(413,181).

Investing activities used $(559,415) of cash in 2019, as compared to $(352,533) of cash used in 2018, most of which related to the enhancement of the processing platform used in our business.

Sources of Financing

We believe that our available cash on hand, excluding restricted cash, at March 31, 2019 of $5,211,161, combined with revenues and operating earnings anticipated for the remainder of 2019 will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending March 31, 2019, we issued a total of 291,147 shares of common stock to three individuals for shares previously earned and vested.

The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation of Paysign, Inc.
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYSIGN, INC.

Date: May 8, 2019	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: May 8, 2019	/s/ Mark Attinger
By: Mark Attinger, Chief Financial Officer (principal financial and accounting officer)

