Form 10-Q
period 2019-06-30
Paysign, Inc.
filed 2019-08-07
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

                    N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PAYS	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company under Rule 12b-2 of the Exchange Act. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 47,570,512 shares as of July 29, 2019.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYSIGN, INC.

(Formerly known as, 3PEA INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30, 2019 (Unaudited)	December 31, 2018 (Audited)
ASSETS

Current assets
Cash	$6,289,008	$5,615,073
Restricted cash	42,600,430	26,050,668
Accounts receivable	948,892	337,303
Prepaid expenses and other assets	966,633	1,175,241
Total current assets	50,804,963	33,178,285

Fixed assets, net	969,161	883,490

Intangible assets, net	2,268,611	2,115,933

Total assets	$54,042,735	$36,177,708

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,005,867	$1,327,497
Customer card funding	40,323,617	25,960,974
Total current liabilities	41,329,484	27,288,471

Total liabilities	41,329,484	27,288,471

Equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	–	–
Common stock: $0.001 par value; 150,000,000 shares authorized, 47,556,912 and 46,440,765 issued at June 30, 2019 and December 31, 2018, respectively	47,557	46,441
Additional paid-in capital	9,833,648	8,620,144
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Retained earnings	3,190,044	579,582
Total Paysign, Inc.'s stockholders' equity	12,921,249	9,096,167
Noncontrolling interest	(207,998)	(206,930)
Total equity	12,713,251	8,889,237

Total liabilities and equity	$54,042,735	$36,177,708

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

(Formerly known as, 3PEA INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	For the three months ended June 30,
	2019	2018
Revenues	$8,636,271	$5,460,723

Cost of revenues (excluding depreciation and amortization)	3,598,038	2,840,876

Gross profit	5,038,233	2,619,847

Operating expenses
Depreciation and amortization	395,510	250,447
Selling, general and administrative	3,012,971	1,667,856

Total operating expenses	3,408,481	1,918,303

Income from operations	1,629,752	701,544

Other income (expense)
Other (expense)	–	(3,125)
Interest income	131,811	33,015
Total other income, net	131,811	29,890

Income before income tax expense and noncontrolling interest	1,761,563	731,434

Income tax expense	23,276	–

Net income before noncontrolling interest	1,738,287	731,434

Net loss attributable to noncontrolling interest	504	622

Net income attributable to Paysign, Inc.	$1,738,791	$732,056

Net income per common share – basic	$0.04	$0.02
Net income per common share - fully diluted	$0.03	$0.01

Weighted average common shares outstanding - basic	47,310,209	45,560,692
Weighted average common shares outstanding - fully diluted	54,967,595	51,988,192

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

(Formerly known as, 3PEA INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	For the six months ended June 30,
	2019	2018
Revenues	$15,893,561	$10,137,042

Cost of revenues (excluding depreciation and amortization)	7,080,174	5,274,086

Gross profit	8,813,387	4,862,956

Operating expenses
Depreciation and amortization	729,271	496,079
Selling, general and administrative	5,717,921	3,247,321

Total operating expenses	6,447,192	3,743,400

Income from operations	2,366,195	1,119,556

Other income (expense)
Other (expense)	–	(31,125)
Interest income	250,985	53,615
Total other income, net	250,985	22,490

Income before income tax expense and noncontrolling interest	2,617,180	1,142,046

Income tax expense	7,786	–

Net income before noncontrolling interest	2,609,394	1,142,046

Net loss attributable to noncontrolling interest	1,068	2,517

Net income attributable to Paysign, Inc.	$2,610,462	$1,144,563

Net income per common share – basic	$0.06	$0.03
Net income per common share - fully diluted	$0.05	$0.02

Weighted average common shares outstanding - basic	47,136,608	45,359,479
Weighted average common shares outstanding - fully diluted	54,739,483	51,437,538

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

(Formerly known as, 3PEA INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2019

	Stockholders' Equity Attributable to Paysign, Inc.
			Additional	Treasury		Non-
	Common Stock		Paid-in	Stock	Retained	controlling	Total
	Shares	Amount	Capital	Amount	Earnings	Interest	Equity
Balance, December 31, 2018	46,440,765	$46,441	$8,620,144	$(150,000)	$579,582	$(206,930)	$8,889,237

Issuance of stock for previously vested stock based compensation	291,147	291	(291)	–	–	–	–

Stock-based compensation	–	–	646,710	–	–	–	646,710

Net income (loss)	–	–	–	–	871,671	(564)	871,107
Balance, March 31, 2019	46,731,912	46,732	9,266,563	(150,000)	1,451,253	(207,494)	10,407,054

Issuance of stock for previously vested stock based compensation	825,000	825	(825)	–	–	–	–

Stock-based compensation	–	–	567,910	–	–	–	567,910

Net income (loss)	–	–	–	–	1,738,791	(504)	1,738,287
Balance, June 30, 2019	47,556,912	$47,557	$9,833,648	$(150,000)	$3,190,044	$(207,998)	$12,713,251

FOR THE SIX MONTHS ENDED JUNE 30, 2018

	Stockholders' Equity Attributable to Paysign, Inc.
			Additional	Treasury		Non-
	Common Stock		Paid-in	Stock	Accumulated	controlling	Total
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2017	43,670,765	$43,671	$7,155,970	$(150,000)	$(2,008,472)	$(200,117)	$4,841,052

Stock-based compensation	–	–	137,401	–	–	–	137,401

Net income (loss)	–	–	–	–	412,507	(1,895)	410,612
Balance, March 31, 2018	43,670,765	43,671	7,293,371	(150,000)	(1,595,965)	(202,012)	5,389,065

Stock-based compensation	–	–	212,181	–	–	–	212,181

Net income (loss)	–	–	–	–	732,056	(622)	731,434
Balance, June 30, 2018	43,670,765	$43,671	$7,505,552	$(150,000)	$(863,909)	$(202,634)	$6,332,680

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

(Formerly known as, 3PEA INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income attributable to Paysign, Inc.	$2,610,462	$1,144,563
Adjustments to reconcile net income attributable to Paysign, Inc. to net cash provided by operating activities:
Change in noncontrolling interest	(1,068)	(2,517)
Depreciation and amortization	729,271	496,079
Stock-based compensation	1,214,620	349,582
Changes in operating assets and liabilities:
Change in accounts receivable	(611,589)	(24,059)
Change in prepaid expenses and other current assets	208,608	(474,354)
Change in accounts payable and accrued liabilities	(321,630)	(456,546)
Change in customer card funding	14,362,643	4,047,583
Net cash provided by operating activities	18,191,317	5,080,331

Cash flows from investing activities:
Purchase of fixed assets	(234,255)	(61,473)
Increase in intangible assets	(733,365)	(645,441)
Net cash used in investing activities	(967,620)	(706,914)

Net change in cash and restricted cash	17,223,697	4,373,417
Cash and restricted cash, beginning of period	31,665,741	17,164,757

Cash and restricted cash, end of period	$48,889,438	$21,538,174

Cash and Restricted Cash Reconciliation:
Cash	$6,289,008	$3,074,147
Restricted cash	42,600,430	18,464,027
Total cash and restricted cash	$48,889,438	$21,538,174

Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2018. In the opinion of management, the unaudited interim condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

About Paysign, Inc.

Paysign, Inc. (the “Company,” “Paysign,” or “we”, formerly known as 3PEA International, Inc.) is a vertically integrated provider of innovative prepaid card products and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, increase patient adherence rate, reduce administration costs and streamline operations. Public sector organizations can utilize our payment solutions to disburse public benefits or for internal payments. The Company markets prepaid card solutions under our Paysign® brand. As we are both a payment processor and prepaid card program manager, we derive revenue from all stages of the prepaid card lifecycle. We utilize our proprietary Paysign platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We design and process prepaid card programs whereby customers can define the services they wish to offer cardholders. Through the Paysign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

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

We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and networks, to production, packaging, distribution, and personalization. We oversee inventory and security controls, renewals, lost and stolen card management and replacement. We deploy a fully staffed, in-house customer service department which utilizes bilingual customer service agents, Interactive Voice Response (IVR), and two-way short message service (SMS) messaging and text alerts.

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

Cash restricted – At June 30, 2019 and December 31, 2018, restricted cash consisted of funds held specifically for our card product programs that are contractually restricted to use. Changes in cash restricted balances which represent customer deposits are included in operating activities in our condensed consolidated statements of cash flows.

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

Stock-Based Compensation – We adopted the guidance in ASU 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, on January 1, 2019. This ASU expands the scope to make the guidance for share-based payment awards to nonemployees consistent with the guidance for share-based payment awards to employees. The adoption of ASU 2018-07 did not have a material impact on the consolidated financial statements.

Prior to the adoption of ASU 2018-07, stock based compensation for non-employees is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Stock based compensation for employees is accounted for using the Stock Based Compensation Topic of the FASB ASC. We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the requisite service periods, which are generally the vesting periods.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2019	December 31, 2018
Equipment	$1,692,726	$1,586,954
Software	265,274	165,274
Furniture and fixtures	149,684	140,209
Website Costs	44,475	25,467
Leasehold improvements	52,894	52,894
	2,205,053	1,970,798
Less: accumulated depreciation and amortization	1,235,892	1,087,308
Fixed assets, net	$969,161	$883,490

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2019	December 31, 2018
Patents and trademarks	$36,073	$36,073
Platform	4,761,133	4,105,780
Kiosk	64,802	64,802
Licenses	511,697	433,685
	5,373,705	4,640,340
Less: accumulated amortization	3,105,094	2,524,407
Intangible assets, net	$2,268,611	$2,115,933

Intangible assets are amortized over their estimated useful lives ranging from 3 to 5 years.

4.     COMMON STOCK

At June 30, 2019, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of that date, the Company had 47,556,912 shares of common stock, and no shares of preferred stock.

2019 Transactions: During the three and six months ended June 30, 2019, the Company issued a total of 825,000 and 1,116,147, respectively, for restricted stock awards previously granted, earned and vested.

In February 2019, the Company issued a total of 291,147 shares of common stock to three individuals for restricted stock awards previously granted, earned and vested.

In April 2019, the Company issued a total of 500,000 shares of common stock to four individuals for stock awards previously granted, earned and vested.

In May 2019, the Company issued a total of 100,000 shares of common stock to three individuals for stock awards previously granted, earned and vested.

In June 2019, the Company issued a total of 225,000 shares of common stock to three individuals for stock awards previously granted, earned and vested.

2018 Transactions: During the six months ended June 30, 2018, the Company did not issue any shares of common stock.

Stock and Warrant Grants:

In May 2019 and June 2019, the Company granted three employees a total of 145,000 shares of common stock. The shares were valued for a total of $1,426,450 based on the average closing stock price per share of $9.84 at the date of grants. The 145,000 shares have an annual vesting period of five years with the first vesting period occurring on June 30, 2020 with vesting start date for each grant of July 1, 2019.

In April 2019, the Company granted an employee a total of 50,000 shares of common stock. The shares were valued at $377,000 based on the closing stock price per share of $7.54 at the date of grant. The 50,000 shares have an annual vesting period of five years with the first vesting period occurring on April 30, 2020.

From 2016 to 2018, excluding employee terminations, the Company granted a total of 8,690,000 shares of common stock and 2,688,000 stock options. The shares were valued at $6,419,849 or an average price per share of $.74. The stock options were valued at $4,172,996 an average price per share of $1.55, collectively vesting over a three to five year period. The amount expensed related to these grants for the three and six months ended June 30, 2019 $646,710 and $1,214,620, respectively. The amount expensed for the three and six months ended June 30, 2018 totaled $137,401 and $349,582, respectively.

5.        BASIC AND FULLY DILUTED NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the three months ended June 30, 2019 and 2018:

	2019	2018
Numerator:
Net income attributable to Paysign, Inc.	$1,738,791	$732,056
Denominator:
Weighted average common shares:
Denominator for basic calculation	47,310,209	45,560,692
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	2,287,387	662,500
Unvested restricted stock grants	5,370,000	5,765,000
Denominator for fully diluted calculation	54,967,595	51,988,192
Net income per common share:
Basic	$0.04	$0.02
Fully diluted	$0.03	$0.01

The following table sets forth the computation of basic and fully diluted net income per common share for the six months ended June 30, 2019 and 2018:

	2019	2018
Numerator:
Net income attributable to Paysign, Inc.	$2,610,462	$1,144,563
Denominator:
Weighted average common shares:
Denominator for basic calculation	47,136,608	45,359,479
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	2,158,289	422,253
Unvested restricted stock grants	5,444,586	5,655,806
Denominator for fully diluted calculation	54,739,483	51,437,538
Net income per common share:
Basic	$0.06	$0.03
Fully diluted	$0.05	$0.02

6. SUBSEQUENT EVENTS

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

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of our business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contains or may contain Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our proposed operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from our expectations are disclosed in this report, including those factors discussed in “Item 1A. Risk Factors.” All prior and subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward Looking Statement made by or on behalf of us.

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

Our revenues include fees generated from cardholder transactions, interchange and card program management fees. Revenue from cardholder transactions, interchange and card program management fees is recorded when the performance obligation is fulfilled. We provide an in-house customer service center which includes live bi-lingual phone operators staffed 24/7/365, for incoming calls. We also provide in house Interactive Voice Response and two-way SMS messaging platforms.

We have two categories for our prepaid debit cards: corporate and consumer reloadable, and non-reloadable cards.

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

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume was $205 million and $149 million for the three months ended June 30, 2019 and 2018, respectively. Our gross dollar volume was $397 million and $276 million for the six months ended June 30, 2019 and 2018, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rate on Gross Dollar Volume Loaded on Cards – Comprised of revenues, gross profit and net profit conversion rates of gross dollar volume loaded on cards. Our revenue conversion rate for the three months ended June 30, 2019 and 2018 were 4.21% or 421 basis points (“bps”), and 3.66% or 366 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rate for the three months ended June 30, 2019 and 2018 were 2.45% or 245 bps, and 1.76% or 176 bps, respectively, of gross dollar volume loaded on cards. Our net profit conversion rate for the three months ended June 30, 2019 and 2018 were 0.85% or 85 bps, and 0.49% or 49 bps, respectively, of gross dollar volume loaded on cards. Our revenue conversion rate for the six months ended June 30, 2019 and 2018 were 4.01% or 401 basis points (“bps”), and 3.67% or 367 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rate for the six months ended June 30, 2019 and 2018 were 2.22% or 222 bps, and 1.76% or 176 bps, respectively, of gross dollar volume loaded on cards. Our net profit conversion rate for the six months ended June 30, 2019 and 2018 were 0.66% or 66 bps, and 0.41% or 41 bps, respectively, of gross dollar volume loaded on cards.

In addition, management reviews key performance indicators, such as revenues, gross profit, operational expenses as a percent of revenues, and cardholder participation. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment and investment in new card programs. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

“EBITDA” defined as earnings before interest, income taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude stock-based compensation expense.

	Three Months Ended June 30,
	2019	2018
Reconciliation of adjusted EBITDA to net income:
Net income attributable to Paysign, Inc.	$1,738,791	$732,056
Income tax expense	23,276	–
Interest income	(131,811)	(33,015)
Depreciation and amortization	395,510	250,447
EBITDA	2,025,766	949,488
Stock-based compensation	567,910	212,181
Adjusted EBITDA	$2,593,676	$1,161,669

	Six Months Ended June 30,
	2019	2018
Reconciliation of adjusted EBITDA to net income:
Net income attributable to Paysign, Inc.	$2,610,462	$1,144,563
Income tax expense	7,786	–
Interest income	(250,985)	(53,615)
Depreciation and amortization	729,271	496,079
EBITDA	3,096,534	1,587,027
Stock-based compensation	1,214,620	349,582
Adjusted EBITDA	$4,311,154	$1,936,609

Results of Operations

Three Months ended June 30, 2019 and 2018

Revenues for the three months ended June 30, 2019 were $8,636,271, an increase of $3,175,548 compared to the same period in the prior year, when revenues were $5,460,723. The increase in revenue approximating 58% was primarily due to an increase in the number of new corporate incentive prepaid card products and growth within our existing corporate incentive prepaid card products. We believe we will continue to experience equal or better revenue growth rate for the rest of 2019 as a result of growth in our existing product lines and industry verticals and the expected addition of new card products in various industry verticals.

Cost of revenues (excluding depreciation and amortization) for the three months ended June 30, 2019 were $3,598,038, an increase of $757,162 compared to the same period in the prior year, when cost of revenues were $2,840,876. Cost of revenues constituted approximately 42% and 52% of total revenues for the three months ended June 30, 2019 and 2018, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service and program management expenses, application integration setup, and sales and commission expense. Our cost of revenues (excluding depreciation and amortization) as a percentage of revenues decreased due to improved network interchange margins and a favorable client mix.

Gross profit for the three months ended June 30, 2019 was $5,038,233, an increase of $2,418,386 compared to the same period in the prior year, when gross profit was $2,619,847. Our overall gross margins were 58% and 48% during the three months ended June 30, 2019 and 2018, respectively, which was consistent with our expectations and an improvement of 1036 bps resulting from favorable client industry mix. Gross margins are expected to perform at these levels or slightly better the balance of the year, based on increased revenues and favorable client mix.

Depreciation and amortization for the three months ended June 30, 2019 were $395,510, an increase of $145,063 compared to the same period in the prior year, when depreciation and amortization were $250,447. The increase in depreciation and amortization was primarily due to continued capitalized enhancements to our platform which we expect to continue. Additionally, investments in fixed assets and software licensing contributed to the variance.

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2019 were, $3,012,971 an increase of $1,345,115 compared to the same period in the prior year, when SG&A were $1,667,856. The increase in SG&A was primarily due to the carry through effect of investments in infrastructure, staffing and stock-based compensation occurring in the second half of 2018, along with additional investments in infrastructure and staffing in 2019. In 2019, SG&A has increased at a slower rate of growth, increasing just $421,029 in the current quarter or approximately 16% compared to the fourth quarter 2018.

In the three months ended June 30, 2019, we recorded operating income of $1,629,752 as compared to operating income of $701,544 in the three months ended June 30, 2018, an increase of $928,208 or 132%.

Other income, net for the three months ended June 30, 2019 was $131,811, as compared to other income, net of $29,890 in three months ended June 30, 2018, which represents an increase in net other income, net of $101,921. The increase in our other income, net is attributable to increased interest earnings on our cash balances, which we expect to continue in future periods.

Our income tax expense for the three months June 30, 2019 was $23,276, as compared to $-0- for the three months ended June 30, 2018, an increase of $23,276.

Our net income attributable to Paysign, Inc. for the three months ended June 30, 2019 was $1,738,791 as compared to net income of $732,056 in the three months ended June 30, 2018, which represents an increase in net income of $1,006,735 or 138%. The overall change in net income is attributable to the aforementioned factors.

Six Months ended June 30, 2019 and 2018

Revenues for the six months ended June 30, 2019 were $15,893,561, an increase of $5,756,519 compared to the same period in the prior year, when revenues were $10,137,042. The increase in revenue approximating 57% was primarily due to an increase in the number of new corporate incentive prepaid card products and growth within our existing corporate incentive prepaid card products. We believe we will continue to experience equal or better revenue growth rate for the rest of 2019 as a result of growth in our existing product lines and industry verticals and the expected addition of new card products in various industry verticals.

Cost of revenues (excluding depreciation and amortization) for the six months ended June 30, 2019 were $7,080,174, an increase of $1,806,088 compared to the same period in the prior year, when cost of revenues were $5,274,086. Cost of revenues constituted approximately 45% and 52% of total revenues for the six months ended June 30, 2019 and 2018, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service and program management expenses, application integration setup, and sales and commission expense. Our cost of revenues (excluding depreciation and amortization) as a percentage of revenues decreased due to improved network interchange margins and a favorable client mix.

Gross profit for the six months ended June 30, 2019 was $8,813,387, an increase of $3,950,431 compared to the same period in the prior year, when gross profit was $4,862,956. Our overall gross margins were 55% and 48% during the six months ended June 30, 2019 and 2018 which was consistent with our overall expectation and an improvement of 405 bps resulting from favorable client industry mix. We believe gross margin will perform at these levels or slightly better than those recorded for the most recent three month period.

Depreciation and amortization for the six months ended June 30, 2019 were $729,271, an increase of $233,192 compared to the same period in the prior year, when depreciation and amortization were $496,079. The increase in depreciation and amortization was primarily due to continued capitalized enhancements to our platform which we expect to continue.

Selling, general and administrative expenses (“SG&A”) for the six months ended June 30, 2019 were, $5,727,921 an increase of $2,470,600 compared to the same period in the prior year, when SG&A were $3,247,321. The increase in SG&A was primarily due to the continued ramp up of our investment in infrastructure, increased staffing, and increased stock based compensation as inducement grants.

In the six months ended June 30, 2019, we recorded operating income of $2,366,195 as compared to operating income of $1,119,556 in the six months ended June 30, 2018, an increase of $1,246,639 or 111%.

Other income, net for the six months ended June 30, 2019 was $250,985, as compared to other income, net of $22,490 in six months ended June 30, 2018, which represents an increase in net other income, net of $228,495. The increase in our other income, net is attributable to increased interest earnings on our cash balances, which we expect to continue in future periods.

Our income tax expense for the six months June 30, 2019 was $7,786, as compared to $-0- for the six months ended June 30, 2018, an increase of $7,786.

Our net income attributable to Paysign, Inc. for the six months ended June 30, 2019 was $2,610,462 as compared to net income of $1,144,563 in the six months ended June 30, 2018, which represents an increase in net income of $1,465,899 or 128%. The overall change in net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019	2018
Net cash provided by operating activities	$18,191,317	$5,080,331
Net cash used in investing activities	(967,620)	(706,914)
Net increase in cash and restricted cash	$17,223,697	$4,373,417

Comparison of six months ended June 30, 2019 and 2018

During the six months ended June 30, 2019 and 2018, we financed our operations primarily through internally generated funds.

Operating activities provided $18,191,317 of cash in the six months ended June 30, 2019, as compared to $5,080,331 of cash provided by the same period in the prior year. In the six months ended June 30, 2019, $14,362,643 of cash was provided by change in customer card funding. Reconciling non-cash items that affected our cash flow from operations in the six months ended June 30, 2019 were non-cash charges of $729,271 for depreciation and amortization, and stock-based compensation of $1,214,620. Our operating assets and liabilities, excluding customer card funding, used $(724,611) of cash in the six months ended June 30, 2019, resulted from changes in accounts receivable of $(611,589) and, accounts payable and accrued expenses of $(321,630), offset by changes in prepaid expenses of $208,608. Reconciling non-cash items that affected our cash flow from operations in the six months ended June 30, 2018 were non-cash charges of $496,079 for depreciation and amortization, and stock-based compensation of $349,582.  Our operating assets and liabilities in the six months ended June 30, 2018, excluding customer card funding, used $(954,959) of cash, resulted from a decrease in accounts payable of $(456,546) and an increase in prepaid expenses, accounts receivable and other assets of $(498,413).

Investing activities used $(967,620) of cash in the six months ended June 30, 2019, as compared to $(706,914) of cash used in the same period in 2018, with the difference primarily attributed to enhancements to our processing platform and investments in our telephony and equipment infrastructure.

Sources of Financing

We believe that our available cash on hand, excluding restricted cash, at June 30, 2019 of $6,289,008, combined with revenues and operating earnings anticipated for the remainder of 2019 will be sufficient to sustain our operations for the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Financial Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending June 30, 2019, we issued a total of 825,000 shares of common stock to six individuals for shares previously earned and vested.

The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. Other Information.

Paysign has adopted new agreement forms for restricted stock grants, whether issued pursuant to its 2018 Incentive Compensation Plan (the “Plan”) or otherwise. The form of Restricted Stock Award used for issuances under the Plan is filed herewith as Exhibit 4.1, and the form of Restricted Stock Award for issuances other than under the Plan is filed herewith as Exhibit 4.2 (the “Form Agreements”). Exhibit 4.1 filed herewith amends and replaces Exhibit 4.4 to Paysign’s registration statement on Form S-8 (File No. 333-230632), and Exhibit 4.2 filed herewith amends and replaces Exhibit 4.1 to Paysign’s registration statement on Form S-8 (File No. 333-230634) and Exhibit 4.1 to Paysign’s registration statement on Form S-3 (File No. 333-230640) (collectively, the “Registration Statements”). Paysign and recipients of restricted stock awards registered under the Registration Statements have executed new Form Agreements to evidence the terms of their restricted stock awards, which supersede and replace their prior agreements.

Item 6. Exhibits.

4.1	Form of Restricted Stock Award under 2018 Incentive Compensation Plan
4.2	Form of Restricted Stock Award
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYSIGN, INC.

Date: August 7, 2019	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: August 7, 2019	/s/ Mark Attinger
By: Mark Attinger, Chief Financial Officer (principal financial and accounting officer)

