Form 10-Q
period 2019-09-30
Paysign, Inc.
filed 2019-11-06
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

                    N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PAYS	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 47,923,762 shares as of October 28, 2019.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYSIGN, INC.

(Formerly known as, 3PEA INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30, 2019 (Unaudited)	December 31, 2018 (Audited)
ASSETS

Current assets
Cash	$7,988,803	$5,615,073
Restricted cash	33,230,890	26,050,668
Accounts receivable	969,447	337,303
Prepaid expenses and other current assets	1,967,858	1,175,241
Total current assets	44,156,998	33,178,285

Fixed assets, net	1,004,425	883,490

Intangible assets, net	2,444,195	2,115,933

Total assets	$47,605,618	$36,177,708

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,463,686	$1,327,497
Customer card funding	29,565,027	25,960,974
Total current liabilities	31,028,713	27,288,471

Total liabilities	31,028,713	27,288,471

Equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018	–	–
Common stock: $0.001 par value; 150,000,000 shares authorized, 48,095,192 and 46,440,765 issued at September 30, 2019 and December 31, 2018, respectively	48,095	46,441
Additional paid-in capital	10,737,190	8,620,144
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Retained earnings	6,150,122	579,582
Total Paysign, Inc.'s stockholders' equity	16,785,407	9,096,167
Noncontrolling interest	(208,502)	(206,930)
Total equity	16,576,905	8,889,237

Total liabilities and equity	$47,605,618	$36,177,708

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

(Formerly known as, 3PEA INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the three months ended September 30,
	2019	2018
Revenues	$9,008,117	$6,421,396

Cost of revenues (excluding depreciation and amortization)	3,641,595	3,376,753

Gross profit	5,366,522	3,044,643

Operating expenses
Depreciation and amortization	318,508	284,124
Selling, general and administrative	2,765,961	1,996,957

Total operating expenses	3,084,469	2,281,081

Income from operations	2,282,053	763,562

Other income (expense)
Interest income	113,667	36,683
Total other income, net	113,667	36,683

Income before income tax benefit and noncontrolling interest	2,395,720	800,245

Income tax benefit	(563,854)	–

Net income before noncontrolling interest	2,959,574	800,245

Net loss attributable to noncontrolling interest	504	617

Net income attributable to Paysign, Inc.	$2,960,078	$800,862

Net income per common share - basic	$0.06	$0.02
Net income per common share - fully diluted	$0.05	$0.02

Weighted average common shares outstanding - basic	47,371,083	45,460,902
Weighted average common shares outstanding - fully diluted	54,291,368	52,215,970

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

(Formerly known as, 3PEA INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the nine months ended September 30,
	2019	2018
Revenues	$24,901,678	$16,558,438

Cost of revenues (excluding depreciation and amortization)	10,721,769	8,650,839

Gross profit	14,179,909	7,907,599

Operating expenses
Depreciation and amortization	1,047,779	780,203
Selling, general and administrative	8,483,882	5,244,278

Total operating expenses	9,531,661	6,024,481

Income from operations	4,648,248	1,883,118

Other income (expense)
Other expense	–	(31,125)
Interest income	364,652	90,298
Total other income, net	364,652	59,173

Income before income tax benefit and noncontrolling interest	5,012,900	1,942,291

Income tax benefit	(556,068)	–

Net income before noncontrolling interest	5,568,968	1,942,291

Net loss attributable to noncontrolling interest	1,572	3,134

Net income attributable to Paysign, Inc.	$5,570,540	$1,945,425

Net income per common share - basic	$0.12	$0.04
Net income per common share - fully diluted	$0.10	$0.04

Weighted average common shares outstanding - basic	47,215,625	45,373,595
Weighted average common shares outstanding - fully diluted	54,588,470	51,985,074

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

(Formerly known as, 3PEA INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

	Stockholders' Equity Attributable to Paysign, Inc.
			Additional	Treasury		Non-
	Common Stock		Paid-in	Stock	Retained	controlling	Total
	Shares	Amount	Capital	Amount	Earnings	Interest	Equity
Balance, December 31, 2018	46,440,765	$46,441	$8,620,144	$(150,000)	$579,582	$(206,930)	$8,889,237

Issuance of stock for previously vested stock based compensation	291,147	291	(291)	–	–	–	–

Stock-based compensation	–	–	646,710	–	–	–	646,710

Net income (loss)	–	–	–	–	871,671	(564)	871,107
Balance, March 31, 2019	46,731,912	46,732	9,266,563	(150,000)	1,451,253	(207,494)	10,407,054

Issuance of stock for previously vested stock based compensation	825,000	825	(825)	–	–	–	–

Stock-based compensation	–	–	567,910	–	–	–	567,910

Net income (loss)	–	–	–	–	1,738,791	(504)	1,738,287
Balance, June 30, 2019	47,556,912	47,557	9,833,648	(150,000)	3,190,044	(207,998)	12,713,251

Issuance of stock for previously vested stock based compensation	425,000	425	(425)	–	–	–	–

Stock-based compensation	–	–	651,267	–	–	–	651,267

Stock options and warrants exercises	113,280	113	252,700	–	–	–	252,813

Net income (loss)	–	–	–	–	2,960,078	(504)	2,959,574
Balance, September 30, 2019	48,095,192	$48,095	$10,737,190	$(150,000)	$6,150,122	$(208,502)	$16,576,905

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

	Stockholders' Equity Attributable to Paysign, Inc.
			Additional	Treasury		Non-
	Common Stock		Paid-in	Stock	Accumulated	controlling	Total
	Shares	Amount	Capital	Amount	Deficit	Interest	Equity
Balance, December 31, 2017	43,670,765	$43,671	$7,155,970	$(150,000)	$(2,008,472)	$(200,117)	$4,841,052

Stock-based compensation	–	–	137,401	–	–	–	137,401

Net income (loss)	–	–	–	–	412,507	(1,895)	410,612
Balance, March 31, 2018	43,670,765	43,671	7,293,371	(150,000)	(1,595,965)	(202,012)	5,389,065

Stock-based compensation	–	–	212,181	–	–	–	212,181

Net income (loss)	–	–	–	–	732,056	(622)	731,434
Balance, June 30, 2018	43,670,765	43,671	7,505,552	(150,000)	(863,909)	(202,634)	6,332,680

Stock options and warrants exercised	200,000	200	99,800	–	–	–	100,000

Issuance of stock for services	230,000	230	59,959	–	–	–	60,189

Stock-based compensation	–	–	345,732	–	–	–	345,732

Net income (loss)	–	–	–	–	800,862	(617)	800,245
Balance, September 30, 2018	44,100,765	$44,101	$8,011,043	$(150,000)	$(63,047)	$(203,251)	$7,638,846

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

(Formerly known as, 3PEA INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income attributable to Paysign, Inc.	$5,570,540	$1,945,425
Adjustments to reconcile net income attributable to Paysign, Inc. to net cash provided by operating activities:
Change in noncontrolling interest	(1,572)	(3,134)
Depreciation and amortization	1,047,779	780,203
Stock-based compensation	1,865,887	755,503
Changes in operating assets and liabilities:
Change in accounts receivable	(632,144)	(225,436)
Change in prepaid expenses and other current assets	(792,617)	(529,618)
Change in accounts payable and accrued liabilities	136,189	(92,645)
Change in customer card funding	3,604,053	6,019,925
Net cash provided by operating activities	10,798,115	8,650,223

Cash flows from investing activities:
Purchase of fixed assets	(351,345)	(218,136)
Increase in intangible assets	(1,145,631)	(960,905)
Net cash used in investing activities	(1,496,976)	(1,179,041)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	252,813	100,000
Net cash provided by financing activities	252,813	100,000

Net change in cash and restricted cash	9,553,952	7,571,182
Cash and restricted cash, beginning of period	31,665,741	17,164,757

Cash and restricted cash, end of period	$41,219,693	$24,735,939

Cash and Restricted Cash Reconciliation:
Cash	$7,988,803	$4,299,570
Restricted cash	33,230,890	20,436,369
Total cash and restricted cash	$41,219,693	$24,735,939

Interest paid	$–	$–
Income taxes paid	$–	$–

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

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Restricted cash – At September 30, 2019 and December 31, 2018, restricted cash consisted of funds held specifically for our card product programs that are contractually restricted to use. Changes in cash restricted balances which represent customer deposits are included in operating activities in our condensed consolidated statements of cash flows.

Intangible assets –Internally Developed Software Costs - Computer software development costs are expensed as incurred, except for internal use software or website development costs that qualify for capitalization as described below, and include compensation and related expenses, costs of hardware and software, and costs incurred in developing features and functionality.

For computer software developed or obtained for internal use, costs that are incurred in the preliminary project and post implementation stages of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized. Capitalized costs are amortized using the straight-line method over a three to five year estimated useful life, beginning in the period in which the software is available for use.

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

Revenue and expense recognition (Adoption of ASC 606, Revenue from Contracts with Customers) – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), guidance on recognizing revenue from contracts with customers. The guidance outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the model is that an entity recognizes revenue to portray the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands disclosure requirements regarding revenue recognition. This guidance was effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively to each prior period presented or using a modified retrospective approach with the cumulative effect recognized as of the date of initial application. Early adoption was permitted for interim and annual reporting periods beginning after December 15, 2016. We adopted this guidance as of January 1, 2018 using the modified retrospective transition method. The adoption of the guidance did not have a material impact on our financial condition and results of operations. The standard also requires new, expanded disclosures regarding revenue recognition. Several ASU’s have been issued since the issuance of ASU 2014-09. These ASU’s, which modify certain sections of ASU 2014-09 are intended to promote a more consistent interpretation and application of the principles outlined in the standard.

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

The Company generates revenue through fees generated from cardholder transactions, interchange, expiring card balances, and card program management fees. Revenue from cardholder transactions, interchange and card program management fees is recorded when the performance obligation is fulfilled. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation for refunding any fees or has any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, it has no contract assets.

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

Prior to the adoption of ASU 2018-07, stock based compensation for non-employees was accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

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

2.     FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2019	December 31, 2018
Equipment	$1,912,151	$1,586,954
Software	172,749	165,274
Furniture and fixtures	149,684	140,209
Website costs	44,475	25,467
Leasehold improvements	52,894	52,894
	2,331,953	1,970,798
Less: accumulated depreciation and amortization	1,327,528	1,087,308
Fixed assets, net	$1,004,425	$883,490

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2019	December 31, 2018
Trademarks	$36,282	$36,073
Platform	5,157,380	4,105,780
Kiosk	64,802	64,802
Licenses	517,697	433,685
	5,776,161	4,640,340
Less: accumulated amortization	3,331,966	2,524,407
Intangible assets, net	$2,444,195	$2,115,933

Intangible assets are amortized over their estimated useful lives ranging from 3 to 5 years.

4.     COMMON STOCK

At September 30, 2019, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of that date, the Company had 48,095,192 shares of common stock issued, and no shares of preferred stock.

2019 Transactions: During the three and nine months ended September 30, 2019, the Company issued a total of 538,280 and 1,654,427, respectively, for restricted stock awards previously granted, earned and vested, and for the exercise of vested stock options.

During the third quarter of 2019, the Company issued 113,280 shares of common stock related to the exercise of vested stock options and received proceeds of $252,813.

During the third quarter of 2019, the Company issued a total of 425,000 shares of common stock to certain individuals for stock awards previously granted, earned and vested.

2018 Transactions: During the three and nine months ended September 30, 2018, the Company issued the following shares of common stock:

•	In August 2018, the Company issued 100,000 shares of common stock for stock-based compensation to a consultant for services rendered.
•	In August 2018, the Company issued 130,000 shares of common stock for stock-based compensation to a consultant for services to be rendered.
•	In September 2018, the Company issued 200,000 shares of common stock related to an exercise of a warrant with an exercise price of $0.50 per share for total cash proceed of $100,000.

Stock and Warrant Grants:

In July and August 2019, the Company granted three employees a total of 45,000 shares of common stock. The shares were valued for a total of $621,450 based on the average closing stock price per share of $13.81 at the date of grants. The 45,000 shares have an annual vesting period of five years with the first vesting period occurring on July 31, 2020 with the first vesting start date for the grants of August 1, 2019.

In May and June 2019, the Company granted three employees a total of 145,000 shares of common stock. The shares were valued for a total of $1,426,450 based on the average closing stock price per share of $9.84 at the date of grants. The 145,000 shares have an annual vesting period of five years with the first vesting period occurring on June 30, 2020 with vesting start date for each grant of July 1, 2019.

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

Stock-based compensation expense related to Company grants for the three and nine months ended September 30, 2019 was $651,267 and $1,865,887, respectively. Stock-based compensation expense for the three and nine months end September 30, 2018 was $405,921 and $755,503, respectively.

5.        BASIC AND FULLY DILUTED NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the three months ended September 30, 2019 and 2018:

	2019	2018
Numerator:
Net income attributable to Paysign, Inc.	$2,960,078	$800,862
Denominator:
Weighted average common shares:
Denominator for basic calculation	47,371,083	45,460,902
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	2,060,285	1,125,068
Unvested restricted stock grants	4,860,000	5,630,000
Denominator for fully diluted calculation	54,291,368	52,215,970
Net income per common share:
Basic	$0.06	$0.02
Fully diluted	$0.05	$0.02

The following table sets forth the computation of basic and fully diluted net income per common share for the nine months ended September 30, 2019 and 2018:

	2019	2018
Numerator:
Net income attributable to Paysign, Inc.	$5,570,540	$1,945,425
Denominator:
Weighted average common shares:
Denominator for basic calculation	47,215,625	45,373,595
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	2,125,263	732,578
Unvested restricted stock grants	5,247,582	5,878,901
Denominator for fully diluted calculation	54,588,470	51,985,074
Net income per common share:
Basic	$0.12	$0.04
Fully diluted	$0.10	$0.04

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

We are a vertically integrated provider of innovative prepaid card products and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, increase patient adherence rates, reduce administration costs and streamline operations. Public sector organizations can utilize our payment solutions to disburse public benefits or for internal payments. We market our prepaid card solutions under our Paysign brand. As we are a payment processor and prepaid card program manager, we derive our revenue from all stages of the prepaid card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the specific needs of our clients. We have extended our processing business capabilities through our proprietary Paysign platform. Through the Paysign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

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

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the significant indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume was $210 million and $172 million for the three months ended September 30, 2019 and 2018, respectively. Our gross dollar volume was $607 million and $449 million for the nine months ended September 30, 2019 and 2018, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rate on Gross Dollar Volume Loaded on Cards – Comprised of revenues, gross profit and net profit conversion rates of gross dollar volume loaded on cards. Our revenue conversion rate for the three months ended September 30, 2019 and 2018 were 4.29% or 429 basis points (“bps”), and 3.72% or 372 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rate for the three months ended September 30, 2019 and 2018 were 2.55% or 255 bps, and 1.77% or 177 bps, respectively, of gross dollar volume loaded on cards. Our net profit conversion rate for the three months ended September 30, 2019 and 2018 were 1.41% or 142 bps, and 0.46% or 46 bps, respectively, of gross dollar volume loaded on cards. Our revenue conversion rate for the nine months ended September 30, 2019 and 2018 were 4.10% or 410 basis points (“bps”), and 3.69% or 369 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rate for the nine months ended September 30, 2019 and 2018 were 2.34% or 234 bps, and 1.76% or 176 bps, respectively, of gross dollar volume loaded on cards. Our net profit conversion rate for the nine months ended September 30, 2019 and 2018 were 0.92% or 92 bps, and 0.43% or 43 bps, respectively, of gross dollar volume loaded on cards.

Management also reviews key performance indicators, such as revenues, gross profit, operational expenses as a percent of revenues, and cardholder participation. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment and investment in new card programs. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

“EBITDA” defined as earnings before interest, income taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude stock-based compensation expense.

	Three Months Ended September 30,
	2019	2018
Reconciliation of adjusted EBITDA to net income:
Net income attributable to Paysign, Inc.	$2,960,078	$800,862
Income tax benefit	(563,854)	–
Interest income	(113,667)	(36,683)
Depreciation and amortization	318,508	284,124
EBITDA	2,601,065	1,048,303
Stock-based compensation	651,267	405,921
Adjusted EBITDA	$3,252,332	$1,454,224

	Nine Months Ended September 30,
	2019	2018
Reconciliation of adjusted EBITDA to net income:
Net income attributable to Paysign, Inc.	$5,570,540	$1,945,425
Income tax benefit	(556,068)	–
Interest income	(364,652)	(90,298)
Depreciation and amortization	1,047,779	780,203
EBITDA	5,697,599	2,635,330
Stock-based compensation	1,865,887	755,503
Adjusted EBITDA	$7,563,486	$3,390,833

Results of Operations

Three Months ended September 30, 2019 and 2018

Revenues for the three months ended September 30, 2019 were $9,008,117, an increase of $2,586,721 compared to the same period in the prior year, when revenues were $6,421,396. The increase in revenue approximating 40% was primarily due to an increase in new clients, new industry verticals and new card programs with existing clients. We believe with the addition of the new card programs added September 30th, the fourth quarter will experience a comparable or better rate of growth in comparison to the prior year.

Cost of revenues (excluding depreciation and amortization) for the three months ended September 30, 2019 were $3,641,595, an increase of $264,842 compared to the same period in the prior year, when cost of revenues were $3,376,753. Cost of revenues constituted approximately 40% and 53% of total revenues for the three months ended September 30, 2019 and 2018, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service and program management expenses, application integration setup, and sales and commission expense. Our cost of revenues (excluding depreciation and amortization) as a percentage of revenues decreased due to improved network interchange margins and a favorable client mix.

Gross profit for the three months ended September 30, 2019 was $5,366,522, an increase of $2,321,879 compared to the same period in the prior year, when gross profit was $3,044,643. Our overall gross margins were 60% and 47% during the three months ended September 30, 2019 and 2018, respectively, and an improvement of 1216 bps resulting from favorable client industry mix.

Depreciation and amortization for the three months ended September 30, 2019 were $318,508, an increase of $34,384 compared to the same period in the prior year, when depreciation and amortization were $284,124. The increase in depreciation and amortization was primarily due to continued capitalized enhancements to our platform which we expect to continue. Additionally, investments in fixed assets and software licensing contributed to the variance.

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2019 were, $2,765,961 an increase of $769,004 or 39% compared to the same period in the prior year, when SG&A were $1,996,957. The increase in SG&A was primarily due to increased investments in infrastructure, staffing and stock-based compensation.

In the three months ended September 30, 2019, we recorded operating income of $2,282,053 as compared to operating income of $763,562 in the three months ended September 30, 2018, an increase of $1,518,491 or 199%.

Other income, net for the three months ended September 30, 2019 was $113,667, as compared to other income, net of $36,683 in three months ended September 30, 2018, which represents an increase in net other income, net of $76,984. The increase in our other income, net is attributable to increased interest earnings on our cash balances.

Our income tax benefit for the three months September 30, 2019 was $563,864, while there was none for the three months ended September 30, 2018. The increase from prior year is a result of the tax benefit related to our stock-based compensation.

Our net income attributable to Paysign, Inc. for the three months ended September 30, 2019 was $2,960,078 as compared to net income of $800,862 in the three months ended September 30, 2018, which represents an increase in net income of $2,159,216 or 270%. The overall change in net income is attributable to the aforementioned factors.

Nine Months ended September 30, 2019 and 2018

Revenues for the nine months ended September 30, 2019 were $24,901,678, an increase of $8,343,240 compared to the same period in the prior year, when revenues were $16,558,438. The increase in revenue approximating 50% was primarily due to the addition of new prepaid card industry verticals, new clients and new prepaid card programs for existing clients. We believe we will continue to experience a strong rate of growth rate for the remainder of 2019 and into 2020.

Cost of revenues (excluding depreciation and amortization) for the nine months ended September 30, 2019 were $10,721,769, an increase of $2,070,930 compared to the same period in the prior year, when cost of revenues was $8,650,839. Cost of revenues constituted approximately 43% and 52% of total revenues for the nine months ended September 30, 2019 and 2018, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service and program management expenses, application integration setup, and sales and commission expense. Our cost of revenues (excluding depreciation and amortization) as a percentage of revenues has decreased due to improved network interchange margins and a favorable client mix.

Gross profit for the nine months ended September 30, 2019 was $14,179,909, an increase of $6,272,310 compared to the same period in the prior year, when gross profit was $7,907,599. Our overall gross margins were 57% and 48% during the nine months ended September 30, 2019 and 2018 which for the current year has run slightly better than management’s projections, and has improved 919 bps, resulting from favorable client industry mix. Given expectations about new business and the effect of seasonality on industry mix, management expects that gross margins are likely to maintain this trend, or slightly lower, in the next quarter.

Depreciation and amortization for the nine months ended September 30, 2019 were $1,047,779, an increase of $267,576 compared to the same period in the prior year, when depreciation and amortization were $780,203. The increase in depreciation and amortization was primarily due to continued capitalized enhancements to our platform which we expect to continue.

SG&A for the nine months ended September 30, 2019 were, $8,483,882 an increase of $3,239,604 compared to the same period in the prior year, when SG&A were $5,244,278. The increase in SG&A was primarily due to investments in infrastructure, increased staffing, and increased stock based compensation expense.

In the nine months ended September 30, 2019, we recorded operating income of $4,648,248 as compared to operating income of $1,883,118 in the nine months ended September 30, 2018, an increase of $2,765,130 or 147%.

Other income, net for the nine months ended September 30, 2019 was $364,652, as compared to other income, net of $59,173 in nine months ended September 30, 2018, which represents an increase in net other income, net of $305,479. The increase in our other income, net is attributable to increased interest earnings on our cash balances, which we expect to continue in future periods.

Our income tax benefit for the nine months September 30, 2019 was $556,068, while there was none for the nine months ended September 30, 2018. The increase from prior year is a result of the tax benefit related to our stock-based compensation.

Our net income attributable to Paysign, Inc. for the nine months ended September 30, 2019 was $5,570,540 as compared to net income of $1,945,425 in the nine months ended September 30, 2018, which represents an increase in net income of $3,625,115 or 186%. The overall change in net income is attributable to the aforementioned factors.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
Net cash provided by operating activities	$10,798,115	$8,650,223
Net cash used in investing activities	(1,496,976)	(1,179,041)
Net cash provided by financing activities	252,813	100,000
Net increase in cash and restricted cash	$9,553,952	$7,571,182

Comparison of nine months ended September 30, 2019 and 2018

During the nine months ended September 30, 2019 and 2018, we financed our operations primarily through internally generated funds.

Cash provided by operating activities increased $2,147,892 in the nine months ended September 30, 2019, as compared to the same period in the prior year. The increase is primarily related to a $3,625,115 increase in net income and a $1,110,384 increase in stock based compensation for the period partially offset by a $2,415,872 decrease in customer card funding as compared to the prior year period.

Cash used in investing activities increased $317,935 in the nine months ended September 30, 2019, as compared to the same period in 2018, with the difference primarily attributed to an increase in enhancements to our processing platform and investments in our telephone and equipment infrastructure during the current year.

Cash provided by financing activities was $252,813 in the nine months ended September 30, 2019 as compared to $100,000 for the nine months ended September 30, 2018. In 2019, financing activities consisted of cash provided from exercises of stock options. In 2018, financing activities consisted of $100,000 in cash provided from an exercise of a stock warrant.

Sources of Financing

We believe that our available cash on hand, excluding restricted cash, at September 30, 2019 of $7,988,803, combined with revenues and operating earnings anticipated for the remainder of 2019 will be sufficient to sustain our operations for the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of the Notes to Financial Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in Part I. Item 1A of our annual report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending September 30, 2019, we issued a total of 425,000 shares of common stock for shares previously earned and vested as well as 113,280 shares of common stock for stock options exercised.

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

PAYSIGN, INC.

Date: November 6, 2019	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: November 6, 2019	/s/ Mark Attinger
By: Mark Attinger, Chief Financial Officer (principal financial and accounting officer)

