Form 10-K
period 2019-12-31
Paysign, Inc.
filed 2020-04-03
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (702) 453-2221

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $392,457,204 based upon a market price of $13.37 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 49,012,712 as of March 19, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

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

i

PART I

ITEM 1. BUSINESS.

Overview

Paysign, Inc. (the “Company,” “Paysign,” or “we”) was founded in 2001 as 3PEA Technologies, Inc. In March 2006, we completed a reverse-merger with a non-operating public company named Tika Corporation which was originally incorporated in Nevada as G.K.W., Inc. on August 24, 1995. As a result of the reverse-merger, 3PEA Technologies, Inc. became a wholly owned subsidiary of Tika Corporation. We changed our name to Paypad Inc. on March 13, 2006. On October 19, 2006, we changed our name to 3PEA International, Inc. On April 23, 2019, we amended our articles of incorporation to change our name to Paysign, Inc. Additionally, we changed our trading symbol on the NASDAQ Capital Market to “PAYS”.

The business of Paysign, Inc., both before and after we acquired it, was the development of a secure payment gateway and hardware device which utilized encryption technology and secure key exchange to facilitate PIN debit transactions over the internet. We developed proprietary stored value systems, secure key loading systems, and acted as an encryption service organization injecting keys into its proprietary payment terminal called the PayPad®. Users could connect the device to their computers and utilize it to make purchases over the internet without having to provide their credit card and other personal information to the seller. Due to the lack of market acceptance of this concept, we ultimately determined to discontinue the product. We successfully adapted our payment platform to alternatively support prepaid debit cards, which is our current business.

Business of Issuer

Paysign, Inc. is a vertically integrated provider of innovative prepaid card programs and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, increase patient adherence rates, reduce administration costs and streamline operations. Public sector organizations can utilize our payment solutions to disburse public benefits or for internal payments. We market our prepaid card solutions under our PaySign brand. As we are a payment processor and prepaid card program manager, we derive our revenue from all stages of the prepaid card lifecycle.

We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our clients. We have extended our processing business capabilities through our proprietary PaySign platform. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service. The PaySign platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform has allowed us to significantly expand our operational capabilities by facilitating our entry into new markets within the payments space through its flexibility and ease of customization. The PaySign platform delivers cost benefits and revenue building opportunities to our partners.

We have developed prepaid card programs for corporate incentive and rewards including, but not limited to, consumer rebates and rewards, donor compensation, healthcare reimbursement payments and pharmaceutical payment assistance. We have expanded our product offerings to include additional corporate incentive products and demand deposit accounts accessible with a debit card. In the future, we expect to further expand our product offerings into payroll cards, travel cards, and expense reimbursement cards. Our cards are sponsored by our issuing bank partners.

Our revenues include fees generated from cardholder transactions, interchange, and card program management fees, including settlement income. Revenue from cardholder transactions, interchange and card program management fees is recorded when the performance obligation is fulfilled. Settlement income is recorded ratably throughout the program life cycle.

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

Reloadable Cards: These types of cards may be generally classified as payroll or considered general purpose reloadable (“GPR”) cards. Payroll cards are issued by an employer to an employee in order to allow the employee to access payroll amounts that are deposited into an account linked to their card. GPR cards can also be issued to a consumer at a retail location or mailed to a consumer after completing an on-line application. GPR cards can be reloaded multiple times with a consumer’s payroll, government benefit, a federal or state tax refund or through cash reload networks located at retail locations. Reloadable cards are generally open loop cards as described below.

Non-Reloadable Cards: These are generally one-time use cards that are only active until the funds initially loaded to the card are spent. These types of cards are generally used as gift or incentive cards. Normally these types of cards are used for purchase of goods or services at retail locations and cannot be used to receive cash.

Both reloadable and non-reloadable may be open loop, closed loop or semi-closed loop. Open loop cards can be used to receive cash at ATM locations by PIN; or purchase goods or services by PIN or signature at retail locations virtually anywhere that the network brand (American Express, Discover, MasterCard, Visa, etc.) is accepted. Closed loop cards can only be used at a specific merchant. Semi-closed loop cards can be used at several merchants, such as all merchants at a specific shopping mall.

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

Depending on the program selected by the client, we generate the following types of revenues: setup charges; customized software development fees; data processing and report generation fees; transaction fees from each transaction by a cardholder; interchange fees; expiring card balances; card fulfillment fees; fees related to customer service and administrative fees.

As of December 31, 2019, we had approximately 3 million cardholders participating in approximately 300 card programs.

Common Examples of Prepaid Cards

Below are some examples of prepaid cards that are currently in common use in the payment card industry:

General Purpose Reloadable Cards: A type of prepaid card typically purchased by a consumer for his/her personal use to pay for purchases, pay bills and/or access cash at ATMs. GPR cards may be purchased online and in retail locations from a variety of providers. Funds may be loaded onto the card by direct deposit of wages or benefits or at retail locations offering prepaid card reload services.

DDA Debit Cards: Recently, providers of GPR card products, in response to changes in the regulatory environment, have introduced new products similar to a GPR but that act as a true demand deposit account accessible with a debit card (“DDA Debit Card”), offering many of the features and functionalities of a debit card associated with a standard bank account, including overdraft protection. The Company is focused on entering the consumer market with a DDA Debit Card to be marketed as PaySign Premier, which will include all the functionalities discussed above.

Payroll Cards: A prepaid card that is directly or indirectly established through an employer and to which electronic fund transfers of the cardholder's wages, salary, or other employee compensation (such as commissions), are made on a recurring basis.

Corporate Incentive Cards: A prepaid card that is provided to a consumer or potential consumer as an incentive to, or reward for purchasing a product or completing a task, such as completing a survey, adhering to a brand name drug regimen or test driving a vehicle. Payments can also be made by a company to an employee or agent as an incentive bonus.

Health Care Cards: Pre-tax benefit cards linked to Health Savings Accounts (HSA), Flexible Spending Accounts (FSA) or Healthcare Reimbursement Accounts (HRA, which contain funds that can be used to pay for current or future medical expenses. Pharmaceutical companies also employ prepaid card programs to increase patient enrolment and adherence to a brand name drug through co-pay assist and buy and bill programs.

Government Disbursement Cards: Prepaid cards used for the purpose of disbursing government payments such as Social Security payments, disability payments, disaster relief payments, WIC or Food Stamp disbursements or government payroll.

Gift Cards: A prepaid card that is purchased by a gift giver to be given to a gift recipient.

Per Diem, Corporate Expense and Business Travel Cards: A reloadable card that allows businesses, non–profits and government agencies the ability to control employee spending while reducing administration costs by reducing the need for traditional expense reports and reimbursement processes and eliminating the risks and expenses of handling paper checks and cash.

Our Products and Services

We are a vertically integrated payment processor and debit card program manager offering innovative payment solutions to corporations, government agencies, universities and other organizations. Our payment solutions are utilized by our customers as a means to increase customer loyalty, increase brand recognition, reward customers, agents and employees while reducing administration costs and streamlining operations. We market our prepaid debit card solutions under our PaySign® brand of prepaid cards. As we are a payment processor and debit card program manager, we derive our revenue from all stages of the debit card lifecycle. These revenues can include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees derived from card usage; inactivity fees; card replacement fees, program administration fees and settlement income. We provide in-house customer service which includes live bilingual customer care representatives staffed 24/7/365. We also run in-house Interactive Voice Response and two way SMS messaging platforms. Our cards are offered to end users through our relationships with bank issuers.

In our early years of operations, we focused mainly on providing co-pay assistance prepaid cards to the pharmaceutical industry. In 2011, we began marketing a corporate incentive prepaid card based payment solution targeting the plasma donation industry. More recently, having built the necessary infrastructure and adding essential staff, we have increased our focus and sales efforts on corporate incentive and corporate expense card programs as well as retargeting the pharmaceutical industry with co-pay assistance, buy and bill and other prepaid programs designed to maximize patient enrollment, adherence and retention. In late 2018, we began to devote more resources to card programs used by the pharmaceutical industry which in 2019 contributed to more than 20% of our overall revenues. We expect to continue significant contributions to revenue and gross margins from these pharmaceutical programs in 2020 and future years.

The PaySign® Brand

In order to leverage the capabilities of the PaySign platform and successfully expand our product offerings, we established the PaySign brand of prepaid cards and solutions. The PaySign brand encompasses the entirety of our current and future prepaid product offerings, including but not limited to, corporate incentives, healthcare related payment solutions for clinical trials, donations and co-pay assistance, payroll, settlement payments, corporate expense cards and solutions designed for the public sector as well as general spend reloadable prepaid cards. PaySign is a registered trademark of the Company in the United States and other countries.

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

Key benefits of our corporate incentive cards are:

•	Reduced costs: Operating and administrative costs associated with processing traditional paper checks are reduced.
•	Co-Branding: Our clients can promote their brands as the card can include the corporate sponsor’s logo. The card itself advertises the sponsor’s brand.
•	Customization: Our Paysign platform allows for easy customization of our corporate incentive card products. For example, our clients can select merchants or merchant categories which dictate where the card will be accepted. Our clients can receive customized reports, track card usage and attach surveys to the activation process to gain market intelligence.
•	Speed to Market: Our clients can get rewards and incentives to the intended recipients in a much quicker manner than traditional methods using our corporate incentive card products.

Per Diem/ Corporate Expense Payments

Per Diem, Corporate Expense and Business Travel Cards: A reloadable prepaid card that allows businesses, non –profits and government agencies the ability to control employee spending while reducing administration costs by eliminating the need for traditional expense reports. We are currently focusing on marketing these card products to large corporations.

Pharmaceutical Market

Our PaySign solutions for the pharmaceutical industry are a specialized, adjudicated solution that pays all or a portion of a patient’s out-of-pocket costs associated with a prescription drug purchase. Funds are provided by the sponsoring pharmaceutical company for use at retail pharmacies, specialty pharmacies, hospitals, doctors’ offices and clinics nationwide.

Our pharmaceutical solutions provide payment claims processing and other administrative services for clients, in real-time, according to client benefit plan designs. Our solutions present a cost-effective payment delivery vehicle by providing real-time financial benefit for both consumers and sponsors. Our offerings also allow clients to directly manage more of their pharmacy benefits and include pharmacy claims adjudication, network and payment administration, client call center service and support, reporting, rebate management, as well as implementation, training and account management. Currently, approximately 20% of our revenues are generated by solutions provided to the pharmaceutical industry.

Co-Pay Assistance Program

Our Co-Pay Assistance Program is a pharmaceutical payment card which is adjudicated as a secondary claim at the point of purchase. The adjudication process determines what funds will be loaded onto the card by applying business rules designed by the sponsoring company. The loaded funds are then immediately applied to the prescription purchase at the point of purchase for the patient benefit. The card is used to defray out-of-pocket costs for the prescription. Key features and benefits of our PaySign Card for the Co-Pay Payment Program are:

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

Source Plasma Donor Payments

Plasma derived therapies are lifesaving treatments used to treat various rare conditions. Plasma based therapies are manufactured using human plasma, which is the yellow liquid portion of whole blood that can be easily replaced by the body. Plasma makes up approximately 57 percent of whole blood and consists primarily of water and proteins. Source plasma is the plasma collected from volunteer donors that serves as the raw material for the further manufacture into these lifesaving therapies. Historically, source plasma donation centers compensated their donors with cash or checks. In the past several years, plasma donation centers have migrated to a prepaid card based solution for donor payments.

The Company offers a comprehensive customized payment solution for source plasma collection centers under the PaySign brand. The solution consists of the PaySign Prepaid Debit Card, the PaySign Connect Portal for administrators, and the PaySign Kiosk. The solution offers customized reporting and provides a level of business analytics previously unavailable. The solution can be utilized either as a stand-alone web based solution or integrated with existing donor management system; giving plasma donation centers an increased level of flexibility. The Company entered the market in late 2011 and has seen significant growth in this market segment. Currently, the Company services approximately 37% of the plasma collection centers in the US. The Company expects our market share to continue to increase. Currently, nearly 78% of our revenues are generated from payment solutions for the plasma industry.

DDA Debit Cards—PaySign Premier

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

The Company began marketing its DDA Debit Card, the PaySign Premier card in the third quarter of 2019. The Company markets this product to a targeted portion of its existing cardholder base through existing communication points and to customers and employees of new clients.

Other Services

Customer Service Center

In order to provide a full range of services to our customers, we offer a fully staffed, in-house Customer Service Center which is operational 24 hours a day, 7 days per week consisting of live bi-lingual customer care representatives. The PaySign Platform provides Interactive Voice Response (“IVR”), SMS alerts and two way SMS messaging, allowing cardholders to set alerts and check their balances and history without the assistance of a live customer service operator. We believe our in-house customer service center provides the highest quality customer service experience for our clients as training is performed on-site by Paysign staff, and the center performs customer service solely for our products and services.

The PaySign Communications Suite

To help maximize the cardholder experience, cardholders can access their card balances and transaction history, as well as other information as dictated by the program, such as an ATM locator, a loyalty point counter, and geo-specific messaging through a number of touchpoints such as the PaySign kiosk, the PaySign Mobile App, two way SMS, text alerts and the PaySign cardholder web portal.

Technology

Our technology platform employs a standard enterprise services bus in a service-oriented architecture, configured for 24/7/365 operations. We maintain two secure, interconnected, environmentally-controlled data centers, with emergency power generation capabilities, and fully redundant capabilities. We use a variety of proprietary and licensed standards-based technologies to implement our platforms, including those which provide for orchestration, interoperability and process control. The platforms also integrate a data infrastructure to support both transaction processing and data warehousing for operational support and data analytics.

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

Markets and Major Customers

We have no major customers and we are not reliant on any individual program. We manage multiple programs at any given time. As of December 31, 2019, we managed approximately 300 card programs with approximately 3 million participating cardholders.

Implications of Being an Emerging Growth Company

Paysign qualifies as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•	the option to present only two years of audited financial statements and two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K;
•	reduced disclosure obligations regarding executive compensation in periodic reports, proxy statements and registration statements; and
•	exemptions from the requirements of holding nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We have elected to take advantage of certain reduced disclosure obligations in this Annual Report on Form 10-K and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different from what you might receive from other public reporting companies in which you hold equity interests.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

We will remain an emerging growth company until the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion; (ii) the last day of 2024; (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (referred to as the Exchange Act), which would occur if the market value of our common equity held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during any three-year period.

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

Privacy and Information Safeguard Laws

In the ordinary course of our business, we or our third party service providers collect certain types of data, which subjects us to certain privacy and information security laws in the United States, including, for example, the Gramm-Leach-Bliley Act of 1999, and other laws or rules designed to regulate consumer information and mitigate identity theft. We are also subject to privacy laws of various states. These state and federal laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require that financial institutions have in place policies regarding information privacy and security. In addition, under federal and certain state financial privacy laws, we must provide notice to consumers of our policies and practices for sharing nonpublic information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their nonpublic personal information and disclosure of it to unaffiliated third parties. Certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify state law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. In order to comply with the privacy and information safeguard laws, we have confidentiality/information security standards and procedures in place for our business activities and with our third-party vendors and service providers. Privacy and information security laws evolve regularly, requiring us to adjust our compliance program on an ongoing basis and presenting compliance challenges.

Bank Regulations

All of the cards that we service are issued by a state-chartered bank. Thus, we are subject to the oversight of the regulators for, and certain laws applicable to, these card issuing banks. These banking laws require us, as a servicer to the banks that issue our cards, among other things, to undertake compliance actions similar to those described under "– Anti-Money Laundering Laws" above and to comply with the privacy regulations promulgated under the Gramm-Leach-Bliley Act as discussed under "– Privacy and Information Safeguard Laws" above.

Consumer Protection Laws

Certain products that we anticipate introducing in the future will likely be subject to additional state and federal consumer protection laws, including laws prohibiting unfair and deceptive practices, regulating electronic fund transfers and protecting consumer nonpublic information. Before we can introduce those products, we will have to develop appropriate procedures for compliance with these consumer protection laws.

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

Employees and Independent Contractors

As of March 3, 2020, we had seventy employees and independent contractors.

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

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including our consolidated financial statements and related notes. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

Risks Related to Our Business

We may be unable to continue our current growth rate in future periods, and if our operating revenue growth slows, or our operating revenue declines, our business and financial conditions could be adversely affected.

Our growth rates may decline in the future. In fiscal 2019, we experienced growth in our corporate incentives solution business. There can be no assurance that we will be able to continue our current growth rate in future periods. In the near term, our continued growth depends in significant part on our ability, among other things, to enter new markets and to continue to attract new clients, and to retain our current clientele. Our continued growth also depends on our ability to develop and market other prepaid debit card products that can utilize the Paysign platform.

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

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, decrease investor confidence in our Company, and reduce the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Management is also responsible for reporting on the effectiveness of internal control over financial reporting.

We have identified control deficiencies that constitute material weaknesses relating to: (i) management assessment of internal control over financial reporting and (ii) design, implementation and monitoring of information technology general controls. Additionally, a third material weakness cited by the auditors was that the Company lacked sufficient monitoring and disclosure controls when employing a part-time employee. See Item 9A. “Controls and Procedures” of this Form 10-K for more information.

As a result of these material weaknesses, our management concluded that our internal control over financial reporting were not effective as of December 31, 2019. Material weaknesses not remediated may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, decrease investor confidence in our Company, and reduce the value of our common stock.

A downturn in the economy, including as a result of COVID-19, could reduce our customer base and demand for our products and services, which could have an adverse effect on our business, financial condition, profitability, and cash flows.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. In March 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide. Concerns have rapidly grown regarding the outbreak of COVID-19. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine have increased, which could adversely affect the demand of our products and services.

Our success significantly depends upon the growth of demand of our products from a growing customer base and our success at entering new market verticals. If prevailing economic conditions locally, nationally or internationally are unfavorable, including as a result of COVID-19, there may be a negative impact on our business. A prolonged economic downturn would likely contribute to the deterioration of the demand for our products and services, which in turn would negatively impact our business. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

We operate in a highly regulated environment, and failure by us or business partners to comply with applicable laws and regulations could have an adverse effect on our business, financial position and results of operations.

We operate in a highly regulated environment, and failure by us or our business partners to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to state money transmission licensing requirements and a wide range of federal and other state laws and regulations, which are described under "Business – Regulations" above. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities.

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

Our relationships with various banks is currently, and will be for the foreseeable future, a critical component of our ability to conduct our business and to maintain our revenue and expense structure, because we are currently unable to issue our own cards. If we lose or do not maintain existing banking relationships, we would incur significant switching and other costs and expenses and we and users of our products and services could be significantly affected, creating contingent liabilities for us. As a result, the failure to maintain adequate banking relationships could have a material adverse effect on our business, results of operations and financial condition. Our agreement with the bank that issues our cards provide for cost and expense allocations between the parties. Changes in the costs and expenses that we have to bear under these relationships could have a material impact on our operating expenses. In addition, we may be unable to maintain adequate banking relationships or renew our agreements with the banks that currently issue our cards under terms at least as favorable to us as those existing before renewal.

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

For example, a portion of our operating revenues is derived from interchange fees (i.e., transaction fees paid by the merchant). The amount of interchange revenues that we earn is highly dependent on the interchange rates that Visa and MasterCard set and adjust from time to time. Interchange rates for certain products and certain issuing banks declined significantly as a result of the enactment of the Dodd-Frank Bill. If interchange rates decline further, whether due to actions by Visa or MasterCard or future legislation or regulation, we would likely need to change our fee structure to compensate for lost interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.

We may not be able to successfully manage our intellectual property or may be subject to infringement claims.

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

We may also be subject to costly litigation in the event our products and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of our management and employees. Any claim from third parties may result in limitations on our ability to use the intellectual property subject to these claims. As of the date of this filing, we had not received any notice or claim of infringement from any party.

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

Risks Related to Ownership of Our Common Stock

Our stock price is volatile and you may not be able to sell your shares at a price higher than what was paid.

The market for our common stock is highly volatile. In 2019, our stock price fluctuated between $3.53 and $17.95. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

Our directors, executive officers, and holders of more than 5% of our total shares of common stock outstanding and their respective affiliates, in the aggregate, beneficially own, as of March 19, 2020, approximately 38% of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have 49,012,712 shares of common stock outstanding up through the date of this report, assuming no exercise of outstanding options, warrants or unvested restricted stock grants. None of the shares of common stock are subject to any lock-up agreements, and all are eligible for sale, subject to registration under the Securities Act and in some cases to volume and other restrictions imposed by Rule 144. Sales of substantial amounts of our common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We incur significant costs as a result of operating as a public company. We may not have sufficient personnel for our financial reporting responsibilities, which may result in the untimely close of our books and records and delays in the preparation of financial statements and related disclosures.

As a registered public company, we have experienced an increase in legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, has imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, two putative class action lawsuits were recently filed against us, which could require our management to devote significant time to defending. See “Item 3. Legal Proceedings” for additional information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease approximately 11,000 square feet of office space at 1700 W. Horizon Ridge Parkway, Henderson, Nevada 89012, under a lease of approximately $19,000 per month.

We have an operating lease for an office space under construction. We expect the lease to become effective in the second quarter of 2020. The lease will expire ten years from the effective date and will allow for two optional extensions of 5 years each. Lease payments will be approximately $48,000 per month.

We lease space for our data centers in Las Vegas, Nevada under co-location month to month agreements that have typical terms of 36 months. The agreements provide for lease payments of approximately $7,000 per month.

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

ITEM 3. LEGAL PROCEEDINGS.

Following our press release on March 16, 2020, two putative class actions were filed in the United States District Court for the District of Nevada on behalf of a class of persons who acquired our common stock from March 12, 2019 through March 15, 2020, inclusive. The Complaints allege that the company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding our internal control over financial reporting and our financial statements. The Complaints seek certification as a class action, compensatory damages, and attorney’s fees and costs. The Complaints are entitled Yilan Shi v. Paysign, Inc. et. al., which was filed March 19, 2020 and has not yet been served on the company, and Lorna Chase v. Paysign, Inc. et. al., which was filed on March 25, 2020 and has not yet been served on the company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the NASDAQ Capital Market under the symbol “PAYS”. The following table summarizes the low and high closing prices for our common stock for each of the calendar quarters of 2019 and 2018.

	2019		2018
	High	Low	High	Low
First Quarter	8.29	3.53	1.17	0.71
Second Quarter	13.37	7.16	2.53	1.16
Third Quarter	17.95	9.47	4.95	2.40
Fourth Quarter	12.19	8.86	4.26	3.20

There were approximately 282 shareholders of record of the common stock as of December 31, 2019. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2019 or 2018. Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so. There are no restrictions on our ability to pay dividends.

 The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2019, we did not purchase any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” included elsewhere in this Form 10-K.

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

Overview

Paysign, Inc. is a vertically integrated provider of innovative prepaid card programs and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, increase patient adherence rates, reduce administration costs and streamline operations. Public sector organizations can utilize our payment solutions to disburse public benefits or for internal payments. We market our prepaid card solutions under our PaySign brand. As we are a payment processor and prepaid card program manager, we derive our revenue from all stages of the prepaid card lifecycle.

We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our clients. We have extended our processing business capabilities through our proprietary PaySign platform. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service. The PaySign platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform has allowed the Company to significantly expand its operational capabilities by facilitating our entry into new markets within the payments space through its flexibility and ease of customization. The PaySign platform delivers cost benefits and revenue building opportunities to our partners.

We have developed prepaid card programs for corporate incentive and rewards including, but not limited to, consumer rebates and rewards, donor compensation, healthcare reimbursement payments and pharmaceutical payment assistance. We have expanded our product offerings to include additional corporate incentive products and demand deposit accounts accessible with a debit card. In the future, we expect to further expand our product offerings into payroll cards, travel cards, and expense reimbursement cards. Our cards are sponsored by our issuing bank partners.

Our revenues include fees generated from cardholder transactions, interchange, and card program management fees, including settlement income. Revenue from cardholder transactions, interchange and card program management fees is recorded when the performance obligation is fulfilled. Settlement income is recorded ratably throughout the program life cycle.

We have two categories for our prepaid debit cards: corporate and consumer reloadable, and non-reloadable cards.

Reloadable Cards: These types of cards may be generally classified as payroll or considered general purpose reloadable (“GPR”) cards. Payroll cards are issued by an employer to an employee in order to allow the employee to access payroll amounts that are deposited into an account linked to their card. GPR cards can also be issued to a consumer at a retail location or mailed to a consumer after completing an on-line application. GPR cards can be reloaded multiple times with a consumer’s payroll, government benefit, a federal or state tax refund or through cash reload networks located at retail locations. Reloadable cards are generally open loop cards as described below.

Non-Reloadable Cards: These are generally one-time use cards that are only active until the funds initially loaded to the card are spent. These types of cards are generally used as gift or incentive cards. Normally these types of cards are used for purchase of goods or services at retail locations and cannot be used to receive cash.

Both reloadable and non-reloadable may be open loop, closed loop or semi-closed loop. Open loop cards can be used to receive cash at ATM locations by PIN; or purchase goods or services by PIN or signature at retail locations virtually anywhere that the network brand (American Express, Discover, MasterCard, Visa, etc.) is accepted. Closed loop cards can only be used at a specific merchant. Semi-closed loop cards can be used at several merchants, such as all merchants at a specific shopping mall.

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

In 2020, we plan to continue to invest additional funds in technology improvements, sales and marketing, customer service, and regulatory compliance. We are considering raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds, but our expansion will not be as rapid.

2019 Year Milestones

•	Grew to approximately 3 million cardholders and approximately 300 card programs as of December 31, 2019.
•	Year over year revenue growth of 48%.
•	Launched the Paysign Premier DDA (Demand Deposit Account) Debit Card during the third quarter.
•	Added 7 new Pharmaceutical programs.
•	Expanded into new Corporate Incentive & Loyalty pre-paid industry verticals.

Key Metrics, Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume was $859 million and $621 million for the years ended December 31, 2019 and 2018, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rate on Gross Dollar Volume Loaded on Cards – Comprised of revenue, gross profit and net profit conversion rates of gross dollar volume loaded on cards. Our revenue conversion rate for the years ended December 31, 2019 and 2018 were 4.04% or 404 basis points (“bps”), and 3.77% or 377 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rate for the years ended December 31, 2019 and 2018 were 2.24% or 224 bps, and 1.83% or 183 bps, respectively, of gross dollar volume loaded on cards. Our net profit conversion rate for the years ended December 31, 2019 and 2018 were 0.88% or 88 bps, and 0.42% or 42 bps, respectively, of gross dollar volume loaded on cards. The improvement in gross and net conversion rates was attributable to Pharma revenue representing approximately 21% of 2019 total revenue vs. approximately just 1% in 2018.

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

	Year ended December 31,
	2019	2018
Reconciliation of adjusted EBITDA to net income:
Net income attributable to Paysign, Inc.	$7,454,319	$2,588,054
Income tax benefit	(909,976)	–
Interest income	(441,116)	(139,738)
Depreciation and amortization	1,483,140	1,089,521
EBITDA	7,586,367	3,537,837
Stock-based compensation	2,528,613	1,366,944
Adjusted EBITDA	$10,114,980	$4,904,781

Results of Operations

In 2019, we increased our focus on sales and new product development while continuing to invest in our core infrastructure, platform development and the addition of essential personnel in order to allow us to successfully scale our business and pursue new vertical markets. As a result, we experienced record annual revenue and a significant increase to profitability in 2019.

Fiscal Years Ended December 31, 2019 and 2018

Revenues for the year ended December 31, 2019 were $34,666,653, an increase of $11,242,978 compared to the year ended December 31, 2018, when revenues were $23,423,675. The increase in revenue approximating 48% was primarily due to an increase in our corporate incentive prepaid card revenues for Pharma of $7,006,548 and Plasma of $3,963,106. We believe we will continue to experience strong revenue growth in 2020, as we add new programs in support of our existing industry verticals, expand into additional industries and add new products.

Cost of revenues (excluding depreciation and amortization) for the year ended December 31, 2019 were $15,425,178, an increase of $3,398,726, or 28% compared to the year ended December 31, 2018, when cost of revenues were $12,026,452. Cost of revenues constituted approximately 44% and 51% of total revenues in 2019 and 2018, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service and program management expenses, application integration setup, and sales and commission expense. Our cost of revenues (excluding depreciation and amortization) as a percentage of revenues primarily decreased due to an improved favorable client mix.

Gross profit for the year ended December 31, 2019 was $19,241,475, an increase of $7,844,252, or 69% compared to the year ended December 31, 2018, when gross profit was $11,397,223. Our overall gross margins were 56% and 49% during the fiscal years 2019 and 2018 which was consistent with our overall expectations. We anticipate full year gross margin for 2020 to be similar to full year 2019. Growth in new products and the expansion into new industry verticals will be contributing factors to the slightly less predictability in this metric.

Depreciation and amortization for the year ended December 31, 2019 were $1,483,140, an increase of $393,619 compared to the year ended December 31, 2018 when depreciation and amortization were $1,089,521. The increase in depreciation and amortization was primarily due to continued capitalization of new technologies and enhancements to our platform which we expect to continue with further enhancements in the future.

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2019 were, $11,656,681 an increase of $3,821,607 compared to the year ended December 31, 2018, when selling, general and administrative expenses were $7,835,074. The increase in SG&A was primarily due to the increased staffing and the annualization of prior year hires, $2,501,198, and increased stock-based compensation as inducement grants $1,161,668.

In the fiscal year ended December 31, 2019, we recorded income from operations of $6,101,654 as compared to $2,472,628 in the fiscal year ended December 31, 2018, an increase of $3,629,026.

Other income (expense) for the year ended December 31, 2019 was $441,116, as compared to other income (expense) of $108,613 in year ended December 31, 2018, which represents an increase in net other income (expense) of $332,503 primarily related to an increase in interest income.

Our income tax benefit for the year ended December 31, 2019 was $909,976, as compared to $-0- for year ended December 31, 2018. For the year ended December 31, 2019, we utilized the available net operating loss carryforward and stock-based compensation in the calculation for the income tax provision for 2019.

Our net income attributable to Paysign, Inc. for the year ended December 31, 2019 was $7,454,319 as compared to net income attributable to Paysign, Inc. of $2,588,054 in the year ended December 31, 2018, which represents an increase in net income of $4,866,265. The overall change in net income is attributable to the aforementioned factors.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Net cash provided by operating activities	$16,712,779	$15,995,969
Net cash used in investing activities	(3,237,134)	(1,594,985)
Net cash provided by financing activities	430,919	100,000
Net increase in cash and restricted cash	$13,906,564	$14,500,984

Comparison of Fiscal 2019 and 2018

In fiscal 2019 and 2018, we financed our operations through internally generated funds.

Operating activities provided $16,712,779 of cash in 2019, an increase of $716,810 in cash generated compared to 2018. The increase is primarily related to a $4,882,504 increase in net income, a $1,161,669 increase in stock-based compensation, and a $393,619 increase in depreciation and amortization, partially offset by the changes in operating assets and liabilities.

Investing activities used $3,237,134 of cash in 2019, as compared to $1,594,985 of cash in 2018. The increase consists of a $1,177,200 investment in intangible assets as well as an increase of $464,949 related to ongoing platform development and the purchase of equipment used in our business.

Financing activities provided $430,919 of cash in 2019 as compared to $100,000 of cash provided in 2018. Our cash provided in financing activities in 2019 consisted of cash received from the exercise of employee stock options totaling $430,919. Our cash provided in financing activities provided in 2018 related to cash received from the exercise of stock warrants totaling $100,000.

Liquidity and Sources of Financing

We believe that our available cash on hand, excluding restricted cash, at December 31, 2010 of $9,663,746, along with anticipated revenues and operating profits anticipated for 2020, will be sufficient to sustain our operations for the next twelve months.

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

Fixed assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is principally recorded on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Leasehold improvements are capitalized and depreciated over the shorter of the remaining lease term or the estimated useful life of the improvements. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Costs for internally developed software, the Platform, are capitalized in intangible assets. In accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), we capitalize application and development charges and amortize them over an estimated useful life of three years.

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

Revenue recognition – The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customers; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligations. All of the Company’s revenues are recognized over time.

The Company generates revenue through fees generated from cardholder transactions, interchange, card program management and settlement income. Revenue from cardholder transactions, interchange and card program management is recorded when the performance obligation is fulfilled. Settlement income is recognized and recorded ratably throughout the account and program life cycle. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation for refunding any fees or has any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, it has no contract assets.

Stock-Based Compensation – Stock based compensation is accounted for using the Stock Based Compensation Topic of the FASB ASC. We use the fair value method for equity instruments and use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant and is recognized as an expense over the requisite service periods on a straight-line basis.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2019 and 2018, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Paysign, Inc.

Auditor Opinion on the Internal Control Over Financial Reporting

We have audited Paysign, Inc.'s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended and our report dated April 3, 2020 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following have been identified as material weaknesses over the Company’s control environment and monitoring pursuant to the COSO framework:

Inadequate and ineffective management assessment of internal control over financial reporting, and ineffective design, implementation and monitoring of information technology general controls pertaining to privileged user accounts and the Company’s change management to material financial applications. Additionally, the Company lacked sufficient monitoring and disclosure controls to prevent and terminate the employment of an individual barred from practicing before the Securities and Exchange Commission who assisted the Company in accounting matters related to the preparation of its financial statements for 2017, 2018, and 2019.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of fiscal 2019 financial statements, and this report does not affect our report dated April 3, 2020 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

\s\ Squar Milner LLP

Los Angeles, California

April 3, 2020

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Mark Newcomer, our chief executive officer, and Mark Attinger, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

During 2019, we engaged an independent advisory firm in preparation for Sarbanes-Oxley 404b. In Quarter 4, 2019, the Company made several improvements to internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2019 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon this assessment, management concluded that our internal control over financial reporting was not effective. Material weaknesses included the management assessment of internal control over financial reporting, and ineffective oversight of information technology general controls pertaining to user access and the Company’s systems change management. During quarter 4 of 2019 and continuing in 2020, management has taken steps to i) improve the design and methods for testing internal controls, ii) added resources to carry out such practices, and iii) instituted new procedures for managing system user access and change control. Additionally, a third material weakness cited by the auditors was that the Company lacked sufficient monitoring and disclosure controls when employing a part-time employee. The Company believes that it had sufficient monitoring and disclosure controls in place and received an opinion of counsel concluding that such work did not constitute a compliance failure. In any event, this situation has already been resolved by the individual no longer being employed by the Company.

Squar Milner LLP, the independent registered public accounting firm that has audited the financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting which is included in this report on the preceding page.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of the report:

(1)       All financial statements: Audited financial statements of Paysign, Inc. as of December 31, 2019 and 2018, and for the years ended December 31, 2019 and 2018, including balance sheets, statements of income, statements of cash flows, and statements of changes in stockholders’ equity required to be filed hereunder are listed in Exhibit A.

(2)       Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below: none.

(3)       Those exhibits required by Item 601 of Regulation S-K (Section 229.601 of this chapter) and by paragraph (b) below. Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.: See below.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated April 23, 2010 (3)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Warrant (1)
4.2*	Description of Paysign, Inc.’s Securities
10.1	Share Exchange Agreement between 3PEA International, Inc. and WOW Technologies, Inc. (1)
10.2	Form of Restricted Stock Award (4)
10.3	2018 Incentive Compensation Plan (5)
10.4	Form of Incentive Stock Option Agreement (5)
10.5	Form of Non-Qualified Stock Option Agreement (5)
10.6	Form of Restricted Stock Agreement (5)
10.7	Non-Qualified Stock Option Agreement for Dan Henry (6)
14.1*	Code of Ethics
21*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form 10 filed on September 16, 2010.
(2)	Incorporated by reference to our Current Report on Form 8-K filed on May 22, 2018.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on September 9, 2019.
(4)	Incorporated by reference to our Form S-8 filed on March 29, 2019 (File Number 333-230634).
(5)	Incorporated by reference to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(6)	Incorporated by reference to our Form S-8 filed on August 22, 2019.

(c)	Other Financial Statement Schedules: None.

ITEM 16. Form 10-k summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PAYSIGN, INC.

Dated: April 3, 2020	/s/ Mark Newcomer
Mark R. Newcomer, Chief Executive Officer (Principal Executive Officer)

Dated: April 3, 2020	/s/ Mark Attinger
By: Mark Attinger, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: April 3, 2020	/s/ Mark Newcomer
Mark R. Newcomer, Director and Chief Executive Officer

Dated: April 3, 2020	/s/ Daniel Spence
Daniel H. Spence, Chief Technology Officer and Director

Dated: April 3, 2020	/s/ Joan Herman
Joan Herman, Chief Operating Officer and Director

Dated: April 3, 2020	/s/ Dan Henry
Dan Henry, Director and Chairman

Dated: April 3, 2020	/s/ Bruce Mina
Bruce Mina, Director

Dated: April 3, 2020	/s/ Dennis Triplett
Dennis Triplett, Director

Dated: April 3, 2020	/s/ Quinn Williams
Quinn Williams, Director

EXHIBIT A

PAYSIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

WITH AUDIT REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Paysign, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paysign, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated April 3, 2020 expressed an opinion that the Company had not maintained effective internal controls over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company's auditor since 2017.

Los Angeles, California

April 3, 2020

PAYSIGN, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$9,663,746	$5,615,073
Restricted cash	35,908,559	26,050,668
Accounts receivable	891,936	337,303
Prepaid expenses and other current assets	1,413,208	1,167,737
Total current assets	47,877,449	33,170,781

Fixed assets, net	937,185	883,490
Intangible assets, net	3,816,232	2,115,933
Deferred tax asset	917,480	7,504

Total assets	$53,548,346	$36,177,708

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,523,604	$1,327,497
Customer card funding	32,723,227	25,960,974
Total current liabilities	34,246,831	27,288,471

Total liabilities	34,246,831	27,288,471

Stockholders' equity
Common stock; $0.001 par value; 150,000,000 shares authorized, 48,577,712 and 46,440,765 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	48,578	46,441
Additional paid-in capital	11,577,539	8,620,144
Treasury stock at cost, 303,450 and 303,450 shares, December 31, 2019 and December 31, 2018, respectively	(150,000)	(150,000)
Retained earnings	8, 088,485	579,582
Total Paysign, Inc.'s stockholders' equity	19,564,602	9,096,167
Non-controlling interest	(263,087)	(206,930)
Total stockholders' equity	19,301,515	8,889,237

Total liabilities and stockholders' equity	$53,548,346	$36,177,708

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the year ended December 31, 2019	For the year ended December 31, 2018
Revenues
Plasma industry	$26,994,929	$23,031,823
Pharma industry	7,372,990	366,442
Other	298,734	25,410
Total revenues	34,666,653	23,423,675

Cost of revenues	15,425,178	12,026,452

Gross profit	19,241,475	11,397,223

Operating expenses
Selling, general and administrative	11,656,681	7,835,074
Depreciation and amortization	1,483,140	1,089,521
Total operating expenses	13,139,821	8,924,595

Income from operations	6,101,654	2,472,628

Other income (expense)
Other expense	–	(31,125)
Interest income	441,116	139,738
Total other income, net	441,116	108,613

Income before income tax benefit	6,542,770	2,581,241
Income tax benefit	(909,976)	–

Net income	7,452,746	2,581,241
Net loss attributable to the noncontrolling interest	1,573	6,813

Net income attributable to Paysign, Inc.	$7,454,319	$2,588,054

Net income per common share - basic	$0.16	$0.06
Net income per common share - fully diluted	$0.14	$0.05

Weighted average common shares outstanding - basic	47,436,754	45,449,254
Weighted average common shares outstanding - fully diluted	54,550,369	51,986,505

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Stockholders' Equity Attributable to Paysign, Inc.
	Common Stock		Additional Paid-in	Treasury Stock	Retained Earnings (Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit)	Interest	Equity

Balance, December 31, 2017	43,670,765	$43,671	$7,155,970	$(150,000)	$(2,008,472)	$(200,117)	$4,841,052
Issuance of stock for services	130,000	130	144,010	–	–	–	144,140
Exercise of stock warrant	200,000	200	99,800	–	–	–	100,000
Issuance of stock for stock based compensation	2,440,000	2,440	(2,440)	–	–	–	–
Stock based compensation	–	–	1,222,804	–	–	–	1,222,804
Net income (loss)	–	–	–	–	2,588,054	(6,813)	2,581,241
Balance, December 31, 2018	46,440,765	46,441	8,620,144	(150,000)	579,582	(206,930)	8,889,237
Exercise of stock options	245,800	246	430,673	–	–	–	430,919
Issuance of stock for stock based compensation	1,891,147	1,891	(1,891)	–	–	–	–
Stock based compensation	–	–	2,528,613	–	–	–	2,528,613
Dissolution and amalgamation of Qfour, Inc. subsidiary	–	–	–	–	54,584	(54,584)	–
Net income (loss)	–	–	–	–	7, 454,319	(1,573)	7,452,746
Balance, December 31, 2019	48,577,712	$48,578	$11,577,539	$(150,000)	$8,088,485	$(263,087)	$19,301,515

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the year ended December 31, 2019	For the year ended December 31, 2018
Cash flows from operating activities:
Net income	$7,454,319	$2,588,054
Adjustments to reconcile net income to net cash provided by operating activities:
Change in noncontrolling interest	(1,573)	(6,813)
Stock based compensation	2,528,613	1,366,944
Depreciation and amortization	1,483,140	1,089,521
Deferred taxes	(909,976)	–
Changes in operating assets and liabilities:
Change in accounts receivable	(554,633)	(171,780)
Change in prepaid expenses and other current assets	(245,471)	(596,901)
Change in accounts payable and accrued liabilities	196,107	182,414
Change in customer card funding	6,762,253	11,544,530
Net cash provided by operating activities	16,712,779	15,995,969

Cash flows from investing activities:
Purchase of fixed assets	(463,714)	(257,062)
Increase in intangible assets	(2,773,420)	(1,337,923)
Net cash used in investing activities	(3,237,134)	(1,594,985)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	430,919	100,000
Net cash provided by financing activities	430,919	100,000

Net change in cash and restricted cash	13,906,564	14,500,984
Cash and restricted cash, beginning of period	31,665,741	17,164,757

Cash and restricted cash, end of period	$45,572,305	$31,665,741

Cash and restricted cash reconciliation:
Cash	$9,663,746	$5,615,073
Restricted cash	35,908,559	26,050,668
Total cash and restricted cash	$45,572,305	$31,665,741
Supplemental cash flow information:
Non-cash financing activities
Interest paid	$–	$–
Income taxes paid	$–	$7,504

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of business, HISTORY and summary of significant accounting policies

Description of business – Paysign, Inc. (the “Company,” “Paysign,” “we” or “our”, formerly known as 3PEA International, Inc.) was incorporated on August 24, 1995 under the name of Antek International, Inc. The Company has undergone several name changes before eventually changing its name to Paysign, Inc. on April 23, 2019. The Company acquired 3Pea Technologies, Inc., a payment solutions company, in March 2006, which resulted in 3Pea Technologies, Inc. becoming a wholly owned subsidiary.

About Paysign

Paysign, Inc. is a vertically integrated provider of prepaid card products and processing services for corporate, consumer and government applications. The Company markets prepaid card solutions under our PaySign® brand. As we are a payment processor and prepaid card program manager, we derive revenue from all stages of the prepaid card lifecycle. We provide a card processing platform consisting of proprietary systems and innovative software applications based on the unique needs of our programs. We have extended our processing business capabilities through our proprietary PaySign platform. We design and process prepaid programs that run on the platform through which customers can define the services they wish to offer cardholders. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

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

Our proprietary PaySign® platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform allows us to expand our operational capabilities by facilitating entry into new markets within the payments space through its flexibility and ease of customization. The PaySign platform delivers cost benefits and revenue building opportunities to our partners.

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

Cash and cash equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at December 31, 2019 and 2018.

Restricted cash – At December 31, 2019 and 2018, restricted cash consist of funds held specifically for our card product programs that are contractually restricted to use. Following the adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, the Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our consolidated statements of cash flows.

Fixed assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is principally recorded on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Leasehold improvements are capitalized and depreciated over the shorter of the remaining lease term or the estimated useful life of the improvements. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Costs for internally developed software, the Platform, are capitalized in intangible assets. In accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), we capitalize application and development charges and amortize them over an estimated useful life of three years.

Customer card funding – At December 31, 2019 and 2018, customer card funding represents funds loaded on our prepaid debit card programs less settlement income recognized on current programs.

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

Earnings per share– Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per common share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per common share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period, using the treasury stock method (See Note 5). Common stock equivalent shares are excluded from the computation if their effect is antidilutive. For the years ended December 31, 2019 and 2018, there were no antidilutive common stock equivalent shares to be excluded.

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

The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customers; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligations. All of the Company’s revenues are recognized over time.

The Company generates revenue through fees generated from cardholder transactions, interchange, card program management and settlement income. Revenue from cardholder transactions, interchange and card program management is recorded when the performance obligation is fulfilled. Settlement income is recognized and recorded ratably throughout the account and program life cycle. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation for refunding any fees or has any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, it has no contract assets.

Stock-Based Compensation – Stock based compensation is accounted for using the Stock Based Compensation Topic of the FASB ASC. We use the fair value method for equity instruments and use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant and is recognized as an expense over the requisite service periods on a straight-line basis.

Advertising costs – Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended December 31, 2019 and 2018, the Company expensed $165,940 and $149,547, respectively, included in Selling, general and administrative expense.

New accounting pronouncements – In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Subtopic 350-40). The amendments in ASU No. 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU No. 2018-15 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. As a public business entity, the Company is an emerging growth company and smaller reporting company and has elected to use the extended transition period provided for such companies. As a result, the Company is not required to adopt this ASU No. 2018-15 for annual periods beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt this standard using the prospective method as of October 1, 2018. There was no impact on the Company’s consolidated financial statements for the adoption of ASU No. 2018-15.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU No. 2018-13 provide clarification and modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The amendments in this ASU No. 2018-13 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Under the guidance, equity-classified nonemployee awards are measured on the grant date, rather than on the earlier of (1) the performance commitment date or (2) the date at which the nonemployee’s performance is complete. The guidance is effective in annual periods beginning after December 15, 2018, and interim periods within those years. We adopted this new standard on January 1, 2019, and there was no material impact to our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which increases the transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing information. This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. We adopted this new standard on January 1, 2019, and there was no material impact to our financial statements.

2.     FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2019	December 31, 2018
Equipment	$2,026,549	$1,586,954
Software	180,223	165,274
Furniture and fixtures	149,684	140,209
Website costs	34,971	25,467
Leasehold improvements	52,894	52,894
	2,444,321	1,970,798
Less: accumulated depreciation	1,507,136	1,087,308
Fixed assets, net	$937,185	$883,490

3.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2019	December 31, 2018
Patents and trademarks	$39,053	$36,073
Platform	5,598,136	4,105,780
Customer lists and contracts	1,177,200	–
Kiosk development	64,802	64,802
Licenses	534,569	433,685
	7,413,760	4,640,340
Less: accumulated amortization	3,597,528	2,524,407
Intangible assets, net	$3,816,232	$2,115,933

Intangible assets are amortized over their useful lives ranging from periods of 3 to 5 years. During the year ended December 31, 2019, we acquired customer lists and contracts from a third party totaling $1,177,200, which is being amortized over a period of 3 to 5 years. For intangible assets as of December 31, 2019, the Company expects that amortization expense will be $1,370,328, $1,014,812, $545,940, $225,307 and $206,441 for 2020 through 2024.

4.     COMMON STOCK

At December 31, 2019, the Company’s authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 48,577,712 shares of common stock, and no shares of preferred stock outstanding.

2019 Transactions: During the year ended December 31, 2019, the Company issued shares of common stock as follows:

•	245,800 shares of common stock were issued related to the exercise of vested stock options and received cash proceeds totaling $430,919.

•	1,891,147 shares of common stock were issued for vested stock grants to employees.

2018 Transactions: During the year ended December 31, 2018, the Company issued shares of common stock as follows:

•	200,000 shares were issued as a result of the exercise of a warrant with an exercise price of $0.50 for a total of $100,000 in cash proceeds.

•	130,000 shares of common stock were issued for stock-based compensation to a consultant for services earned and unearned.

•	2,440,000 shares of common stock were issued for vested stock grants to various employees and consultants.

In 2019, the Company’s shareholders approved the 3Pea International, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”), which was approved by the board of directors on July 18, 2018. The Plan permits the Company to issue awards to the officers, directors, employees, consultants and other persons who provide services to our company or any related entity. Pursuant to the 2018 Plan, 5,000,000 shares of the Company’s common stock are reserved for issuance. Any awards that are not settled in shares of common stock are not counted against the limit. As of December 31, 2019, there were 3,795,400 shares available for future grants under the 2018 Plan.

Stock, Options and Warrant Grants:

During the year ended December 31, 2019, excluding employee terminations, the Company granted a total of 555,000 shares of common stock. The shares were valued at $5,256,350 or an average price per share of $9.47. The stock grants have an annual vesting period over five years.

From 2016 to 2018, excluding employee terminations, the Company granted a total of 8,630,000 shares of common stock and 2,643,000 stock options. The shares were valued at $6,097,200 or an average price per share of $.71. The stock options were valued at $4,088,981 an average price per share of $1.55, collectively vesting over a three to five year period.

Stock-based compensation expense for the years ended December 31, 2019 and 2018 was $2,528,613 and $1,366,944, respectively.

Stock Options

A summary of stock options activity for the year ended December 31, 2019 and 2018 is presented as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2017	–	$–
Granted	2,750,000	2.00
Exercised	–	–
Forfeited/expired	(42,673)	2.40
Outstanding at December 31, 2018	2,707,327	$2.00	9.56	$5,402,585
Granted	–	–
Exercised	(245,800)	1.75
Forfeited/expired	(57,727)	2.40
Outstanding at December 31, 2019	2,403,800	$2.01	8.45	$19,565,450
Exercisable at December 31, 2019	364,400	$2.02	8.44	$2,963,600

A summary of unvested options activity for the years ended December 31, 2019 and 2018 was as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2017	–	$–
Granted	2,750,000	2.00
Forfeited/expired	(42,673)	2.40
Vested	–	–
Unvested at December 31, 2018	2,707,327	$2.00
Granted	–	–
Forfeited/expired	(57,727)	2.40
Vested	(610,200)	1.91
Unvested at December 31, 2019	2,039,400	$2.01

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Weighted average grant date fair value of options granted	$–	$1.56
Intrinsic value of options exercised	$2,605,923	$–

The weighted-average assumptions used in the Black-Scholes option-pricing model for the year ended December 31, 2018 was a risk-free interest rate of 2.95%, expected volatility of 242%, dividend yield of -0- and the weighted-average expected life of 5 years.

Stock Awards

A summary of stock awards activity for the years ended December 31, 2019 and 2018 was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2017	4,640,000	$0.20
Granted	3,070,000	1.78
Forfeited	(275,000)	0.16
Vested	(1,640,000)	0.18
Outstanding at December 31, 2018	5,795,000	0.94
Granted	576,147	9.50
Forfeited	(170,000)	4.47
Vested	(1,801,147)	0.68
Outstanding at December 31, 2019	4,400,000	$2.06

5.        BASIC AND FULLY DILUTED NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the years ended December 31, 2019 and 2018:

	2019	2018
Numerator:
Net income attributable to Paysign, Inc.	$7,454,319	$2,588,054
Denominator:
Weighted average common shares:
Denominator for basic calculation	47,436,754	45,449,254
Weighted average effects of potentially diluted common stock:
Stock options (calculated under treasury method)	2,079,669	767,895
Unvested restricted stock grants	5,033,946	5,769,356
Denominator for fully diluted calculation	54,550,369	51,986,505
Net income per common share:
Basic	$0.16	$0.06
Fully diluted	$0.14	$0.05

6.       COMMITMENTS AND CONTINGENCIES

Office leases – The Company has a seven-month operating lease for office space that expires April 30, 2020. The monthly lease payment approximates $19,000 per month. Lease payments plus common area maintenance fees for the year ended December 31, 2019 and 2018 approximated $224,000 and $216,000, respectively.

The Company has an operating lease for an office space under construction. The Company expects the lease to become effective in the second quarter of 2020. The lease will expire ten years from the effective date and will allow for two optional extensions of 5 years each. Lease payments will be $48,000 per month.

Data Center Lease – The Company leases space on a monthly basis for its data centers in Nevada under a co-location agreement. The agreement provides for lease payments of approximately $7,000 per month.

Pending of threatened litigation – We may become involved in litigation from time to time in the ordinary course of business. However, at December 31, 2019, to the best of our knowledge, no such litigation exists or is threatened. See Note 9 for subsequent events.

7.      RELATED PARTY

A member of our Board of Directors is also a partner in a law firm that the Company paid $42,000 and $0 during the years ended December 31, 2019 and 2018.

8.       INCOME TAXES

The income tax benefit on the statements of income consists of $909,976 for the year ended December 31, 2019. There was no provision for the year ended December 31, 2018. Income tax benefit was comprised of the following for the year ended December 31:

	2019	2018
Current income taxes	$–	$–
Deferred income tax benefit	(909,976)	–
Income tax benefit	$(909,976)	$–

Deferred tax assets are comprised of the following at December 31:

	2019	2018
Net operating loss carryforward	$837,327	$177,026
Tax credits	175,859	120,684
Temporary differences	(95,706)	(290,206)
Less valuation allowance	–	–
Deferred tax asset, net	$917,480	$7,504

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2019, management determined that realization of these benefits are realizable and does not believe a valuation allowance is needed. At December 31, 2019 and 2018, net operating loss carryforwards were $3,987,271 and $842,981, respectively. $882,542 of the net operating loss carry forwards will expire from 2033 through 2035. During the year ended December 31, 2019, none of the net operating loss carryforward was utilized.

For December 31, 2019 and 2018, the provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% in 2019 and 2018) to income taxes as follows:

	2019	2018
Tax provision computed at 21%	$1,374,312	$542,061
Change in valuation allowance	–	(794,158)
Change in carryovers and tax attributes	(2,284,288)	252,097
Income tax provision	$(909,976)	$–

9.       SUBSEQUENT EVENTS

In 2020, we issued to employees a total of 425,000 shares of common stock for vested stock grants and 10,000 shares for exercised options.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. While the disruption is currently expected to be temporary, there is uncertainty around the duration. We have not seen a negative impact to our business, results of operations, and financial position, however the related financial impact cannot be reasonably estimated at this time.

Following our press release on March 16, 2020, two putative class actions were filed in the United States District Court for the District of Nevada on behalf of a class of persons who acquired our common stock from March 12, 2019 through March 15, 2020, inclusive. The Complaints allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding our internal control over financial reporting and our financial statements. The Complaints seek certification as a class action, compensatory damages, and attorney’s fees and costs. The Complaints are entitled Yilan Shi v. Paysign, Inc. et. al., which was filed March 19, 2020 and has not yet been served on the Company, and Lorna Chase v. Paysign, Inc. et. al., which was filed on March 25, 2020 and has not yet been served on the Company.

