Form 10-K/A
period 2019-12-31
Paysign, Inc.
filed 2020-04-29
CIK 1496443

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 49,143,707 as of April 15, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 originally filed on April 3, 2020 (the “Original Filing”) by Paysign, Inc. (“Paysign”, the “Company”, “we”, or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing, and accordingly, should be read in conjunction with the Original Filing. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and our principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

i

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Directors

Name	Age	Position	Director Since
Mark R. Newcomer	54	Chief Executive Officer, President and Director	March 2006
Daniel H. Spence	56	Chief Technology Officer, Director	March 2006
Joan M. Herman	63	Chief Operating Officer, Director	November 2018
Dan R. Henry	54	Chairman and Director	May 2018
Bruce Mina	73	Director	March 2018
Quinn Williams	70	Director	April 2018
Dennis Triplett	73	Director	May 2018

Mark R. Newcomer, Chief Executive Officer, President, Vice-Chairman and Director. Mr. Newcomer serves as our President and Chief Executive Officer and has served in this capacity and as a director since March 2006. From February of 2001 to present, Mr. Newcomer continues to serve as chairman and CEO of 3PEA Technologies, Inc., a payment solutions company he co-founded in 2001 with Mr. Spence. Mr. Newcomer continues to be a driving force in guiding the company's growth through technology investments, acquisitions, new product lines, and strategic partnerships. Mr. Newcomer attended Cal-Poly San Luis Obispo where he majored in Bio-Science. We believe Mr. Newcomer should serve as our chairman based on the perspective and experience he brings to our board of directors as our founder and Chief Executive Officer, which adds historical knowledge, operational expertise and continuity to our board of directors.

Daniel H. Spence, Chief Technology Officer and Director. Mr. Spence serves as our Chief Information Officer and has served as a director since March 2006. Mr. Spence is responsible for the design and architecture of the Paysign® payments platform. Prior to founding 3PEA Technologies, Inc. with co-founder Mr. Newcomer, Mr. Spence designed and developed secure middleware for Internet financial processing systems in various contract positions. Mr. Spence was Systems Manager from 1995 to 1997, and then Director of Technology Planning from 1997 to 1999 at The Associated Press, the world’s largest news gathering organization with over 4000 employees in 227 countries. From 1984-1994, Mr. Spence was with Coca-Cola in Australia implementing financial and line of business systems for Coca-Cola operations worldwide. In 2007-2008, he was Project Manager for the implementation of Medicare Easyclaim for ANZ Bank in Australia. Easyclaim allows patients and medical practitioners to lodge Medicare claims using the existing EFTPOS infrastructure. In 2010-2011 he was Business Analyst on the EFT and Banking Stream that was responsible for the upgrade of POS Terminals to EMV capability for Australia Post. Previously for 3PEA, he designed and developed EFTPOS terminals and secure key injection systems, and the software tools (API/SDK) for the EFTPOS terminal integration by third party developers. He has certified several financial interchanges in the ISO8583 and AS2805 standards to various EFT networks in the United States and Australia. He has over 25 years’ experience deploying large-scale technology solutions for major international corporations. We believe that Mr. Spence should serve as a director based on his experience in internet financial processing systems and as a founder of our company.

Joan M. Herman, Chief Operating Officer and Director. Ms. Herman serves as our Chief Operating Officer since September 2017and director since November 2018. Ms. Herman‘s experience in payments spans more than 30 years, holding various management positions in operations, product development, and sales and marketing on both the issuing and acquiring sides of the card business. Ms. Herman’s previous employers and directorships include Sunrise Bank from June 2012 to August 2017, UMB Bank from 2010 to 2012 and Heartland Bank from 2006 to 2010, and served as a Director at Heartland Payment Systems from 1997 to 2006. Ms. Herman is a member of the Board of Directors of the National Branded Prepaid Card Association (NBPCA) and serves as its Treasurer. Ms. Herman earned her B.A. and M.A. in business and marketing from Webster University, St. Louis, Missouri.

Dan R. Henry, Chairman and Director. Mr. Henry has served as a director since May 2018. Mr. Henry has been a private investor and advisor since 2013. Mr. Henry previously served as Chief Executive Officer of NetSpend, a leading provider of prepaid debit cards for personal & commercial use, from 2008 to 2014. Prior to that, he served as president and chief operating officer of Euronet, a global leader in processing secure electronic financial transactions from 1994 to 2006. He was also a co-founder of Euronet and served on its board until January 2008. Mr. Henry currently serves as Chief Executive Officer of Green Dot Corporation and serves on the Boards of Directors of Paysign and Dama Financial. Mr. Henry is a seasoned financial services industry entrepreneur who brings valuable senior leadership, experience and insight to the Board.

Bruce Mina, Director. Mr. Mina has served as a director since March 2018. Mr. Mina, MS-Taxation, CPA/ABV, CFF, CVA, BVAL is a co- founder & managing member of Mina Llano Higgins Group, LLP (founded 1974). Mr. Mina is a Certified Public Accountant licensed in the State of New York for over 30 years. He is experienced in, and responsible for litigation support and valuation assignments regarding business valuations, damage studies and appraisal engagements. Mr. Mina has been retained as a Business Appraiser, Expert Witness, Consultant, Forensic Examiner, Auditor, Accountant and Tax Planner by business owners and corporate officers, attorneys and Municipalities to provide services in business appraisal and enterprise valuation, forensic examination and litigation support. Mr. Mina served as CFO for Coal Brick Oven Pizzeria, Inc., a Nevada corporation that operates the Grimaldi’s Pizzeria chain of restaurants, from 2011 to 2018. He also has served as CFO for Academy of Aviation in Long Island, NY since 2009. Mr. Mina earned his B.A. degree from Hofstra University, and his Master of Science-Taxation Degree from Long Island University.

Quinn Williams, Director. Mr. Williams has served as a director since April 2018. Mr. Williams is an attorney and shareholder with the firm of Greenberg Traurig LLP, which he joined in June 2002. Admitted to the Bar in New York and Arizona, Mr. Williams practice focuses on mergers and acquisitions, public and private securities offerings, venture capital transactions and advising on the formation and funding of emerging companies. Mr. Williams’ industry experience includes technology, fintech, banking, manufacturing, distribution, real estate and specialty service industries. He serves as corporate counsel for private companies and was formerly general counsel of an international retail franchisor and served on the Board of Directors of Swenson’s Inc., in 1985. Mr. Williams possesses a long list of accolades and awards, including listed, The Best Lawyers in America, Corporate Law; Franchise Law; Venture Capital Law, 1995-2018; selected by The Business Journal “Best of the Bar Award” Corporate Financing, 2005, and is rated AV preeminent® 5.0 out of 5 from Martindale Hubbell. Mr. Williams graduated from the University of Wisconsin and University of Arizona College of Law.

Dennis Triplett, Director. Mr. Triplett has served as a director since May 2018. Mr. Triplett served as CEO (March 2004 to April 2015) and Chairman (April 2015 to March 2017) of Healthcare Services at UMB Bank, N.A. a leading provider of healthcare payment solutions including health savings accounts (HSAs), healthcare spending accounts and payments technology. Mr. Triplett founded this division that is now the fifth largest HSA custodian in the nation with $2.6 billion in assets and accounts exceeding 1.25 million.  Mr. Triplett developed the Bank’s Medical Savings Account product in the late 90’s and grew that into a multipurpose card product supporting a variety of spending accounts including HSAs, FSAs, and HRAs. Mr. Triplett has over 35 years of experience in the banking industry including serving as the President and CEO of two banks in the Midwest and has extensive credit and debit card experience.  Mr. Triplett is a graduate of several banking schools and holds an MBA degree from the University of Missouri. Mr. Triplett industry leadership has included Chairing the Employers Council on Flexible Compensation (ECFC) from 2007 to 2014; a founding Board Member of the American Bankers Association’s HSA Council; Chairing American Health Insurance Plan’s (AHIP) HSA Leadership Council from 2009 to 2013. Civically, Mr. Triplett serves on the Board of the Greater Kansas City Crime Commission since 2011, Chairperson for Community for Coaches since 2016 and member of UMB Healthcare Services Strategic Advisory Council since 2016.

Executive Officers

The following table sets forth information regarding our executive officers as of April 15, 2020.

Name	Age	Title
Mark R. Newcomer	54	Chief Executive Officer
Robert P. Strobo	41	General Counsel, Chief Legal Officer, and Secretary
Daniel H. Spence	56	Chief Technology Officer and Director
Mark K. Attinger	55	Chief Financial Officer and Treasurer
Joan M. Herman	63	Chief Operating Officer and Director

The biographies of Messrs. Newcomer, Spence and Herman are included above under the section titled “Directors”

Mark K. Attinger, Chief Financial Officer and Treasurer. Mr. Attinger serves as our Chief Financial Officer and Treasurer, since December 2018. Prior to joining Paysign, Inc. Mr. Attinger served as President and Chief Operating Officer for Genesis Financial, Inc. from April 2018 to October 2018; Chief Executive Officer for Zxerex Corporation from November 2016 to March 2018; founding Partner and Principal of management consulting firm Customer Servicing Solutions, LLC from 2007 to 2016. He held positions as Chief Executive Officer of Affina (a business process outsourcer) (2003 to 2007); Chief Operating Officer at Prudential Financial (2002 to 2003) and Vice President of Operations at NextCard (2000 to 2002). Mr. Attinger also served at American Express from 1987 to 2000 in various positions in Finance, Performance and Quality Management, and Operations. Mr. Attinger earned a Bachelor of Science degree in Finance, with a minor in Accounting, and a Master of Business Administration degree, both from Brigham Young University.

Robert P. Strobo, General Counsel, Chief Legal Officer, and Secretary. Mr. Strobo serves as our General Counsel, Chief Legal Officer, and Secretary since October 2018.  Prior to joining Paysign, Inc., from 2005 to 2018, Mr. Strobo served as Deputy General Counsel and Vice President for Republic Bank & Trust Company, a state-charted financial institution out of Louisville, Kentucky. He specializes in prepaid card issuance and non-traditional banking, which includes small-dollar consumer lending, commercial lending, payments and tax-related financial products.  In addition, Mr. Strobo served as Chairman of the Board of Directors for Commonwealth Theatre Center, a non-profit youth conservatory and outreach program serving all of Kentucky and southern Indiana. He received his B.A. in Psychology and Philosophy from the University of Kentucky and his J.D. from DePaul University College of Law in Chicago, Illinois.

Corporate Governance

Board Leadership Structure

Dan R. Henry serves as our Chairman of the Board, and Mark Newcomer serves as our President and Chief Executive Officer. Our Board has decided to maintain separate Chairman and CEO roles to allow our CEO to focus on the development and execution of our business strategy and leading the Company, while allowing the Chairman to lead the Board in its fundamental role of providing advice to, and independent oversight of, management. The Board recognizes the time, effort and energy that the CEO is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman. While our Bylaws and Corporate Governance Guidelines do not require that our Chairman and CEO positions be separate, the Board believes that having separate positions and having an independent director serve as Chairman is the appropriate leadership structure for us at this time.

Role of the Board in Risk Oversight

Management is responsible for the day-to-day management of risk and for identifying our risk exposures and communicating such exposures to our board. Our Board is responsible for designing, implementing and overseeing our risk management processes. The Board does not have a standing risk management committee, but administers this function directly through the Board as a whole. The whole Board considers strategic risks and opportunities and receives reports from its officers regarding risk oversight in their areas of responsibility as necessary. We believe our Board’s structure facilitates the division of risk management oversight responsibilities and enhances the Board’s efficiency in fulfilling its oversight function with respect to different areas of our business risks and our risk mitigation practices.

Meetings of the Board

During 2019, there were four meetings of the Board. Each of the directors attended at least 75% of the aggregate number of meetings of the Board of Directors and the committees of the Board of Directors on which he or she served during the year ended December 31, 2019 (in each case, which were held during the period for which he or she was a director and/or a member of the applicable committee). In addition to participation at Board meetings, our directors discharge their responsibilities throughout the year through personal meetings and other communications, including considerable personal and telephone contact with the chairman and chief executive officer and others regarding matters of interest and concern to us.

We do not have a formal policy requiring members of the Board to attend the annual meeting of stockholders, although all directors are strongly encouraged to attend. All of our board members, excluding Quinn Williams, attended our 2019 annual meeting of stockholders.

Executive Sessions of Non-Management Directors

Pursuant to our corporate governance principles or as required by NASDAQ Stock Market rules, non-management directors of the Board meet from time to time without the presence of management. The Chairman generally chairs these sessions.

Committees of the Board

In 2018, the Board established three standing committees: the Audit Committee, the Compensation Committee and the Nominating & Corporate Governance Committee. From time to time, the Board may also create various ad hoc committees for special purposes. The membership during the last fiscal year and the function of each of the Audit, Compensation, and Nominating and Corporate Governance Committees are described below. The board has determined that all of the members of each of the Audit, Compensation, and Nominating and Corporate Governance Committees are independent as defined under the rules of the NASDAQ Stock Market, including, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The charter of each standing committee is available on the Company’s website at www.paysign.com.

The following chart sets forth the directors who currently serve as members of each of the Board committee as of the date of this proxy statement.

Directors	Audit Committee	Compensation Committee	Nominating Committee
Dan R. Henry*	X	C	X
Bruce Mina	C	X
Quinn Williams		X	C
Dennis Triplett	X	X

_______________________

* Chairman of the Board

“C” Denotes member and chair of committee

“X” Denotes member

Audit Committee Functions

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(a) of the Exchange Act.  The Audit Committee met four times in 2019. The members of the Audit Committee are Bruce Mina (chair), Dennis Triplett and Dan Henry. The Board has determined that each member of the Audit Committee is independent in accordance with SEC rules applicable to audit committee members. The Audit Committee is responsible for oversight of the quality and integrity of the accounting, auditing and reporting practices of Paysign. More specifically, it assists the Board of Directors in fulfilling its oversight responsibilities relating to (i) the quality and integrity of our financial statements, reports and related information provided to stockholders, regulators and others, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent registered public accounting firm, (iv) the internal control over financial reporting that management and the Board have established, and (v) the audit, accounting and financial reporting processes generally. The Committee is also responsible for review and approval of related-party transactions. The Board has determined that Mr. Mina is an “audit committee financial expert” as defined by SEC rules. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, accounting or other advisors as it deems necessary to carry out its duties.

Compensation Committee Functions

The Compensation Committee met four times in 2019. Dan R. Henry (chair), Dennis Triplett, Quinn Williams and Bruce Mina are the members of the Compensation Committee. The Board has determined that each member of the Compensation Committee is independent in accordance with SEC rules applicable to compensation committee members. The Committee is responsible for reviewing and recommending compensation policies and programs, management and corporate goals, as well as salary and benefit levels for our executive officers and other significant employees. Its responsibilities include supervision and oversight of the administration of our incentive compensation and stock programs. As such, the Committee is responsible for administration of grants and awards to directors, officers, employees, consultants and advisors under the Paysign 2018 Incentive Compensation Plan. The Compensation Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, compensation consultant, or other advisors as it deems necessary to carry out its duties.

Nominating & Corporate Governance Committee Functions

The Nominating and Corporate Governance Committee met three times in 2019. Dan R. Henry and Quinn Williams (chair) are the members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become members of the Board, recommending to the Board, candidates for election or re-election as directors, and reviewing our governance policies in light of the corporate governance rules of the SEC. Under its charter, the Committee is required to establish and recommend criteria for service as a director, including matters relating to professional skills and experience, board composition, potential conflicts of interest and manner of consideration of individuals proposed by management or stockholders for nomination. The Committee believes candidates for the Board should have the ability to exercise objectivity and independence in making informed business decisions; extensive knowledge, experience and judgment; the highest integrity; loyalty to the interests of Paysign and its stockholders; a willingness to devote the extensive time necessary to fulfill a director’s duties; the ability to contribute to the diversity of perspectives present in board deliberations, and an appreciation of the role of the corporation in society. The Committee will consider candidates meeting these criteria who are suggested by directors, management, stockholders and other advisers hired to identify and evaluate qualified candidates. This committee also monitors the ethical behavior of our employees, officers and directors.

Communication with the Board

The Board and management encourage communication from our stockholders. Stockholders who wish to communicate with our management or directors should direct their communication to the Corporate Secretary of the Company, 1700 W. Horizon Ridge Parkway, Suite 200, Henderson, Nevada 89012. The Secretary will forward communications intended for the Board to the Chairman of the Board, currently Mr. Henry, or, if intended for an individual director, to that director. If multiple communications are received on a similar topic, the Secretary may, in his discretion, forward only representative correspondence. Any communications that are abusive, in bad taste or present safety or security concerns may be handled differently.

Code of Ethics

We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.paysign.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

Policies with Respect to Transactions with Related Persons

The Nominating and Corporate Governance Committee and the Board have adopted a Code of Ethics, which is available at www.paysign.com, that sets forth various policies and procedures intended to promote the ethical behavior of the Company’s employees, officers and directors. The Code of Ethics describes our policy on conflicts of interest.

The executive officers and the Board are also required to complete a questionnaire on an annual basis which requires them to disclose any related person transactions and potential conflicts of interest. The responses to these questionnaires are reviewed by outside corporate counsel, and, if a transaction is reported by an independent director or executive officer, the questionnaire is submitted to the Chairperson of the Audit Committee for review. If necessary, the Audit Committee will determine whether the relationship is material and will have any effect on the director’s independence. After making such determination, the Audit Committee will report its recommendation on whether the transaction should be approved or ratified by the entire Board.

Certain Relationships and Related Transactions

We did not participate in any transactions in which any of the Company directors, executive officers, any beneficial owner of more than 5% of our common stock, nor any of their immediate family members, had a direct or indirect material interest.

Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, conduct an appropriate review of, and be responsible for the oversight of, all related party transactions on an ongoing basis. There were no related party material transactions during the fiscal year ended December 31, 2019.

Director Nomination Process

The Nominating and Corporate Governance, or Nominating Committee, is responsible for, among other things, selection of candidates for the annual slate of directors.

When identifying and evaluating candidates, the Nominating Committee first determines whether there are any evolving needs of the Board that require an expert in a particular field. The Nominating Committee may retain a third-party search firm to assist it in locating qualified candidates that meet the needs of the Board at that time. The search firm would provide information on a number of candidates, which the Nominating Committee discusses. The Nominating Committee chair and some or all of the members of the Nominating Committee, and the Chief Executive Officer, will interview potential candidates that the Nominating Committee deems appropriate. If the Nominating Committee determines that a potential candidate meets the needs of the Board, has the qualifications, and meets the independence standards required by NASDAQ rules, it will recommend the nomination of the candidate to the Board. It is the Nominating Committee’s policy to consider director candidates recommended by stockholders, if such recommendations are properly submitted to the Company. Stockholders wishing to recommend persons for consideration by the Nominating Committee as nominees for election to the Board can do so by writing to the Corporate Secretary of Paysign, Inc., at 1700 W. Horizon Ridge Parkway, Suite 200, Henderson, Nevada 89012. Recommendations must include the proposed nominee’s name, biographical data and qualifications, as well as a written statement from the proposed nominee consenting to be named and, if nominated and elected, to serve as a director. Recommendations must also follow the Company’s procedures for nomination of directors by stockholders (see the information under the subheadings “Nominating and Corporate Governance Committee” and “Criteria and Diversity”). The Nominating Committee will consider the candidate and the candidate’s qualifications in the same manner in which it evaluates nominees identified by the Nominating Committee. The Nominating Committee may contact the stockholder making the nomination to discuss the qualifications of the candidate and the stockholder’s reasons for making the nomination. The Nominating Committee may then interview the candidate if it deems the candidate to be appropriate. The Nominating Committee may use the services of a third-party search firm to provide additional information about the candidate prior to making a recommendation to the Board.

The Nominating Committee’s nomination process is designed to ensure that the Nominating Committee fulfills its responsibility to recommend candidates who are properly qualified to serve the Company for the benefit of all of its stockholders, consistent with the standards established by the Nominating Committee under our corporate governance principles. The Nominating Committee did not receive any director nominee recommendations from stockholders for the 2020 Annual Meeting.

Criteria and Diversity

In considering whether to recommend any candidate for inclusion in the Board’s slate of recommended director nominees, the Nominating and Corporate Governance Committee will apply the criteria set forth in governance guidelines. These criteria include the candidate’s integrity, business acumen, age, experience, commitment, diligence, conflicts of interest and the ability to act in the interests of all stockholders. Our guidelines specify that the value of diversity on the Board should be considered by the Nominating and Corporate Governance Committee in the director identification and nomination process. The Committee seeks nominees with a broad diversity of experience, professions, skills, geographic representation and backgrounds. The Committee does not assign specific weights to particular criteria, and no particular criterion is necessarily applicable to all prospective nominees. We believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. Nominees are not discriminated against on the basis of race, religion, national origin, sexual orientation, disability or any other basis proscribed by law.

Report of the Audit Committee

The Audit Committee is responsible for providing independent, objective oversight of Paysign’s accounting functions and internal control over financial reporting. The Audit Committee has reviewed and discussed audited financial statements for Paysign with management. The Audit Committee also has discussed with Squar Milner LLP the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC, which includes, among other items, matters related to the conduct of the annual audit of our Company’s financial statements. The Audit Committee has also received and reviewed the written disclosures and the letter from Squar Milner LLP, as required by applicable requirements of the Public Company Accounting Oversight Board, regarding the communications by Squar Milner LLP with the Audit Committee concerning independence, and has discussed with Squar Milner LLP its independence from Paysign.

Based upon the review and discussions referred to above, the Audit Committee recommended to our Board of Directors that the audited financial statements of Paysign for the 2019 fiscal year be included in the Annual Report filed on Form 10-K for the year ended December 31, 2019.

By the Audit Committee of the Board of Directors of Paysign, Inc.

Bruce Mina, Chair

Dan Henry

Dennis Triplett

Director Compensation

The following table details the total compensation earned by our non-employee directors during the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (4)
Dan R. Henry (1)	21,000	–	392,568	–	413,568
Bruce Mina (1)	21,000	58,456	–	–	79,456
Dennis Triplett (1)	21,000	66,817	–	–	87,817
Quinn Williams (1)	21,000	79,891	–	–	100,891

(1)	Mr. Henry, Mr. Mina, Mr. Triplett and Mr. Williams were appointed to the board for the first time in 2018.

(2)	Mr. Mina, Mr. Triplett and Mr. Williams received restricted stock grants in 2018 as part of their compensation for their services. The restricted shares will vest over a four-year period from the date of their appointment as a director.

(3)	Represents the grant date fair value of stock option award based upon the Black Scholes valuation model made in 2018. Options were granted on May 3, 2018, and will vest over a four-year period from the date his appointment.

(4)	Excludes travel expense reimbursements.

Name	Number of Shares Subject to Option Awards Held as of December 31, 2019
Dan R. Henry	1,350,000
TOTAL	1,350,000

We also reimburse our directors for reasonable travel and other related expenses. Independent Board members are paid an annual fee of $21,000 per year, and $1,500 each quarterly board meeting they attend in person.

In 2018, we also issued 200,000 shares of restricted common stock to three of our independent directors (other than Dan Henry) at the time of their appointment to the Board. The shares vest over a four-year period from the date of their appointment. Mr. Henry was granted a stock option for 1,500,000 shares of common stock with an exercise price of $1.34 for his role as an independent director and chairman of the Board at the time of his appointment to the Board. Mr. Henry’s options vest over a four-year period from the date of his appointment.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

Our named executive officers, or NEOs, consisting of our principal executive officer during the last completed fiscal year and our two most highly compensated executive officers as of December 31, 2019:

•	Mark R. Newcomer, Chief Executive Officer;

•	Daniel H. Spence, Chief Technology Officer;

•	Mark K. Attinger, Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $(1)	Stock Awards $ (2)(3)	All Other Compensation $ (4)	Total $
Mark R. Newcomer, President & CEO	2019	$883,333	$53,600	$63,036	$32,000	$1,031,969
	2018	$650,000	$146,400	$63,036	$15,500	$874,936
Daniel H. Spence, CTO	2019	$600,000	$–	$63,036	$–	$663,036
	2018	$450,000	$40,000	$63,036	$–	$381,536
Mark K. Attinger, CFO	2019	$323,731	$–	$312,157	$11,200	$647,088
	2018	$41,538	$–	$52,050	$–	$93,588

(1)	Represents discretionary bonuses determined by the Board of Directors and not based on the fulfillment of any formula, criteria, or fulfillment of any performance target, goal or condition.

(2)	In November 2016, the Company granted Mark R. Newcomer and Daniel H. Spence 2,000,000 and 2,000,000 shares of restricted common stock, respectively, which had a total value of $315,180 and $315,180, respectively, based upon a value of $0.15759 per share. The value per share was based on the market value on the date of grant, less a 15% discount due to the shares being restricted and lacking market liquidity. The stock grants vest in equal amounts over a period of five years as of the end of each calendar quarter to the extent the officer is are still employed by us at the time. For both Messrs. Newcomer and Spence, a total of 1,200,000 shares were vested and issued as of December 31, 2019. The balance of the unvested shares had not been issued as of December 31, 2019.

(3)

In October 2018, the Company granted Mark K. Attinger 450,000 shares of restricted common stock with a value of $1,561,500, which vest annually in equal amounts over a four-year period on the anniversary date of the grant, if Mr. Attinger is still employed by us at that time.  As of December 31, 2019, a total of 90,000 shares had vested and been issued.

(4)	All Other Compensation is comprised of a 401(k)-employer matching and profit-sharing plan contributions for Mark R. Newcomer and Mark K. Attinger

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

Narrative to Summary Compensation Table

The Board is responsible for creating and reviewing the compensation of our executive officers, as well as overseeing our compensation and benefit plans and policies and administering our equity incentive plans. The following describes our 2019 executive compensation program and explains our compensation philosophy, policies, and practices, focusing primarily on the compensation of our named executive officers, or NEOs. The following is intended to be read in conjunction with the tables that follow, which provide detailed historical compensation information for our NEOs.

Compensation Philosophy

We believe in providing a competitive total compensation package to its executives through a combination of base salary, annual performance bonuses, and long-term equity awards. The executive compensation program is designed to achieve the following objectives:

•	provide competitive compensation that will help attract, retain and reward qualified executives;

•	align executives’ interests with our success by making a portion of the executive’s compensation dependent upon corporate performance; and

•	align executives’ interests with the interests of stockholders by including long-term equity incentives.

The Board believes that our executive compensation program should include annual and long-term components, including cash and equity-based compensation, and should reward consistent performance that meets or exceeds expectations. The Board evaluates both performance and compensation to make sure that the compensation provided to executives remains competitive relative to compensation paid by companies of similar size and stage of development operating in the payment processing industry and taking into account our relative performance and its own strategic objectives.

The Board has not used compensation consultants in the past but reserves the right to do so in the future.

Employment Contracts of Named Executive Officers

There are no agreements or understandings between the Company and any NEO which guarantees continued employment or any level of compensation, including incentive or bonus payments, to the NEO.

Severance and Change of Control Benefits

We do not have any agreements with our named executive officers that contain provisions requiring that we make payments to the name executive officer at, following, or in connection with the resignation, retirement or other termination of the named executive officer, or a change in control of us, or a change in the named executive officer's responsibilities following a change in control.

Employee Benefit Plans

We sponsor a 401(k)-retirement plan in which our NEO’s participate on the same basis as our other employees. Effective January 2017, our Board approved a matching contribution of 100% of employee contributions up to 3% of the employee’s earnings, and a matching contribution of 50% of the next 2% of the employee’s earnings. During the year ended December 31, 2019 and 2018, the Company made contributions to this plan of approximately $246,000 and $83,000, respectively.

Pension Benefits

None of our NEOs are covered by a pension plan or similar benefit plan that provides for payment or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our NEOs are covered by a deferred contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Option Exercises in 2019

There were no exercises of stock options by the NEOs during the 2019 fiscal year.

Outstanding Equity Awards at Fiscal Year-End 2019

The following table sets forth information regarding all outstanding equity awards held by the NEOs at December 31, 2019. There are no outstanding option awards. Outstanding restricted stock grants have been approved by our Board.

	Stock Awards
Name	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested (1) ($)
Mark R. Newcomer (2)	–	–	700,000	$6,994,000
Daniel H. Spence (2)	–	–	700,000	$6,994,000
Mark K. Attinger (3)	–	–	360,000	$3,571,200

(1)	The value of the unearned awards is based upon the closing price of our common stock on December 31, 2019, which was $9.92 per share.

(2)	The restricted stock grant consisted of 2,000,000 shares issued on November 21, 2016, which vest on a quarterly basis over five years to the extent the executive is still employed by us at the end of each quarter, of which 1,300,000 shares were vested as of December 31, 2019.

(3)	The restricted stock grant consisted of 450,000 shares issued in October 2018, which vest on an annual basis over five years to the extent the executive is still employed by us at the end of each anniversary date, of which 90,000 shares have vested as of December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 15, 2020, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities & Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after April 15, 2020 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Mark R. Newcomer (2) (3) (4)	9,034,146	18.4%

Daniel H. Spence (2) (3)	8,790,000	17.9%

Mark K. Attinger (2) (3)	52,843	0.1%

Joan M. Herman (2) (3)	519,808	1.1%

Robert P. Strobo (2) (3)	23,691	0.0%

Dan R. Henry (2) (3)	600,000	1.2%

Bruce Mina (2) (3)	105,500	0.2%

Quinn Williams (2) (3)	85,000	0.2%

Dennis Triplett (2) (3)	100,000	0.2%

All Officers and Directors as a Group (3)	19,310,988	39.4%

(1)	Based upon 49,143,707 shares of Common Stock issued and outstanding as of April 15, 2020.

(2)	The address for the shareholder is 1700 W Horizon Ridge Pkwy., Suite 200, Henderson, NV 89012.

(3)	Includes the following number of shares of our common stock either (a) issuable upon exercise of stock options granted to our named executive officers and directors that are exercisable within 60 days after April 15, 2020, or (b) issuable pursuant to stock grants to our named executive officers and directors that vest within 60 days after April 15, 2020:

	Directors and Executive Officers	Options Exercisable/Shares Issuable within 60 days
	Mark R. Newcomer	15,000
	Daniel H. Spence Mark K. Attinger	– –
	Joan M. Herman	–
	Robert P. Strobo	–
	Dan R. Henry	600,000
	Bruce Mina	–
	Quinn Williams	–
	Dennis Triplett	50,000
	All executive officers and directors as a group	665,000

(4)	Includes 15,000 vested options in the name of Erin Newcomer.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2019, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such.

Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 about the securities issued, or authorized for future issuance, under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	–	–	–
2018 Incentive Compensation Plan (3)	1,108,800	$5.95	3,795,400
Equity compensation plans not approved by security holders
2016 Officer Restricted Stock Grant (1)	1,800,000	$0.16	–
2017 Restricted Stock Grant to Officer (2)	400,000	$0.42	–
2018 Option issued to Director (4)	1,350,000	$1.34	–
2018 Restricted Stock Grants to Directors (5)	450,000	$1.37	–
2018 Option issued to Employee (6)	500,000	$3.39	–
2018 Restricted Stock Grants to Officers and Employees (7)	1,620,000	$1.84	–
Total	7,228,800	$2.12	3,795,400

(1)	In November 2016, we granted Mark Newcomer, Daniel Spence, Anthony DePrima (former General Counsel, Secretary) and Brian Polan (former CFO) 2,000,000, 2,000,000, 500,000 and 500,000 shares of restricted stock. The shares were valued at $0.1576 on the date of the award, based on the market value on the date of grant, less a 15% discount due to the shares being restricted and lacking market liquidity. The shares vest quarterly over a five-year period. As of December 31, 2019, 2,900,000 of the shares had been issued and 300,000 shares lapsed as result of the retirement of Mr. DePrima, leaving 1,800,000 shares unissued.

(2)	In September 2017, we granted 800,000 shares of restricted stock to Joan M. Herman. The shares were valued at $0.42 on the date of the award, based on the market value on the date of grant. The shares vest annually over a four-year period. As of December 31, 2019, 400,000 of the shares had been issued, leaving 400,000 shares unissued.

(3)	In July 2018, the Board approved the Company’s 2018 Incentive Compensation Plan, and reserved 5,000,000 shares for issuance under the plan. As of December 31, 2018, 750,000 options had been issued under the plan, of which 100,400 had been forfeited as of December 31, 2019. During 2019, 555,000 restricted shares were granted under the 2018 Incentive Comp Plan.

(4)	In May 2018, we issued Dan Henry, one of our directors, an option to purchase 1,500,000 shares of common stock for $1.34 per share, which was the market price of the common stock on the date of the option. The option vests annually over a four-year period from the date of the option.

(5)	In March, April and May, we granted Bruce Mina, Quinn Williams and Dennis Triplett, each of whom is a director, 200,000 shares of restricted stock each. The shares vest annually over a four-year period from the date of the grant. The weighted average value of the stock grant was $1.37 per share, based on the market price of our common stock on the date of each grant. As of December 31, 2019, 150,000 of the shares had been issued.

(6)	In August 2018, we issued an employee an option to purchase 500,000 shares of common stock for $3.39 per share, which was the market price of the common stock on the date of the option. The option vests annually over a five-year period from the date of the option.

(7)	At various times in 2018, we granted an aggregate of 2,340,000 shares of restricted common stock to seven employees. 2,040,000 of the shares vest annually over a five-year period from the date of the grant, and the remaining 300,000 shares vest annually over a three-year period from the date of the grant. The weighted average value of the stock grants was $1.84 per share, based on the market price of our common stock on the date of each grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Related-Person Transaction Policies and Procedures

All transactions between us and our officers, directors, principal stockholders and their affiliates are subject to approval by the Board according to the terms of our written Code of Ethics.

Certain Related-Person Transactions

None.

Independence of Board of Directors

Our Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that all of our presently serving directors other than Mr. Newcomer, Mr. Spence and Ms. Herman are “independent directors” as defined by The NASDAQ Stock Market. Our Board also determined that Messrs. Henry and Williams, who comprise our presently serving Nominating and Corporate Governance Committee, all satisfy the independence standards for such committee established by the SEC and the NASDAQ Marketplace Rules. With respect to our presently serving Audit Committee, our Board has determined that Messrs. Mina, Henry and Triplett satisfy the independence standards for such committee established by Rule 10A-3 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable. Furthermore, the Nominating and Corporate Governance Committee, with concurrence by the Board, has determined that Mr. Mina is an “audit committee financial expert” within the meaning of SEC rules. With respect to our presently serving Compensation Committee, our Board of directors has determined that Messrs. Henry, Williams, Mina and Triplett satisfy the independence standards for such committee established by Rule 10C-1 under the Exchange Act, the SEC and the NASDAQ Marketplace Rules, as applicable.

In making such determinations, our Board considered the relationships that each such non-employee director or director nominee has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of our directors, our Board considered the association of each such non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accountant Fees and Services

Fees and Services

Our independent public accountant for the fiscal years ended December 31, 2019 and 2018 was Squar Milner LLP. The following table presents fees for professional audit services and other services rendered to the Company by such accountants for the fiscal years ended December 31, 2019 and 2018.

	Fiscal Year 2019	Fiscal Year 2018
Audit Fees	$194,000	$80,000
Audit-Related Fees	$14,000	$–
Tax Fees	$–	$–
All Other Fees	$13,867	$1,279

Total Fees	$221,867	$81,279

__________

(1)	Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-related services. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.”
(3)	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.
(4)	All other Fees. All other fees are those services and/or travel expenses not described in the other categories.

Pre-Approval Policy and Procedures

Our Audit Committee has adopted policies and procedures which set forth the manner in which the Audit Committee will review and approve all services to be provided by the independent auditor before the auditor is retained to provide such services. The policy requires Audit Committee pre-approval of the terms and fees of the annual audit services engagement, as well as any changes in terms and fees resulting from changes in audit scope or other items. The Audit Committee also pre-approves, on an annual basis, other audit services, and audit-related and tax services set forth in the policy, subject to estimated fee levels, on a project basis and aggregate annual basis, which have been pre-approved by the Audit Committee.

All other services performed by the auditor that are not prohibited non-audit services under SEC or other regulatory authority rules must be separately pre-approved by the Audit Committee. Amounts in excess of pre-approved limits for audit services, audit-related services and tax services require separate pre-approval of the Audit Committee.

Our chief financial officer reports quarterly to the Audit Committee on the status of pre-approved services, including projected fees. All of the services reflected in the above table were approved by the Audit Committee in fiscal 2018 and fiscal 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are included as a part of the Original Filing:

(1)       All financial statements: Audited financial statements of Paysign, Inc. as of December 31, 2019 and 2018, and for the years ended December 31, 2019 and 2018, including balance sheets, statements of income, statements of cash flows, and statements of changes in stockholders’ equity required to be filed, were listed in Exhibit A of the Original Filing.

(2)       Those financial statement schedules required to be filed by Item 8 of the Original Filing, and by paragraph (b) below: none.

(3)       Those exhibits required by Item 601 of Regulation S-K (Section 229.601 of this chapter) and by paragraph (b) below. Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.: See below.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.1*	Amended and Restated Articles of Incorporation dated April 23, 2010 (3)
3.2*	Amended and Restated Bylaws (2)
4.1*	Form of Warrant (1)
4.2*	Description of Paysign, Inc.’s Securities
10.1*	Share Exchange Agreement between 3PEA International, Inc. and WOW Technologies, Inc. (1)
10.2*	Form of Restricted Stock Award (4)
10.3*	2018 Incentive Compensation Plan (5)
10.4*	Form of Incentive Stock Option Agreement (5)
10.5*	Form of Non-Qualified Stock Option Agreement (5)
10.6*	Form of Restricted Stock Agreement (5)
10.7*	Non-Qualified Stock Option Agreement for Dan Henry (6)
14.1*	Code of Ethics
21*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.3**	Certification Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934
31.4**	Certification Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

(Exhibits marked with an asterisk (*) were furnished with the Original Filing.).

(Exhibits marked with two asterisks (**) are deemed to be filed herewith.)

(1)	Incorporated by reference to our Registration Statement on Form 10 filed on September 16, 2010.
(2)	Incorporated by reference to our Current Report on Form 8-K filed on May 22, 2018.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on September 9, 2019.
(4)	Incorporated by reference to our Form S-8 filed on March 29, 2019 (File Number 333-230634).
(5)	Incorporated by reference to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(6)	Incorporated by reference to our Form S-8 filed on August 22, 2019.

(c)	Other Financial Statement Schedules: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PAYSIGN, INC.

Dated: April 29, 2020	/s/ Mark Newcomer
Mark R. Newcomer, Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2020	/s/ Mark Attinger
By: Mark K. Attinger, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

