Form 10-Q
period 2020-03-31
Paysign, Inc.
filed 2020-05-08
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,163,707 shares as of May 4, 2020.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2020 AND DECEMBER 31, 2019

	March 31, 2020 (Unaudited)	December 31, 2019 (Audited)
ASSETS

Current assets
Cash	$9,424,385	$9,663,746
Restricted cash	45,424,829	35,908,559
Accounts receivable	911,597	891,936
Prepaid expenses and other current assets	1,380,683	1,413,208
Total current assets	57,141,494	47,877,449

Fixed assets, net	1,798,751	937,185
Intangible assets, net	3,948,413	3,816,232
Deferred tax asset	993,382	917,480

Total assets	$63,882,040	$53,548,346

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,999,046	$1,523,604
Customer card funding	40,292,331	32,723,227
Total current liabilities	42,291,377	34,246,831

Total liabilities	42,291,377	34,246,831

Stockholders’ equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019	–	–
Common stock: $0.001 par value; 150,000,000 shares authorized, 49,016,270 and 48,577,712 issued at March 31, 2020 and December 31, 2019, respectively	49,016	48,578
Additional paid-in capital	12,062,197	11,577,539
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Retained earnings	9,629,450	8,088,485
Total Paysign, Inc.'s stockholders' equity	21,590,663	19,564,602
Noncontrolling interest	–	(263,087)
Total stockholders’ equity	21,590,663	19,301,515

Total liabilities and stockholders’ equity	$63,882,040	$53,548,346

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	For the three months ended March 31,
	2020	2019
Revenues
Plasma industry	$7,343,410	$5,884,577
Pharma industry	3,020,377	1,372,713
Other	212,686	–
Total revenues	10,576,473	7,257,290

Cost of revenues	4,855,520	3,482,136

Gross profit	5,720,953	3,775,154

Operating expenses
Selling, general and administrative	3,827,324	2,704,949
Depreciation and amortization	502,376	333,761
Total operating expenses	4,329,700	3,038,710

Income from operations	1,391,253	736,444

Other income
Interest income	62,161	119,173
Total other income, net	62,161	119,173

Income before income tax benefit and noncontrolling interest	1,453,414	855,617

Income tax benefit	(87,551)	(15,490)

Net income before noncontrolling interest	1,540,965	871,107

Net loss attributable to noncontrolling interest	–	564

Net income attributable to Paysign, Inc.	$1,540,965	$871,671

Net income per common share - basic	$0.03	$0.02
Net income per common share - fully diluted	$0.03	$0.02

Weighted average common shares outstanding - basic	48,713,163	49,961,079
Weighted average common shares outstanding - fully diluted	54,688,066	54,508,835

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2020

	Stockholders' Equity Attributable to Paysign, Inc.
			Additional			Non-	Total
	Common Stock		Paid-in	Treasury	Retained	controlling	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2019	48,577,712	$48,578	$11,577,539	$(150,000)	$8,088,485	$(263,087)	$19,301,515

Issuance of stock for previously vested stock-based compensation	428,558	428	(428)	–	–	–	–

Exercise of stock options	10,000	10	23,990	–	–	–	24,000

Stock-based compensation	–	–	724,183	–	–	–	724,183

Dissolution of Paysign, Ltd.	–	–	(263,087)	–	–	263,087	–

Net income	–	–	–	–	1,540,965	–	1,540,965
Balance, March 31, 2020	49,016,270	$49,016	$12,062,197	$(150,000)	$9,629,450	$–	$21,590,663

FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Stockholders' Equity Attributable to Paysign, Inc.
			Additional			Non-	Total
	Common Stock		Paid-in	Treasury	Retained	controlling	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2018	46,440,765	$46,441	$8,620,144	$(150,000)	$579,582	$(206,930)	$8,889,237

Issuance of stock for previously vested stock-based compensation	291,147	291	(291)	–	–	–	–

Stock-based compensation	–	–	646,710	–	–	–	646,710

Net income (loss)	–	–	–	–	871,671	(564)	871,107
Balance, March 31, 2019	46,731,912	$46,732	$9,266,563	$(150,000)	$1,451,253	$(207,494)	$10,407,054

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income attributable to Paysign, Inc.	$1,540,965	$871,671
Adjustments to reconcile net income attributable to Paysign, Inc. to net cash provided by operating activities:
Change in noncontrolling interest	–	(564)
Depreciation and amortization	502,376	333,761
Stock-based compensation	724,183	646,710
Deferred taxes	(75,902)	–
Changes in operating assets and liabilities:
Change in accounts receivable	(19,661)	(330,548)
Change in prepaid expenses and other current assets	32,525	108,884
Change in accounts payable and accrued liabilities	475,442	(748,447)
Change in customer card funding	7,569,104	19,151,504
Net cash provided by operating activities	10,749,032	20,032,971

Cash flows from investing activities:
Purchase of fixed assets	(953,894)	(195,460)
Increase in intangible assets	(542,229)	(363,955)
Net cash used in investing activities	(1,496,123)	(559,415)

Cash flows from financing activities:
Proceeds from exercise of options	24,000	–
Net cash provided by financing activities	24,000	–

Net change in cash and restricted cash	9,276,909	19,473,556
Cash and restricted cash, beginning of period	45,572,305	31,665,741

Cash and restricted cash, end of period	$54,849,214	$51,139,297

Cash and Restricted Cash Reconciliation:
Cash	$9,424,385	$5,211,161
Restricted cash	45,424,829	45,928,136
Total cash and restricted cash	$54,849,214	$51,139,297

Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2019. In the opinion of management, the unaudited interim condensed financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

About Paysign, Inc.

Paysign, Inc. (the “Company,” “Paysign,” or “we”, formerly known as 3PEA International, Inc.) is a vertically integrated provider of prepaid card products and processing services for corporate, consumer and government applications. The Company markets prepaid card solutions under our PaySign® brand. As we are a payment processor and prepaid card program manager, we derive revenue from all stages of the prepaid card lifecycle. We provide a card processing platform consisting of proprietary systems and software applications based on the unique needs of our programs. We have extended our processing business capabilities through our proprietary PaySign platform. We design and process prepaid programs that run on the platform through which customers can define the services they wish to offer cardholders. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

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

Our proprietary PaySign platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform allows us to expand our operational capabilities by facilitating entry into new markets within the payments space through its flexibility and ease of customization. The PaySign platform delivers cost benefits and revenue building opportunities to our partners.

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

Restricted Cash – At March 31, 2020 and December 31, 2019, restricted cash consisted of funds held specifically for our card product programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

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

Earnings Per Share– Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed using the weighted average number of common and common stock equivalent share outstanding during the period, using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. For the three months ended March 31, 2020 and 2019 there were no antidilutive common stock equivalent shares to be excluded.

Revenue and Expense Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), guidance on recognizing revenue from contracts with customers. The guidance outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the model is that an entity recognizes revenue to portray the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands disclosure requirements regarding revenue recognition. We adopted this guidance as of January 1, 2018 using the modified retrospective transition method. The adoption of the guidance did not have a material impact on our financial condition and results of operations. The standard also requires new, expanded disclosures regarding revenue recognition.

The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contracts with customers; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. All of the Company’s revenues are recognized over time.

The Company generates revenue through fees generated from cardholder transactions, interchange, card program management fees and settlement income. Revenue from cardholder transactions, interchange and card program management is recorded when the performance obligation is fulfilled. Settlement income is recognized and recorded ratably throughout the account and program life cycle. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation for refunding any fees or has any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, it has no contract assets.

Stock-Based Compensation –Stock based compensation is accounted for using the Stock Based Compensation Topic of the FASB ASC. We use the fair value method for equity instruments and use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant and is recognized as an expense over the requisite service periods, on a straight-line basis.

New Accounting Pronouncements - In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU No. 2018-13 provide clarification and modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The amendments in this ASU No. 2018-13 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this as of January 1, 2020 and there was no material impact on the Company’s consolidated financial statements.

2.     FIXED ASSETS, NET

Fixed assets consist of the following:

	March 31, 2020	December 31, 2019
Equipment	$2,119,533	$2,026,549
Software	180,224	180,223
Furniture and fixtures	950,743	149,684
Website costs	65,071	34,971
Leasehold improvements	82,644	52,894
	3,398,215	2,444,321
Less: accumulated depreciation	1,599,464	1,507,136
Fixed assets, net	$1,798,751	$937,185

3.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2020	December 31, 2019
Trademarks	$39,053	$39,053
Platform	6,083,238	5,598,136
Customer lists and contracts	1,177,200	1,177,200
Kiosk	64,802	64,802
Licenses	591,696	534,569
	7,955,989	7,413,760
Less: accumulated amortization	4,007,576	3,597,528
Intangible assets, net	$3,948,413	$3,816,232

Intangible assets are amortized over their useful lives ranging from periods of 3 to 5 years.

4.     COMMON STOCK

At March 31, 2020, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 49,016,270 shares of common stock issued and outstanding, and no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three months ended March 31, 2020 was $724,183. Stock-based compensation expense for the three months end March 31, 2019 was $646,710.

2020 Transactions: During the three months ended March 31, 2020, the Company issued 500,000 stock options valued at $2.86 per share that will vest over four years. The Company also issued 438,558 shares of common stock for restricted stock awards previously granted, earned and vested, and for the exercise of vested stock options and received proceeds of $24,000.

2019 Transactions: During the three months ended March 31, 2019, the Company issued 291,147 shares of common stock for restricted stock awards previously granted, earned and vested.

5.        BASIC AND FULLY DILUTED NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the three months ended March 31, 2020 and 2019:

	2020	2019
Numerator:
Net income attributable to Paysign, Inc.	$1,540,965	$871,671
Denominator:
Weighted average common shares:
Denominator for basic calculation	48,713,163	46,961,079
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	1,824,903	2,027,756
Unvested restricted stock grants	4,150,000	5,520,000
Denominator for fully diluted calculation	54,688,066	54,508,835
Net income per common share:
Basic	$0.03	$0.02
Fully diluted	$0.03	$0.02

6.        COMMITMENTS AND CONTINGENCIES

The Company has been named as a defendant in three recent complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020, Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints”). All three complaints are putatively class action lawsuits filed on behalf of a class of persons who acquired the Company’s common stock from March 12, 2020 through March 30, 2020, inclusive. The Complaints allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding our internal control over financial reporting and our financial statements. The Complaints seek certification as a class action, compensatory damages, and attorney’s fees and costs. Paysign has not been served any of the complaints as of the date of this filing and cannot give any meaningful probability of outcome or damages.

The outbreak of a novel coronavirus and the incidence of the related disease (COVID-19) starting in late 2019 has continued, spreading throughout the United States and much of the world beginning in the first quarter of 2020. In March 2020, the World Health Organization declared the outbreak as a pandemic. While the disruption is currently expected to be temporary, there is uncertainty around the duration. We have not seen a negative impact to our business, results of operations, and financial position, however the related financial impact cannot be reasonably estimated at this time.

7.        RELATED PARTY

A member of our Board of Directors is also a partner in a law firm that the Company incurred $19,000 and $-0- during the three months ended March 31, 2020 and 2019, respectively.

8.        SUBSEQUENT EVENTS

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

Overview

We are a vertically integrated provider of prepaid card programs and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, increase patient adherence rates, reduce administration costs and streamline operations. Public sector organizations can utilize our payment solutions to disburse public benefits or for internal payments. We market our prepaid card solutions under our PaySign brand. As we are a payment processor and prepaid card program manager, we derive our revenue from all stages of the prepaid card lifecycle. We provide a card processing platform consisting of proprietary systems and software applications based on the unique needs of our clients. We have extended our processing business capabilities through our proprietary PaySign platform. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service. The PaySign platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform has allowed the Company to significantly expand its operational capabilities by facilitating our entry into new markets within the payments space through its flexibility and ease of customization. The PaySign platform delivers cost benefits and revenue building opportunities to our partners.

We have developed prepaid card programs for corporate incentive and rewards including, but not limited to, consumer rebates and rewards, donor compensation, healthcare reimbursement payments and pharmaceutical payment assistance. We have expanded our product offerings to include additional corporate incentive products and demand deposit accounts accessible with a debit card. In the future we expect to further expand our product offerings into payroll cards, travel cards, and expense reimbursement cards. Our cards are sponsored by our issuing bank partners.

Our revenues include fees generated from cardholder transactions, interchange, card program management fees and settlement income. Revenue from cardholder transactions, interchange and card program management fees is recorded when the performance obligation is fulfilled. Settlement income is recorded ratably throughout the program life cycle.

We have two categories for our prepaid debit cards: corporate and consumer reloadable, and non-reloadable cards.

Reloadable Cards: These types of cards are generally classified as payroll or considered general purpose reloadable (“GPR”) cards. Payroll cards are issued by an employer to an employee in order to allow the employee to access payroll amounts that are deposited into an account linked to their card. GPR cards can also be issued to a consumer at a retail location or mailed to a consumer after completing an on-line application. GPR cards can be reloaded multiple times with a consumer’s payroll, government benefit, a federal or state tax refund or through cash reload networks located at retail locations. Reloadable cards are generally open loop cards as described below.

Non-Reloadable Cards: These are generally one-time use cards that are only active until the funds initially loaded to the card are spent. These types of cards are generally used as gift or incentive cards. Normally these types of cards are used for purchase of goods or services at retail locations and cannot be used to receive cash.

Both reloadable and non-reloadable cards may be open loop, closed loop or semi-closed loop. Open loop cards can be used to receive cash at ATM locations by PIN; or purchase goods or services by PIN or signature at retail locations virtually anywhere that the network brand (American Express, Discover, MasterCard, Visa, etc.) is accepted. Closed loop cards can only be used at a specific merchant. Semi-closed loop cards can be used at several merchants, such as all merchants at a specific shopping mall.

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

We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and networks, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement. We deploy a fully staffed, in-house customer service department which utilizes bilingual customer service representatives, Interactive Voice Response (“IVR”), and two-way short message service (“SMS”) messaging.

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

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume was $326 million and $215 million for the three months ended March 31, 2020 and 2019, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rate on Gross Dollar Volume Loaded on Cards – Comprised of revenues, gross profit and net profit conversion rates of gross dollar volume loaded on cards. Our revenue conversion rate for the three months ended March 31, 2020 and 2019 were 3.24% or 324 basis points (“bps”), and 3.38% or 338 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rate for the three months ended March 31, 2020 and 2019 were 1.76% or 176 bps, and the same 1.76% or 176 bps, respectively, of gross dollar volume loaded on cards. Our net profit conversion rate for the three months ended March 31, 2020 and 2019 were 0.47% or 47 bps, and 0.41% or 41 bps, respectively, of gross dollar volume loaded on cards.

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

	Three Months Ended March 31,
	2020	2019
Reconciliation of adjusted EBITDA to net income:
Net income attributable to Paysign, Inc.	$1,540,965	$871,671
Income tax benefit	(87,551)	(15,490)
Interest income	(62,161)	(119,173)
Depreciation and amortization	502,376	333,761
EBITDA	1,893,629	1,070,769
Stock-based compensation	724,183	646,710
Adjusted EBITDA	$2,617,812	$1,717,479

Results of Operations

Three Months ended March 31, 2020 and 2019

Revenues for the three months ended March 31, 2020 were $10,576,473, an increase of $3,319,183 compared to the same period in the prior year, when revenues were $7,257,290. The increase in revenue approximating 46% was primarily due to an increase in new clients and new card programs with existing clients.

Cost of revenues for the three months ended March 31, 2020 was $4,855,520, an increase of $1,373,384 compared to the same period in the prior year, when cost of revenues was $3,482,136. Cost of revenues constituted approximately 46% and 48% of total revenues for the three months ended March 31, 2020 and 2019, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service and program management expenses, application integration setup, and sales and commission expense. Our cost of revenues as a percentage of revenues decreased primarily due to improved network interchange margins and a favorable client mix.

Gross profit for the three months ended March 31, 2020 was $5,720,953 an increase of $1,945,799 compared to the same period in the prior year, when gross profit was $3,775,154. Our overall gross margins were 54% and 52% during the three months ended March 31, 2020 and 2019, respectively, and an improvement of 207 bps resulting from favorable client industry mix.

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2020 was, $3,827,324, an increase of $1,122,375 or 41% compared to the same period in the prior year, when SG&A was $2,704,949. The increase in SG&A was primarily due to increased investments in technologies, sales and marketing staff; and increased stock-based compensation expense.

Depreciation and amortization for the three months ended March 31, 2020 was $502,376, an increase of $168,615 compared to the same period in the prior year, when depreciation and amortization was $333,761. The increase in depreciation and amortization was primarily due to continued capitalization of new technologies and enhancements to our platform which we expect to continue.

In the three months ended March 31, 2020, we recorded operating income of $1,391,253 as compared to operating income of $736,444 in the three months ended March 31, 2019, an increase of $654,809 or 89%.

Other income for the three months ended March 31, 2020 was $62,161, as compared to $119,173 in three months ended March 31, 2019, which represents a decrease of $57,012 primarily related to a decrease in interest income resulting from lower interest rates.

Our income tax benefit for the three months March 31, 2020 and 2019 was $87,551 and $15,490, respectively. The increase from prior year is a result of the tax benefit related to our stock-based compensation.

Net income attributable to Paysign, Inc. for the three months ended March 31, 2020 was $1,540,965 as compared to $871,671 in the three months ended March 31, 2019, which represents an increase of $669,294 or 77%. The overall change in net income attributable to Paysign, Inc. relates to the aforementioned factors.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Net cash provided by operating activities	$10,749,032	$20,032,971
Net cash used in investing activities	(1,496,123)	(559,415)
Net cash provided by financing activities	24,000	–
Net increase in cash and restricted cash	$9,276,909	$19,473,556

Comparison of three months ended March 31, 2020 and 2019

During the three months ended March 31, 2020 and 2019, we financed our operations through internally generated funds.

Cash provided by operating activities decreased $9,283,939 in the three months ended March 31, 2020, as compared to the same period in the prior year. The decrease is primarily related to a $11,582,400 decrease in the change in customer card funding, offset by a $669,294 increase in net income and a $1,223,889 change in accounts payable and accrued liabilities as compared to the prior year period.

Cash used in investing activities increased $936,708 in the three months ended March 31, 2020, as compared to the same period in 2019, with the difference primarily attributed to an increase in fixed assets during the current period and enhancements to our processing platform.

Cash provided by financing activities was $24,000 in the three months ended March 31, 2020 as compared to $-0- for the three months ended March 31, 2019. In 2020, financing activities consisted of cash provided from exercises of stock options.

Sources of Liquidity

We believe that our available cash on hand, excluding restricted cash, at March 31, 2020 of $9,424,385, along with anticipated revenues and operating profits anticipated for the remainder of 2020 will be sufficient to sustain our operations for the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We have evaluated, under the supervision of our chief executive officer and chief financial officer and with participating of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020. Management necessarily applies its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective due to previously reported material weakness in internal control over financial reporting, which were described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”).

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our 2019 10-K, which includes taking steps to improve the design and methods for testing internal controls, adding resources to carry out such practices, and instituting new procedures for managing system user access and change control. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the changes related to our remediation efforts described above, we made no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Three recent complaints were filed, Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020, Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints”). All three putative class action lawsuits were filed in the United States District Court for the District of Nevada on behalf of a class of persons who acquired the Company’s common stock from March 12, 2020 through March 30, 2020, inclusive. The Complaints allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding our internal control over financial reporting and our financial statements. The Complaints seek certification as a class action, compensatory damages, and attorney’s fees and costs. Paysign has not been served any of the complaints as of the date of this filing and cannot give any meaningful probability of outcome or damages.

Item 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in Part I. Item 1A of our annual report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending March 31, 2020, we issued, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, a total of 428,558 shares of common stock for restricted stock shares previously earned and vested as well as 10,000 shares of common stock for stock options exercised.

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

PAYSIGN, INC.

Date: May 8, 2020	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: May 8, 2020	/s/ Mark Attinger
By: Mark Attinger, Chief Financial Officer (principal financial and accounting officer)

