Form 10-Q
period 2020-06-30
Paysign, Inc.
filed 2020-08-14
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 001-38623

PAYSIGN, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-4550154
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2615 St. Rose Parkway,

Henderson, Nevada 89052

(Address of principal executive offices)

(702) 453-2221

(Registrant’s telephone number, including area code)

                    N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PAYS	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,546,707 shares as of August 12, 2020.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019 (Audited)
ASSETS

Current assets
Cash	$7,633,149	$9,663,746
Restricted cash	39,921,183	35,908,559
Accounts receivable	663,584	891,936
Prepaid expenses and other current assets	1,440,621	1,413,208
Total current assets	49,658,537	47,877,449

Fixed assets, net	1,753,368	937,185
Intangible assets, net	4,008,794	3,816,232
Operating lease right-of-use asset	4,526,089	–
Deferred tax assets	1,417,179	917,480

Total assets	$61,363,967	$53,548,346

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,136,821	$1,523,604
Operating lease, current portion	301,233	–
Customer card funding	33,845,620	32,723,227
Total current liabilities	35,283,674	34,246,831

Operating lease liability, long term portion	4,176,314	–

Total liabilities	39,459,988	34,246,831

Stockholders’ equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019	–	–
Common stock: $0.001 par value; 150,000,000 shares authorized, 49,373,707 and 48,577,712 issued at June 30, 2020 and December 31, 2019, respectively	49,374	48,578
Additional paid-in capital	12,594,389	11,577,539
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Retained earnings	9,410,216	8,088,485
Total Paysign, Inc. stockholders' equity	21,903,979	19,564,602
Noncontrolling interest	–	(263,087)
Total equity	21,903,979	19,301,515

Total liabilities and equity	$61,363,967	$53,548,346

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Plasma industry	$4,572,439	$6,542,655	$11,915,849	$12,427,232
Pharma industry	1,768,565	2,093,616	4,788,942	3,466,329
Other	102,061	–	314,747	–
Total revenues	6,443,065	8,636,271	17,019,538	15,893,561

Cost of revenues	3,138,350	3,598,038	7,993,870	7,080,174

Gross profit	3,304,715	5,038,233	9,025,668	8,813,387

Operating expenses
Selling, general and administrative	3,401,501	3,012,972	7,228,825	5,717,921
Loss on abandonment of assets	42,898	–	42,898	–
Depreciation and amortization	506,477	395,510	1,008,853	729,271
Total operating expenses	3,950,876	3,408,482	8,280,576	6,447,192

Income (loss) from operations	(646,161)	1,629,751	745,092	2,366,195

Other income
Interest income	3,130	131,812	65,291	250,985
Total other income	3,130	131,812	65,291	250,985

Income (loss) before income tax provision (benefit) and noncontrolling interest	(643,031)	1,761,563	810,383	2,617,180

Income tax provision (benefit)	(423,797)	23,276	(511,348)	7,786

Net income (loss) before noncontrolling interest	(219,234)	1,738,287	1,321,731	2,609,394

Net loss attributable to noncontrolling interest	–	504	–	1,068

Net income (loss) attributable to Paysign, Inc.	$(219,234)	$1,738,791	$1, 321,731	$2,610,462

Net income (loss) per share
Basic	$0.00	$0.04	$0.03	$0.06
Diluted	$0.00	$0.03	$0.02	$0.05

Weighted average common shares
Basic	49,015,686	47,310,209	48,864,424	47,136,608
Diluted	54,396,850	54,967,595	54,542,458	54,739,483

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Stockholders' Equity Attributable to Paysign, Inc.
			Additional	Treasury		Non-
	Common Stock		Paid-in	Stock	Retained	controlling	Total
	Shares	Amount	Capital	Amount	Earnings	Interest	Equity
Balance, December 31, 2019	48,577,712	$48,578	$11,577,539	$(150,000)	$8,088,485	$(263,087)	$19,301,515

Issuance of stock for previously vested stock-based compensation	428,558	428	(428)	–	–	–	–
Exercise of stock options	10,000	10	23,990	–	–	–	24,000
Stock-based compensation	–	–	724,183	–	–	–	724,183
Dissolution of Paysign, Ltd. Subsidiary	–	–	(263,087)	–	–	263,087	–
Net income	–	–	–	–	1,540,965	–	1,540,965
Balance, March 31, 2020	49,016,270	49,016	12,062,197	(150,000)	9,629,450	–	21,590,663

Issuance of stock for previously vested stock-based compensation	337,437	338	(338)	–	–	–	–
Repurchase of employee common stock for taxes withheld	–	–	(245,425)	–	–	–	(245,425)
Stock-based compensation	–	–	600,775	–	–	–	600,775
Issuance of stock for acquisition of contract assets	20,000	20	177,180	–	–	–	177,200
Net loss	–	–	–	–	(219,234)	–	(219,234)
Balance, June 30, 2020	49,373,707	$49,374	$12,594,389	$(150,000)	$9,410,216	$–	$21,903,979

	Stockholders' Equity Attributable to Paysign, Inc.
			Additional	Treasury		Non-
	Common Stock		Paid-in	Stock	Retained	controlling	Total
	Shares	Amount	Capital	Amount	Earnings	Interest	Equity
Balance, December 31, 2018	46,440,765	$46,441	$8,620,144	$(150,000)	$579,582	$(206,930)	$8,889,237

Issuance of stock for previously vested stock-based compensation	291,147	291	(291)	–	–	–	–
Stock-based compensation	–	–	646,710	–	–	–	646,710
Net income (loss)	–	–	–	–	871,671	(564)	871,107
Balance, March 31, 2019	46,731,912	46,732	9,266,563	(150,000)	1,451,253	(207,494)	10,407,054

Issuance of stock for previously vested stock-based compensation	825,000	825	(825)	–	–	–	–
Stock-based compensation	–	–	567,910	–	–	–	567,910
Net income (loss)	–	–	–	–	1,738,791	(504)	1,738,287
Balance, June 30, 2019	47,556,912	$47,557	$9,833,648	$(150,000)	$3,190,044	$(207,998)	$12,713,251

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income attributable to Paysign, Inc.	$1,321,731	$2,610,462
Adjustments to reconcile net income attributable to Paysign, Inc. to net cash provided by operating activities:
Net loss in noncontrolling interest	–	(1,068)
Depreciation and amortization	1,008,854	729,271
Stock-based compensation	1,324,958	1,214,620
Loss on abandonment of assets	42,898	–
Amortization of lease right-of use asset	59,889	–
Deferred income taxes	(499,699)	–
Changes in operating assets and liabilities:
Accounts receivable	228,352	(611,589)
Prepaid expenses and other current assets	(85,801)	208,608
Accounts payable and accrued liabilities	(259,626)	(321,630)
Customer card funding	1,122,393	14,362,643
Net cash provided by operating activities	4,263,949	18,191,317

Cash flows from investing activities:
Purchase of fixed assets	(1,054,342)	(234,255)
Capitalization of internally developed software	(949,028)	(648,480)
Purchase of intangible assets	(57,127)	(84,885)
Net cash used in investing activities	(2,060,497)	(967,620)

Cash flows from financing activities:
Proceeds from exercise of stock options	24,000	–
Repurchase of employee common stock for taxes withheld	(245,425)	–
Net cash used in financing activities	(221,425)	–

Net change in cash and restricted cash	1,982,027	17,223,697
Cash and restricted cash, beginning of period	45,572,305	31,665,741

Cash and restricted cash, end of period	$47,554,332	$48,889,438

Cash and restricted cash reconciliation:
Cash	$7,633,149	$6,289,008
Restricted cash	39,921,183	42,600,430
Total cash and restricted cash	$47,554,332	$48,889,438

Supplemental cash flow information:
Operating lease right-of-use asset	$4,455,271	$–
Issuance of stock for asset acquisition	$177,200	$–
Dissolution of noncontrolling interest	$263,087	$–

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2019. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Impact of COVID-19 Pandemic

The outbreak of a novel coronavirus and the incidence of the related disease (COVID-19) starting in late 2019 has continued, spreading throughout the United States and much of the world beginning in the first quarter of 2020. In March 2020, the World Health Organization declared the outbreak as a pandemic. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The COVID-19 outbreak has had and will continue to have an adverse effect on the Company's results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

On March 27, 2020, President Trump signed into a law a stimulus package, the Coronavirus Aid, Relief and Economic Security ("CARES") Act, which contains several tax provisions. The new provisions did not have a material impact on the Company’s condensed consolidated financial statements.

About Paysign, Inc.

Paysign, Inc. (the “Company,” “Paysign,” or “we,” formerly known as 3PEA International, Inc.) is a vertically integrated provider of prepaid card products and processing services for corporate, consumer and government applications. The Company markets prepaid card solutions under our PaySign® brand. As we are a payment processor and prepaid card program manager, we derive revenue from all stages of the prepaid card lifecycle. We provide a card processing platform consisting of proprietary systems and software applications based on the unique needs of our programs. We have extended our processing business capabilities through our proprietary PaySign platform. We design and process prepaid programs that run on the platform through which customers can define the services they wish to offer cardholders. Through the PaySign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service.

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

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Restricted Cash – At June 30, 2020 and December 31, 2019, restricted cash consisted of funds held specifically for our card product programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

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

Earnings Per Share – Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed using the weighted average number of common and common stock equivalent share outstanding during the period, using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. For the three and six months ended June 30, 2020 and 2019 there were no antidilutive common stock equivalent shares to be excluded.

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

The Company generates revenue for the Plasma industry through fees generated from cardholder transactions, interchange and card program management fees. For the Pharma industry, the Company generates revenue from interchange, program management fees and settlement income. Revenue from cardholder transactions, interchange and card program management is recorded when the performance obligation is fulfilled. Settlement income is recognized and recorded ratably throughout the account and program lifecycle. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation for refunding any fees or has any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, it has no contract assets.

Stock-Based Compensation – The Company recognizes compensation expense for all restricted stock and stock option awards. The fair value of restricted stock is measured using the grant date trading price of our stock. The fair value of stock option awards is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate.

New Accounting Pronouncements - In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its consolidated financial statements.

2.     FIXED ASSETS, NET

Fixed assets consist of the following:

	June 30, 2020	December 31, 2019
Equipment	$1,666,607	$2,026,549
Software	180,223	180,223
Furniture and fixtures	801,060	149,684
Website costs	65,071	34,971
Leasehold improvements	70,508	52,894
	2,783,469	2,444,321
Less: accumulated depreciation	1,030,101	1,507,136
Fixed assets, net	$1,753,368	$937,185

Depreciation expense for the three months ended June 30, 2020 and 2019 was $102,933 and $78,994, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $195,261 and $138,775, respectively. During the three months ended June 30, 2020 the Company relocated its corporate headquarters and recognized a $42,898 loss on abandonment of assets primarily related to leasehold improvements.

3.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2020	December 31, 2019
Trademarks	$39,053	$39,053
Platform	6,547,164	5,598,136
Customer lists and contracts	1,177,200	1,177,200
Kiosk development	–	64,802
Licenses	591,696	534,569
	8,355,113	7,413,760
Less: accumulated amortization	4,346,319	3,597,528
Intangible assets, net	$4,008,794	$3,816,232

Intangible assets are amortized over their useful lives ranging from periods of 3 to 5 years. Amortization expense for the three months ended June 30, 2020 and 2019 was $403,544 and 316,516, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was $813,592 and $590,496, respectively.

4.     LEASE

The Company entered into an operating lease for an office space which became effective in June 2020 when the construction was complete and we were given access to occupy the space. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of June 30, 2020, the remaining lease term was 10 years and the discount rate was 6%. The lease for our previous office space was accounted for as a short-term lease.

Operating lease cost included in Selling, general and administrative expenses was $59,889 for the three and six months ended June 30, 2020. Short-term lease cost included in Selling, general and administrative expense was $37,597 and $56,415 for the three months ended June 30, 2020 and 2019, respectively. Short-term lease cost included in Selling, general and administrative expense was $94,906 and $109,229 for the six months ended June 30, 2020 and 2019, respectively

The following is the lease maturity analysis of our operating lease as of June 30, 2020:

Twelve months ending June 30,

2021	$561,968
2022	571,968
2023	571,968
2024	571,968
2025	577,688
Thereafter	3,149,637
Total lease payments	6,005,197
Less: Imputed interest	1,527,650
Present value of future lease payments	4,477,547
Less: current portion of lease liability	(301,233)
Long-term portion of lease liability	$4,176,314

5.     COMMON STOCK

At June 30, 2020, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 49,373,707 shares of common stock issued and outstanding, and no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three and six months ended June 30, 2020 was $600,775 and $1,324,958, respectively. Stock-based compensation expense for the three and six months end June 30, 2019 was $567,910 and $1,214,620, respectively.

2020 Transactions: During the three and six months ended June 30, 2020, the Company issued -0- and 500,000 stock options, respectively, valued at $2.86 per share that will vest over four years. The assumptions used in the Black Scholes option-pricing model for the 2020 options was a risk-free interest rate of 0.38%, expected volatility of 100%, dividend yield of -0- and the weighted-average expected life of 5 years. During the three and six months ended June 30, 2020 the Company also issued 337,437 and 775,995 shares of common stock, respectively, for restricted stock awards previously granted, earned and vested, and for the exercise of vested stock options and received proceeds of $24,000. In addition, for the three months ending June 30, 3020, the Company issued 20,000 shares of common stock related to the acquisition of customer lists and contracts valued at $8.86 per share.

2019 Transactions: During the three and six months ended June 30, 2019, the Company issued 825,000 and 1,116,147 shares, respectively, of common stock for restricted stock awards previously granted, earned and vested.

6.        BASIC AND FULLY DILUTED NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Paysign, Inc.	$(219,234)	$1,738,791	$1,321,731	$2,610,462
Denominator:
Weighted average common shares:
Denominator for basic calculation	49,015,686	47,310,209	48,864,424	47,136,608
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	3,402,441	2,287,387	3,776,221	2,158,289
Unvested restricted stock grants	1,978,723	5,370,000	1,901,813	5,444,586
Denominator for fully diluted calculation	54,396,850	54,967,595	54,542,458	54,739,483
Net income (loss) per common share:
Basic	$0.00	$0.04	$0.03	$0.06
Fully diluted	$0.00	$0.03	$0.02	$0.05

7.        COMMITMENTS AND CONTINGENCIES

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020, Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints”). Smith & Duvall v. Paysign, Inc. et. al. was voluntarily dismissed by the plaintiff on May 21, 2020. The complaints are putative class action lawsuits filed on behalf of a class of persons who acquired the Company’s common stock from March 12, 2020 through March 15, 2020, inclusive. The Complaints allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding our internal control over financial reporting and our financial statements. The Complaints seek certification as a class action, compensatory damages, and attorney’s fees and costs. Paysign has not been served any of the complaints as of the date of this filing and cannot give any meaningful probability of outcome or damages.

8.        RELATED PARTY

A member of our Board of Directors is also a partner in a law firm that the Company engages for services to review regulatory filings and various legal matters. The Company incurred legal expense of $96,755 and $115,488 during the three and six months ended June 30, 2020, respectively, with the related party law firm. During each of the three and six months ended June 30, 2019 the Company incurred legal expense of $24,167 with the related party law firm.

9.        INCOME TAX PROVISION (BENEFIT)

Income tax benefit was $423,797 and $511,348 for the three and six months ended June 30, 2020, respectively, primarily related to the deferred benefit for stock-based compensation. Income tax provision was $23,726 and $7,786 for the three and six months ended June 30, 2019, respectively.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of our business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain, or may contain, Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our proposed operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from our expectations are disclosed in this report, including those factors discussed in “Item 1A. Risk Factors.” All prior and subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward Looking Statement made by or on behalf of us.

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

Our revenues include fees generated from cardholder transactions, interchange, card program management fees and settlement income. Revenue from cardholder transactions, interchange and card program management fees is recorded when the performance obligation is fulfilled. Settlement income is recorded ratably throughout the program lifecycle.

We have two categories for our prepaid debit cards: (1) corporate and consumer reloadable, and (2) non-reloadable cards.

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

In 2020, we plan to continue to invest additional funds in technology improvements, sales and marketing, customer service, and regulatory compliance. From time to time, we evaluate raising capital as we continue to explore merger and acquisition opportunities and seek to further diversify into new industry verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume was $509 million and $420 million for the six months ended June 30, 2020 and 2019, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards – Comprised of revenues, gross profit and net profit conversion rates of gross dollar volume loaded on cards. Our revenue conversion rates for the three months ended June 30, 2020 and 2019 were 3.53% or 353 basis points (“bps”), and 4.21% or 421 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rates for the three months ended June 30, 2020 and 2019 were 1.81% or 181 bps, and 2.45% or 245 bps, respectively, of gross dollar volume loaded on cards. Our net profit conversion rates for the three months ended June 30, 2020 and 2019 were -0.12% or -12 bps, and 0.85% or 85 bps, respectively, of gross dollar volume loaded on cards. Our revenue conversion rates for the six months ended June 30, 2020 and 2019 were 3.35% or 335 bps, and 3.78% or 378 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rates for the six months ended June 30, 2020 and 2019 were 1.77% or 177 bps, and 2.10% or 210 bps, respectively, of gross dollar volume loaded on cards. Our net profit conversion rates for the six months ended June 30, 2020 and 2019 were 0.26% or 26 bps, and 0.62% or 62 bps, respectively, of gross dollar volume loaded on cards.

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

“EBITDA” defined as earnings before interest, income taxes, and depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude stock-based compensation expense and loss on abandonment of assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of adjusted EBITDA to net income:
Net income (loss) attributable to Paysign, Inc.	$(219,234)	$1,738,791	$1,321,731	$2,610,462
Income tax provision (benefit)	(423,797)	23,276	(511,348)	7,786
Interest income	(3,130)	(131,812)	(65,291)	(250,985)
Depreciation and amortization	506,477	395,510	1,008,853	729,271
EBITDA	(139,684)	2,025,765	1,753,945	3,096,534
Loss on abandonment of assets	42,898	–	42,898	–
Stock-based compensation	600,775	567,910	1,324,958	1,214,620
Adjusted EBITDA	$503,989	$2,593,675	$3,121,801	$4,311,154

Results of Operations

Three Months Ended June 30, 2020 and 2019

The following table summarizes our consolidated financial results:

	Three Months Ended June 30,		Variance
	2020	2019	$	%
Revenues
Plasma industry	$4,572,439	$6,542,655	$(1,970,216)	(30.1%)
Pharma Industry	1,768,565	2,093,616	(325,051)	(15.5%)
Other	102,061	–	102,061	N/A
Total revenues	6,443,065	8,636,271	(2,193,206)	(25.4%)
Cost of revenues	3,138,350	3,598,038	(459,688)	(12.8%)
Gross profit	3,304,715	5,038,233	(1,733,518)	(34.4%)
Gross margin %	51.3%	58.3%

Operating expenses
Selling, general and administrative	3,401,501	3,012,972	388,529	12.9%
Loss on abandonment of assets	42,898	–	42,898	N/A
Depreciation and amortization	506,477	395,510	110,967	28.1%
Total operating expenses	3,950,876	3,408,482	542,394	15.9%
Income (loss) from operations	$(646,161)	$1,629,751	$(2,275,912)	N/A

Net income (loss) attributable to Paysign, Inc.	$(219,234)	$1,738,791	$(1,958,025)	N/A
Net margin %	(3.4%)	20.1%

The decrease in total revenues of $2,193,206 compared to the same period in the prior year approximating 25%, consisted of a 30% reduction in Plasma revenue and a 16% reduction in Pharma revenue. This decrease was primarily due to a significant decrease in plasma donations and dollars loaded to card; combined with a smaller decrease in Pharma revenues resulting from lower unspent balances and improved client program management. Both industries were impacted by a novel coronavirus and the incidence of the related disease COVID-19.

Cost of revenues for the three months ended June 30, 2020 decreased $459,688 compared to the same period in the prior year and constituted approximately 49% and 42% of total revenues for the three months ended June 30, 2020 and 2019, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service and program management expenses, application integration setup, and sales and commission expense. There was a favorable volume variance of $914 thousand due to the decrease in transactions, offset by an unfavorable rate variance of $454 thousand resulting from a decrease in higher margin revenue business.

Gross profit for the three months ended June 30, 2020 decreased $1,733,518 compared to the same period in the prior year resulting from the reduction in revenue aforementioned, and the disproportionate decrease in cost of sales. The decrease of 705 basis points (“bps”) in gross margin resulted from an unfavorable cost of revenue rate variance and a lower revenue conversion rate.

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2020 increased $388,529 or 13% compared to the same period in the prior year and consisted primarily of an increase in staffing and compensation of $329 thousand, technologies and telecom of $87 thousand, and rent of $65 thousand; offset by a decrease in travel of $103 thousand.

During the three months ended June 30, 2020 the Company relocated its corporate headquarters to a neighboring facility and recognized a $42,898 loss on abandonment of assets primarily related to leasehold improvements.

Depreciation and amortization for the three months ended June 30, 2020 increased $110,967 compared to the same period in the prior year. The increase in depreciation and amortization was primarily due to continued capitalization of new technologies and enhancements to our platform.

In the three months ended June 30, 2020, we recorded a loss representing a net decrease in income from operations of $2,275,912.

Other income for the three months ended June 30, 2020 decreased $128,682 related to a decrease in interest income resulting primarily from the reduction beginning in first quarter of 2020 to a near 0% federal funds rate.

Our income tax benefit for the three months June 30, 2020 increased $447,073 compared to the prior year comparable period. The change from prior year is primarily a result of the tax benefit related to our stock-based compensation.

The net income (loss) attributable to Paysign, Inc. for the three months ended June 30, 2020 decreased $1,958,025. The overall change in net income (loss) attributable to Paysign, Inc. relates to the aforementioned factors.

Six Months Ended June 30, 2020 and 2019

The following table summarizes our consolidated financial results:

	Six Months Ended June 30,		Variance
	2020	2019	$	%
Revenues
Plasma industry	$11,915,849	$12,427,232	$(511,383)	(4.14%)
Pharma Industry	4,788,942	3,466,329	1,322,613	38.2%
Other	314,747	–	314,747	N/A
Total revenues	17,019,538	15,893,561	1,125,977	7.1%
Cost of revenues	7,993,870	7,080,174	913,696	12.9%
Gross profit	9,025,668	8,813,387	212,281	2.4%
Gross margin %	53.0%	55.5%

Operating expenses
Selling, general and administrative	7,228,825	5,717,921	1,510,904	26.4%
Loss on abandonment of assets	42,898	–	–	N/A
Depreciation and amortization	1,008,853	729,271	279,582	38.3%
Total operating expenses	8,280,576	6,447,192	1,833,384	28.4%
Income from operations	$745,092	$2,366,195	$(1,621,103)	(68.5%)

Net income attributable to Paysign, Inc.	$1,321,731	$2,610,462	$(1,288,731)	(49.4)%
Net margin %	7.8%	16.4%

Total revenues for the six months ended June 30, 2020 increased of $1,125,977 compared to the same period in the prior year The increase in revenue approximating 7% was primarily due to an approximate increase of 20% in new card programs year over year, contributing to a strong first quarter, offset primarily due to the effects of COVID-19 in the second quarter.

Cost of revenues for the six months ended June 30, 2020 increased $913,696 compared to the same period in the prior year. Cost of revenues constituted approximately 47% and 45% of total revenues for the six months ended June 30, 2020 and 2019, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service and program management expenses, application integration setup, and sales and commission expense. Our cost of revenues as a percentage of revenues increased due to an unfavorable rate variance resulting from a change in transaction mix, combined with an unfavorable volume variance.

Gross profit for the six months ended June 30, 2020 increased $212,281 compared to the same period in the prior year. Our overall gross margins were 53% and 55% during the six months ended June 30, 2020 and 2019, respectively, a decrease of 242 bps consistent with the change in cost of revenues as a percent of revenues.

Selling, general and administrative expenses for the six months ended June 30, 2020 increased $1,510,904 or 26% compared to the same period in the prior year. The increase in SG&A consisted primarily of an increase in staffing and wages of $1,004 thousand, professional services for tax, audit and consultants of $252 thousand, stock-based compensation of $110 thousand and rent of $94 thousand.

During the six months ended June 30, 2020 the Company relocated its corporate headquarters and recognized a $42,898 loss on abandonment of assets primarily related to leasehold improvements.

Depreciation and amortization for the six months ended June 30, 2020 increased $279,582 compared to the same period in the prior year. The increase in depreciation and amortization was primarily due to continued capitalization of new technologies and enhancements to our platform, which we expect to continue as the company continues to grow.

In the six months ended June 30, 2020, income from operations decreased $1,621,103 or 69%.

Other income for the six months ended June 30, 2020 decreased $185,694 related to a decrease in interest income primarily resulting from a significantly lower federal funds rate.

Our income tax provision (benefit) for the six months June 30, 2020 and 2019 was a benefit of $511,348 and a provision of $7,786, respectively. The change from prior year is primarily a result of the tax benefit related to our stock-based compensation.

Net income attributable to Paysign, Inc. for the six months ended June 30, 2020 decreased $1,288,731 or 49%. The overall change in net income attributable to Paysign, Inc. relates to the aforementioned factors.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$4,263,949	$18,191,317
Net cash used in investing activities	(2,060,497)	(967,620)
Net cash used in financing activities	(221,425)	–
Net increase in cash and restricted cash	$1,982,027	$17,223,697

Comparison of Six Months Ended June 30, 2020 and 2019

During the six months ended June 30, 2020 and 2019, we financed our operations through internally generated funds.

Cash provided by operating activities decreased $13,927,368 in the six months ended June 30, 2020, as compared to the same period in the prior year. The decrease is primarily related to a $13,240,250 decrease in the change in customer card funding as compared to the prior year period.

Cash used in investing activities increased $1,092,877 in the six months ended June 30, 2020, as compared to the same period in 2019, with the difference primarily attributed to an increase in fixed assets during the current period and enhancements to our processing platform.

Cash used in financing activities was $221,425 in the six months ended June 30, 2020 as compared to $-0- for the six months ended June 30, 2019. In 2020, financing activities consisted of shares withheld to cover taxes partially offset by cash received from exercises of stock options.

Sources of Liquidity

We believe that our available cash on hand, excluding restricted cash, at June 30, 2020 of $7,633,149, along with anticipated revenues and operating profits anticipated for the remainder of 2020 will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We have evaluated, under the supervision of our chief executive officer and chief financial officer and with participating of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020. Management necessarily applies its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective due to previously reported material weakness in internal control over financial reporting, which were described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”).

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

Changes in Internal Control over Financial Reporting

Other than the changes related to our remediation efforts described above, we made no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Three complaints were filed, Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020, Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints”). Smith & Duvall v. Paysign, Inc. et. al. was voluntarily dismissed by the plaintiff on May 21, 2020. The putative class action lawsuits were filed in the United States District Court for the District of Nevada on behalf of a class of persons who acquired the Company’s common stock from March 12, 2020 through March 15, 2020, inclusive. The Complaints allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding our internal control over financial reporting and our financial statements. The Complaints seek certification as a class action, compensatory damages, and attorney’s fees and costs. Paysign has not been served any of the complaints as of the date of this filing and cannot give any meaningful probability of outcome or damages.

Item 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in Part I. Item 1A of our annual report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending June 30, 2020, we issued, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, a total of 337,437 shares of common stock for restricted stock shares previously earned and vested as well as 20,000 shares of common stock for the acquisition of contract assets.

Item 6. Exhibits.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYSIGN, INC.

Date: August 14, 2020	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: August 14, 2020	/s/ Mark Attinger
By: Mark Attinger, Chief Financial Officer (principal financial and accounting officer)

