Form 10-Q
period 2020-09-30
Paysign, Inc.
filed 2020-11-17
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,844,457 shares as of November 12, 2020.

PAYSIGN, INC.

FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019 (Audited)
ASSETS

Current assets
Cash	$7,497,579	$9,663,746
Restricted cash	48,014,599	35,908,559
Accounts receivable	792,143	891,936
Prepaid expenses and other current assets	1,306,433	1,413,208
Total current assets	57,610,754	47,877,449

Fixed assets, net	1,679,839	937,185
Intangible assets, net	3,658,809	3,816,232
Operating lease right-of-use asset	4,430,385	–
Deferred tax assets	3,677,706	917,480

Total assets	$71,057,493	$53,548,346

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,941,082	$1,523,604
Operating lease, current portion	315,874	–
Customer card funding	48,014,599	32,723,227
Total current liabilities	50,271,555	34,246,831

Operating lease liability, long term portion	4,095,565	–

Total liabilities	54,367,120	34,246,831

Stockholders’ equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019	–	–
Common stock: $0.001 par value; 150,000,000 shares authorized, 49,888,907 and 48,577,712 issued at September 30, 2020 and December 31, 2019, respectively	49,889	48,578
Additional paid-in capital	13,532,403	11,577,539
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Retained earnings	3,258,081	8,088,485
Total Paysign, Inc. stockholders' equity	16,690,373	19,564,602
Noncontrolling interest	–	(263,087)
Total equity	16,690,373	19,301,515

Total liabilities and equity	$71,057,493	$53,548,346

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Plasma industry	$5,186,566	$6,937,066	$17,102,415	$19,364,298
Pharma industry	(5,383,887)	2,071,051	(594,945)	5,537,380
Other	44,780	–	359,527	–
Total revenues	(152,541)	9,008,117	16,866,997	24,901,678

Cost of revenues	3,281,888	3,641,595	11,275,758	10,721,769

Gross profit (loss)	(3,434,429)	5,366,522	5,591,239	14,179,909

Operating expenses
Selling, general and administrative	4,070,211	2,765,961	11,299,036	8,483,882
Impairment of intangible asset	382,414	–	382,414	–
Loss on abandonment of assets	–	–	42,898	–
Depreciation and amortization	537,792	318,508	1,546,645	1,047,779
Total operating expenses	4,990,417	3,084,469	13,270,993	9,531,661

Income (loss) from operations	(8,424,846)	2,282,053	(7,679,754)	4,648,248

Other income
Interest income	12,184	113,667	77,475	364,652

Income (loss) before income tax benefit and noncontrolling interest	(8,412,662)	2,395,720	(7,602,279)	5,012,900

Income tax benefit	(2,260,527)	(563,854)	(2,771,875)	(556,068)

Net income (loss) before noncontrolling interest	(6,152,135)	2.959,574	(4,830,404)	5,568,968

Net loss attributable to noncontrolling interest	–	504	–	1,572

Net income (loss) attributable to Paysign, Inc.	$(6,152,135)	$2,960,078	$(4,830,404)	$5,570,540

Net income (loss) per share
Basic	$(0.12)	$0.06	$(0.10)	$0.12
Diluted	$(0.12)	$0.05	$(0.10)	$0.10

Weighted average common shares
Basic	49,433,473	47,371,083	49,055,492	47,215,625
Diluted	49,433,473	54,291,368	49,055,492	54,588,470

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Stockholders' Equity Attributable to Paysign, Inc.
			Additional	Treasury		Non-
	Common Stock		Paid-in	Stock	Retained	controlling	Total
	Shares	Amount	Capital	Amount	Earnings	Interest	Equity
Balance, December 31, 2019	48,577,712	$48,578	$11,577,539	$(150,000)	$8,088,485	$(263,087)	$19,301,515

Issuance of stock for previously vested stock-based compensation	428,558	428	(428)	–	–	–	–
Exercise of stock options	10,000	10	23,990	–	–	–	24,000
Stock-based compensation	–	–	724,183	–	–	–	724,183
Dissolution of Paysign, Ltd. Subsidiary	–	–	(263,087)	–	–	263,087	–
Net income	–	–	–	–	1,540,965	–	1,540,965
Balance, March 31, 2020	49,016,270	49,016	12,062,197	(150,000)	9,629,450	–	21,590,663

Issuance of stock for previously vested stock-based compensation	337,437	338	(338)	–	–	–	–
Repurchase of employee common stock for taxes withheld	–	–	(245,425)	–	–	–	(245,425)
Stock-based compensation	–	–	600,775	–	–	–	600,775
Issuance of stock for acquisition of contract assets	20,000	20	177,180	–	–	–	177,200
Net loss	–	–	–	–	(219,234)	–	(219,234)
Balance, June 30, 2020	49,373,707	49,374	12,594,389	(150,000)	9,410,216	–	21,903,979

Issuance of stock for previously vested stock-based compensation	457,000	457	(457)	–	–	–	–
Exercise of stock options	58,200	58	139,622	–	–	–	139,680
Stock-based compensation	–	–	798,849	–	–	–	798,849
Net loss	–	–	–	–	(6,152,135)	–	(6,152,135)
Balance, September 30, 2020	49,888,907	$49,889	$13,532,403	$(150,000)	$3,258,081	$–	$16,690,373

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(UNAUDITED)

	Stockholders' Equity Attributable to Paysign, Inc.
			Additional	Treasury		Non-
	Common Stock		Paid-in	Stock	Retained	controlling	Total
	Shares	Amount	Capital	Amount	Earnings	Interest	Equity
Balance, December 31, 2018	46,440,765	$46,441	$8,620,144	$(150,000)	$579,582	$(206,930)	$8,889,237

Issuance of stock for previously vested stock-based compensation	291,147	291	(291)	–	–	–	–
Stock-based compensation	–	–	646,710	–	–	–	646,710
Net income (loss)	–	–	–	–	871,671	(564)	871,107
Balance, March 31, 2019	46,731,912	46,732	9,266,563	(150,000)	1,451,253	(207,494)	10,407,054

Issuance of stock for previously vested stock-based compensation	825,000	825	(825)	–	–	–	–
Stock-based compensation	–	–	567,910	–	–	–	567,910
Net income (loss)	–	–	–	–	1,738,791	(504)	1,738,287
Balance, June 30, 2019	47,556,912	47,557	9,833,648	(150,000)	3,190,044	(207,988)	12,713,251

Issuance of stock for previously vested stock-based compensation	425,000	425	(425)	–	–	–	–
Stock-based compensation	–	–	651,267	–	–	–	651,267
Stock options and warrants exercises	113,280	113	252,700	–	–	–	252,813
Net income (loss)	–	–	–	–	2,960,078	(504)	2,959,574
Balance, September 30, 2019	48,095,192	$48,095	$10,737,190	$(150,000)	$6,150,122	$(208,502)	$16,576,905

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss) attributable to Paysign, Inc.	$(4,830,404)	$5,570,540
Adjustments to reconcile net income attributable to Paysign, Inc. to net cash provided by operating activities:
Net loss in noncontrolling interest	–	(1,572)
Depreciation and amortization	1,546,645	1,047,779
Stock-based compensation expense	2,123,807	1,865,887
Impairment of intangible asset	382,414	–
Loss on abandonment of assets	42,898	–
Amortization of lease right-of use asset	239,615	–
Deferred income taxes	(2,760,226)	–
Changes in operating assets and liabilities:
Accounts receivable	99,793	(632,144)
Prepaid expenses and other current assets	48,387	(792,617)
Accounts payable and accrued liabilities	527,497	136,189
Operating lease	(132,992)	–
Customer card funding	15,291,372	3,604,053
Net cash provided by operating activities	12,578,806	10,798,115

Cash flows from investing activities:
Purchase of fixed assets	(1,096,591)	(351,345)
Capitalization of internally developed software	(1,403,470)	(1,145,631)
Purchase of intangible assets	(57,127)	–
Net cash used in investing activities	(2,557,188)	(1,496,976)

Cash flows from financing activities:
Proceeds from exercise of stock options	163,680	252,813
Repurchase of employee common stock for taxes withheld	(245,425)	–
Net cash provided by (used in) financing activities	(81,745)	252,813

Net change in cash and restricted cash	9,939,873	9,553,952
Cash and restricted cash, beginning of period	45,572,305	31,665,741

Cash and restricted cash, end of period	$55,512,178	$41,219,693

Cash and restricted cash reconciliation:
Cash	$7,497,579	$7,988,803
Restricted cash	48,014,599	33,230,890
Total cash and restricted cash	$55,512,178	$41,219,693

Supplemental cash flow information:
Acquisition of right-of-use asset by operating lease	$4,455,271	$–
Issuance of stock for asset acquisition	$177,200	$–
Dissolution of noncontrolling interest	$263,087	$–

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Use of Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Restricted Cash – At September 30, 2020 and December 31, 2019, restricted cash consisted of funds held specifically for our card product programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

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

Earnings Per Share – Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period, using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

The Company generates revenue for the Plasma industry through fees generated from cardholder transactions, interchange and card program management fees. For the Pharma industry, the Company generates revenue from interchange, program management fees and settlement income. Revenue from cardholder transactions, interchange and card program management is recorded when the performance obligation is fulfilled. Previously, settlement income from breakage on Pharma programs was recognized and recorded ratably throughout the program lifecycle based on the Company’s estimate of the unspent balances to be remaining on the card at program expiration. During the quarter ended September 30, 2020, the Company changed its estimate of breakage for recognizing settlement income for Pharma programs resulting in the Company constraining revenue on all Pharma programs in accordance with ASC 606 by changing the estimate of breakage to the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. See Note 11. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation for refunding any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, it has no contract assets.

Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service, program management, application integration setup, and sales and commission expense.

Stock-Based Compensation – The Company recognizes compensation expense for all restricted stock and stock option awards. The fair value of restricted stock is measured using the grant date trading price of our stock. The fair value of stock option awards is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility and the risk-free interest rate.

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

2.     FIXED ASSETS, NET

Fixed assets consist of the following:

	September 30, 2020	December 31, 2019
Equipment	$1,742,674	$2,026,549
Software	190,782	180,223
Furniture and fixtures	747,060	149,684
Website costs	67,816	34,971
Leasehold improvements	77,386	52,894
	2,825,718	2,444,321
Less: accumulated depreciation	1,145,879	1,507,136
Fixed assets, net	$1,679,839	$937,185

Depreciation expense for the three months ended September 30, 2020 and 2019 was $115,778 and $91,635, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $311,039 and $230,411, respectively. During the nine months ended September 30, 2020 the Company relocated its corporate headquarters and recognized a $42,898 loss on abandonment of assets primarily related to leasehold improvements.

3.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2020	December 31, 2019
Trademarks	$39,053	$39,053
Platform	7,001,606	5,598,136
Customer lists and contracts	1,177,200	1,177,200
Kiosk development	–	64,802
Licenses	209,282	534,569
	8,427,141	7,413,760
Less: accumulated amortization	4,768,332	3,597,528
Intangible assets, net	$3,658,809	$3,816,232

Intangible assets are amortized over their useful lives ranging from periods of 3 to 5 years. Amortization expense for the three months ended September 30, 2020 and 2019 was $422,014 and $226,873, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was $1,235,606 and $817,369, respectively.

During the three months ended September 30, 2020 the Company reviewed the carrying value of acquisition costs related to a business license and determined that there was an impairment necessary as the efforts to acquire the license had been suspended. As the impairment was deemed other than temporary, the impairment of $382,414 was recorded during the third quarter of 2020.

4.     LEASE

The Company entered into an operating lease for an office space which became effective in June 2020 when the construction was complete and we were given access to occupy the space. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of September 30, 2020, the remaining lease term was 10 years and the discount rate was 6%. The lease for our previous office space was accounted for as a short-term lease.

Operating lease cost included in selling, general and administrative expenses was $218,412 and $278,302 for the three and nine months ended September 30, 2020. Short-term lease cost included in selling, general and administrative expense was $57,309 for the three months ended September 30, 2019. Short-term lease cost included in selling, general and administrative expense was $94,906 and $166,538 for the nine months ended September 30, 2020 and 2019, respectively.

The following is the lease maturity analysis of our operating lease as of September 30, 2020:

Twelve months ending September 30,

2021	$571,968
2022	571,968
2023	571,968
2024	571,968
2025	594,846
Thereafter	2,989,487
Total lease payments	5,872,205
Less: Imputed interest	1,460,766
Present value of future lease payments	4,411,439
Less: current portion of lease liability	(315,874)
Long-term portion of lease liability	$4,095,565

5.     CUSTOMER CARD FUNDING LIABILITY

The Company issues prepaid cards with various provisions for transaction fees, inactivity fees, or expiration. Revenue generated from cardholder transactions and interchange are recognized when a card transaction occurs and the Company's performance obligation is fulfilled. Unspent balances left on the cards will be recognized as settlement income at the expiration of the cards and the program. Contract liabilities related to prepaid cards represent funds on card and client funds held to be loaded to card before the amounts are ultimately spent by the cardholders or recognized as revenue by the Company. Contract liabilities related to prepaid cards are reported as Customer card funding liability on the consolidated balance sheet.

The opening and closing balances of the Company's contract liabilities are as follows:

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$32,723,227	$25,960,974
Increase (decrease), net	15,291,372	3,604,053
Ending balance	$48,014,599	$29,565,027

The amount of revenue recognized during the nine months ended September 30, 2020 and 2019 that was included in the opening contract liability for prepaid cards was $844,514 and $818,889, respectively.

6.     COMMON STOCK

At September 30, 2020, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 49,888,907 shares of common stock issued, and no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three and nine months ended September 30, 2020 was $798,849 and $2,123,807, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2019 was $651,267 and $1,865,887, respectively.

2020 Transactions: During the three and nine months ended September 30, 2020, the Company issued -0- and 500,000 stock options, respectively, valued at $2.86 per share that will vest over four years. The assumptions used in the Black Scholes option-pricing model for the 2020 options was a risk-free interest rate of 0.38%, expected volatility of 100%, dividend yield of -0- and a weighted-average expected life of 5 years. During the three and nine months ended September 30, 2020 the Company also issued 515,200 and 1,291,195 shares of common stock, respectively, for restricted stock awards previously granted, earned and vested, and for the exercise of vested stock options and received proceeds of $139,680 and $163,680, respectively. In addition, for the nine months ended September 30, 2020, the Company issued 20,000 shares of common stock related to the acquisition of customer lists and contracts valued at $8.86 per share.

2019 Transactions: During the three and nine months ended September 30, 2019, the Company issued 538,280 and 1,654,427 shares, respectively, of common stock for restricted stock awards previously granted, earned and vested and for the exercise of vested stock options and received proceeds of $252,813 for the three and nine months ended September 30, 2019.

7.        BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income (loss) per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Paysign, Inc.	$(6,152,135)	$2,960,078	$(4,830,404)	$5,570,540
Denominator:
Weighted average common shares:
Denominator for basic calculation	49,433,473	47,371,083	49,055,492	47,215,625
Weighted average effects of potentially dilutive common stock:
Stock options (calculated using the treasury method)	–	2,060,285	–	2,125,263
Unvested restricted stock grants	–	4,860,000	–	5,247,582
Denominator for fully diluted calculation	49,433,473	54,291,368	49,055,492	54,588,470
Net income (loss) per common share:
Basic	$(0.12)	$0.06	$(0.10)	$0.12
Diluted	$(0.12)	$0.05	$(0.10)	$0.10

Due to the net losses for the three and nine months ended September 30, 2020, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for both periods. The amount of potential common share equivalents excluded were 5,005,985 and 5,452,382 for the three and nine months ended September 30, 2020, respectively.

8.        COMMITMENTS AND CONTINGENCIES

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020, Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020, and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints” or the “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et. al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the plaintiffs in Yilan Shi v. Paysign, Inc., Lorna Chase v. Paysign, Inc., and another entity called the Paysign Investor Group, each filed a motion to consolidate the remaining Shi and Chase actions, and the Paysign Investor Group filed a motion to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 12, 2020 through March 15, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. The motion to consolidate, and the motion to appoint lead plaintiff, are pending before the court. The parties have entered into a court approved stipulation specifying a timetable for lead plaintiff to file an amended complaint. As of the date of this filing Paysign cannot give any meaningful probability of outcome or damages.

The Company has also been named as a nominal defendant in a stockholder derivative action in the U.S. District Court for the District of Nevada: Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark, R. Newcomer, et. al., filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The derivative complaint also alleges insider trading, violations against certain individual defendants. As of the date of this filing, Paysign cannot give any meaningful probability of outcome or damages.

9.        RELATED PARTY

A member of our Board of Directors is also a partner in a law firm that the Company engages for services to review regulatory filings and various legal matters. The Company incurred legal expense of $429,380 and $544,868 during the three and nine months ended September 30, 2020, respectively, with the related party law firm. During each of the three and nine months ended September 30, 2019 the Company incurred legal expense of $4,862 and $29,029 with the related party law firm.

10.        INCOME TAX BENEFIT

The effective tax rate (income tax benefit as a percentage of income (loss) before income tax benefit) was 26.9% and 36.5% for the three and nine months ended September 30, 2020, as compared to (23.5%) and (11.1%) for the three and nine months ended September 30, 2019. The effective tax rates vary, primarily related to the deferred benefit for stock-based compensation.

11.        CHANGE IN ACCOUNTING ESTIMATE

The Company generates settlement income from breakage on Pharma industry programs which was previously recognized and recorded ratably throughout the account and program lifecycle based on expected dollar loads, spending patterns and historical experience. The Company accumulated data trends on over 100 Pharma programs over the last 10 years and has historically realized settlement income from breakage at an average rate of approximately 23.5%, calculated as unspent balances as a percentage of dollars loaded to card. The most recent completed programs in the prior year performed consistent with our historical breakage estimates. During the three and nine months ended September 30, 2020, the Company changed its estimate of breakage for recognizing settlement income for Pharma programs based on substantially different performance indicators observed, current trends in the industry regarding program management by third parties, and new information available in dollar loads and spending patterns compared to historical experience. Given these triggering events based on the new information observed, this change in accounting estimate resulted in the Company constraining revenue on all Pharma programs in accordance with ASC 606 by changing the estimate of breakage to the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. This has resulted in the reversal of all previously recognized settlement income for all current Pharma programs. The adjustment was a $6,293,203 reduction in Pharma revenue and an increase in net loss after the impact of income taxes of $4,971,630 or $(0.10) per basic and diluted share for the three and nine months ended September 30, 2020.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. In the normal course of our business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain, or may contain, Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, possible future of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward-Looking Statements made by us ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from our expectations are disclosed in this report, including those factors discussed in “Part II - Item 1A. Risk Factors.” All prior and subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward-Looking Statement made by or on behalf of us.

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

We manage all aspects of the debit card lifecycle, from managing the card design and approval processes with partners and networks, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement. We deploy a fully staffed, in-house customer service department which utilizes bilingual customer service representatives, Interactive Voice Response (“IVR”), and two-way short message service (“SMS”) messaging and text alerts.

Currently, we are focusing our marketing efforts on corporate incentive and expense prepaid card products in various market verticals including but not limited to general corporate expense, healthcare related markets including co-pay assistance, clinical trials and donor compensation, loyalty rewards and incentive cards.

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

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume was $721,000,000 and $630,000,000 for the nine months ended September 30, 2020 and 2019, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards – Comprised of revenues, gross profit and net profit conversion rates of gross dollar volume loaded on cards. Our revenue conversion rates for the three months ended September 30, 2020 and 2019 were (0.07%) or (7) basis points (“bps”), and 4.29% or 429 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rates for the three months ended September 30, 2020 and 2019 were (1.62%) or (162) bps, and 2.55% or 255 bps, respectively, of gross dollar volume loaded on cards. Our net profit conversion rates for the three months ended September 30, 2020 and 2019 were (2.90%) or (290) bps, and 1.41% or 141 bps, respectively, of gross dollar volume loaded on cards. Our revenue conversion rates for the nine months ended September 30, 2020 and 2019 were 2.34% or 234 bps, and 3.95% or 395 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rates for the nine months ended September 30, 2020 and 2019 were 0.78% or 78 bps, and 2.25% or 225 bps, respectively, of gross dollar volume loaded on cards. Our net profit conversion rates for the nine months ended September 30, 2020 and 2019 were (0.67%) or (67) bps, and 0.88% or 88 bps, respectively, of gross dollar volume loaded on cards.

Management also reviews key performance indicators, such as revenues, gross profit, operational expenses as a percent of revenues, and cardholder participation. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment and investment in new card programs. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income (loss), net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

“EBITDA” is defined as earnings before interest, income taxes, and depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude stock-based compensation expense, impairment of intangible asset and loss on abandonment of assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of adjusted EBITDA to net income (loss):
Net income (loss) attributable to Paysign, Inc.	$(6,152,135)	$2,960,078	$(4,830,404)	$5,570,540
Income tax benefit	(2,260,527)	(563,854)	(2,771,875)	(556,068)
Interest income	(12,184)	(113,667)	(77,475)	(364,652)
Depreciation and amortization	537,792	318,508	1,546,645	1,047,779
EBITDA	(7,887,054)	2,601,065	(6,133,109)	5,697,599
Impairment of intangible asset	382,414	–	382,414	–
Loss on abandonment of assets	–	–	42,898	–
Stock-based compensation	798,849	651,267	2,123,807	1,865,887
Adjusted EBITDA	$(6,705,791)	$3,252,332	$(3,583,990)	$7,563,486

Results of Operations

Three Months Ended September 30, 2020 and 2019

The following table summarizes our consolidated financial results:

	Three Months Ended September 30,		Variance
	2020	2019	$	%
Revenues
Plasma industry	$5,186,566	$6,937,066	$(1,750,500)	(25.2%	)
Pharma industry	(5,383,887)	2,071,051	(7,454,938)	N/A
Other	44,780	–	44,780	N/A
Total revenues	(152,541)	9,008,117	(9,160,658)	N/A
Cost of revenues	3,281,888	3,641,595	(359,707)	(9.9%	)
Gross profit	(3,434,429)	5,366,522	(8,800,951)	N/A
Gross margin %	(2,251.5% )	59.6%

Operating expenses
Selling, general and administrative	4,070,211	2,765,961	1,304,250	47.2%
Impairment of intangible asset	382,414	–	382,414	N/A
Depreciation and amortization	537,792	318,508	219,284	68.8%
Total operating expenses	4,990,417	3,084,469	1,905,948	61.8%
Income (loss) from operations	$(8,424,846)	$2,282,053	$(10,706,899)	N/A

Net income (loss) attributable to Paysign, Inc.	$(6,152,135)	$2,960,078	$(9,112,213)	N/A
Net margin %	(4,033.1% )	32.9%

The decrease in total revenues of $9,160,658 compared to the same period in the prior year consisted of a 25.2% reduction in Plasma revenue and a $7,454,938 reduction in Pharma revenue. The decrease in Plasma revenue was primarily due to a decrease in plasma donations and dollars loaded to card and a reduction in card load fees. The Pharma revenue decrease included a $6,293,203 adjustment for a change in accounting estimate of breakage for recognizing settlement income for Pharma programs based on substantially different performance indicators observed, current trends in the industry regarding program management by third parties, and new information available in dollar loads and spending patterns compared to historical experience. This change in accounting estimate resulted in the Company constraining revenue on all Pharma programs in accordance with ASC 606 by changing the estimate of breakage to the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. This has resulted in the reversal of all previously recognized settlement income for all current Pharma programs. In addition, both industries were impacted by a novel coronavirus and the incidence of the related disease COVID-19.

Cost of revenues for the three months ended September 30, 2020 decreased $359,707 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service, program management, application integration setup, and sales and commission expense. There was a favorable volume variance of $3,703,260 due to the decrease in transactions, offset by an unfavorable rate variance of $3,343,553 resulting from a decrease in higher margin revenue business.

Gross profit for the three months ended September 30, 2020 decreased $8,800,951 compared to the same period in the prior year resulting from the reduction in revenue described above, and the disproportionate decrease in cost of sales. The decrease in gross margin resulted from the lower revenue conversion rate and an unfavorable cost of revenue rate variance.

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2020 increased $1,304,250 or 47% compared to the same period in the prior year and consisted primarily of an increase in staffing and compensation of $420,000, professional services for tax, audit and consultants of $524,000, stock-based compensation of $148,000, technologies and telecom of $87,000, and rent of $171,000 related to a new office lease entered into in June 2020; offset by a decrease in travel of $47,000.

For the three months ended September 30, 2020, we reviewed the carrying value of acquisition costs related to a business license and determined that there was an impairment necessary as the efforts to acquire the license had been suspended. An impairment of intangible asset of $382,414 was recorded.

Depreciation and amortization expense for the three months ended September 30, 2020 increased $219,284 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new technologies and enhancements to our platform.

For the three months ended September 30, 2020, we recorded a loss from operations representing a net decrease in income from operations of $10,706,899 related to the aforementioned factors.

Other income for the three months ended September 30, 2020 decreased $101,483 related to a decrease in interest income resulting primarily from the reduction beginning in the first quarter of 2020 to a near 0% federal funds rate.

The effective tax rate was 26.9% and (23.5%) for the three months ended September 30, 2020 and 2019. The effective tax rates vary, primarily as a result of the tax benefit related to our stock-based compensation and a pretax loss in the current year period.

The net income (loss) attributable to Paysign, Inc. for the three months ended September 30, 2020 decreased $9,112,213. The overall change in net income (loss) attributable to Paysign, Inc. relates to the aforementioned factors.

Nine Months Ended September 30, 2020 and 2019

The following table summarizes our consolidated financial results:

	Nine Months Ended September 30,		Variance
	2020	2019	$	%
Revenues
Plasma industry	$17,102,415	$19,364,298	$(2,261,883)	(11.7%	)
Pharma industry	(594,945)	5,537,380	(6,132,325)	N/A
Other	359,527	–	359,527	N/A
Total revenues	16,866,997	24,901,678	(8,034,681)	(32.3%	)
Cost of revenues	11,275,758	10,721,769	553,989	5.2%
Gross profit	5,591,239	14,179,909	(8,588,670)	(60.6%	)
Gross margin %	33.1%	56.9%

Operating expenses
Selling, general and administrative	11,299,036	8,483,882	2,815,154	33.2%
Impairment of intangible asset	382,414	–	382,414	N/A
Loss on abandonment of assets	42,898	–	42,898	N/A
Depreciation and amortization	1,546,645	1,047,779	498,866	47.6%
Total operating expenses	13,270,993	9,531,661	3,739,332	39.2%
Income (loss) from operations	$(7,679,754)	$4,648,248	$(12,328,002)	N/A

Net income (loss) attributable to Paysign, Inc.	$(4,830,404)	$5,570,540	$(10,400,944)	N/A
Net margin %	(28.6% )	22.4%

Total revenues for the nine months ended September 30, 2020 decreased $8,034,681 compared to the same period in the prior year. The 32.3% decrease in total revenues was primarily due to the effects of COVID-19 in the second and third quarter, offset by an increase of approximately 20% in new card programs year over year, contributing to a strong first quarter. In addition, The Pharma revenue decrease included a $6,293,203 adjustment for a change in accounting estimate of breakage for recognizing settlement income for Pharma programs based on substantially different performance indicators observed, current trends in the industry regarding program management by third parties, and new information available in dollar loads and spending patterns compared to historical experience. This change in accounting estimate resulted in the Company constraining revenue on all Pharma programs in accordance with ASC 606 by changing the estimate of breakage to the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. This has resulted in the reversal of all previously recognized settlement income for all current Pharma programs.

Cost of revenues for the nine months ended September 30, 2020 increased $553,889 compared to the same period in the prior year. Cost of revenues constituted approximately 66.9% and 43.1% of total revenues for the nine months ended September 30, 2020 and 2019, respectively. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service, program management, application integration setup, and sales and commission expense. Our cost of revenues as a percentage of revenues increased due to a mix change towards lower gross margin non-Pharma business, partially offset by lower transaction volumes in non-Pharma lines of business.

Gross profit for the nine months ended September 30, 2020 decreased $8,588,670 compared to the same period in the prior year. Our overall gross margins were 33.1% and 56.9% during the nine months ended September 30, 2020 and 2019, respectively, a decrease of 2,379 bps with reasons consistent with the change in cost of revenues as a percent of revenues.

Selling, general and administrative expenses for the nine months ended September 30, 2020 increased $2,815,154 or 33% compared to the same period in the prior year. The increase in SG&A consisted primarily of an increase in staffing and wages of $1,199,000, professional services for tax, audit and consultants of $776,000, technologies and telecom of $334,000, stock-based compensation of $258,000 and rent of $260,000 related to a new office lease entered into in June 2020.

For the nine months ended September 30, 2020, we reviewed the carrying value of acquisition costs related to a business license and determined that there was an impairment necessary as the efforts to acquire the license had been suspended. An impairment of intangible asset of $382,414 was recorded.

During the nine months ended September 30, 2020 we relocated our corporate headquarters and recognized a $42,898 loss on abandonment of assets primarily related to leasehold improvements.

Depreciation and amortization expense for the nine months ended September 30, 2020 increased $498,866 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new technologies and enhancements to our platform, which we expect to continue as the company continues to grow.

For the nine months ended September 30, 2020, income (loss) from operations decreased $12,328,002 related to the aforementioned factors.

Other income for the nine months ended September 30, 2020 decreased $287,177 related to a decrease in interest income primarily resulting from the reduction beginning in the first quarter of 2020 to a near 0% federal funds rate.

The effective tax rate was 36.5% and (11.1%) for the nine months ended September 30, 2020 and 2019. The effective tax rates vary, primarily as a result of the tax benefit related to our stock-based compensation and a pretax loss in the current year period.

Net income (loss) attributable to Paysign, Inc. for the nine months ended September 30, 2020 decreased $10,400,944. The overall change in net income (loss) attributable to Paysign, Inc. relates to the aforementioned factors.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$12,578,806	$10,798,115
Net cash used in investing activities	(2,557,188)	(1,496,976)
Net cash (used in) provided by financing activities	(81,745)	252,813
Net increase in cash and restricted cash	$9,939,873	$9,553,952

Comparison of Nine Months Ended September 30, 2020 and 2019

During the nine months ended September 30, 2020 and 2019, we financed our operations through internally generated funds.

Cash provided by operating activities increased $1,780,691 in the nine months ended September 30, 2020, as compared to the same period in the prior year. The increase is primarily due to the increase in the customer card funding liability offset by the decrease in net income (loss) and deferred income taxes. The increase in the card funding liability is partially related to the change in estimate and reversal of previously recognized settlement income on Pharma programs.

Cash used in investing activities increased $1,060,212 in the nine months ended September 30, 2020, as compared to the same period in 2019, with the difference primarily attributed to an increase in fixed assets during the current period and enhancements to our processing platform.

Cash used in financing activities was $81,745 in the nine months ended September 30, 2020 as compared to cash provided by financing activities of $252,813 for the nine months ended September 30, 2019. The change between years primarily consists of shares withheld to cover taxes as well as the cash received from exercises of stock options.

Sources of Liquidity

We believe that our available cash on hand, excluding restricted cash, at September 30, 2020 of $7,497,579, along with our forecast for revenues and cash flows for the remainder of the year and for 2021, will be sufficient to sustain our operations for the next twelve months.

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

Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

Revenue and Expense Recognition – The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contracts with customers; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company generates revenue for the Plasma industry through fees generated from cardholder transactions, interchange and card program management fees. For the Pharma industry, the Company generates revenue from interchange, program management fees and settlement income. Revenue from cardholder transactions, interchange and card program management is recorded when the performance obligation is fulfilled. Previously, settlement income from breakage on Pharma programs was recognized and recorded ratably throughout the program lifecycle based on the Company’s estimate of the unspent balances to be remaining on the card at program expiration. During the quarter ended September 30, 2020, the Company changed its estimate of breakage for recognizing the settlement income for Pharma programs resulting in the Company constraining revenue on all Pharma programs in accordance with ASC 606 by changing the estimate of breakage to the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation for refunding any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, it has no contract assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We have evaluated, under the supervision of our chief executive officer and chief financial officer and with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020. Management necessarily applies its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective due to previously reported material weaknesses in internal control over financial reporting, which were described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”).

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We continue to implement our remediation plan for the previously reported material weaknesses in internal control over financial reporting, described in Part II, Item 9A of our 2019 10-K, which includes taking steps to improve the design and methods for testing internal controls, adding resources to carry out such practices, and instituting new procedures for managing system user access and change control. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the changes related to our remediation efforts described above, we made no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020, Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020, and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et. al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the plaintiffs in Yilan Shi v. Paysign, Inc., Lorna Chase v. Paysign, Inc., and another entity called the Paysign Investor Group, each filed a motion to consolidate the remaining Shi and Chase actions, and the Paysign Investor Group filed a motion to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 12, 2020 through March 15, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. The motion to consolidate and the motion to appoint lead plaintiff are pending before the court. The parties have entered into a court approved stipulation specifying a timetable for lead plaintiff to file an amended complaint. As of the date of this filing, Paysign cannot give any meaningful probability of outcome or damages.

The Company has also been named as a nominal defendant in a stockholder derivative action in the U.S. District Court for the District of Nevada: Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark, R. Newcomer, et. al., filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The derivative complaint also alleges insider trading, violations against certain individual defendants. As of the date of this filing, Paysign cannot give any meaningful probability of outcome or damages.

Item 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2020, we issued, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, a total of 457,000 shares of common stock for restricted stock shares previously earned and vested as well as 58,200 shares of common stock for stock options exercised.

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYSIGN, INC.

Date: November 17, 2020	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: November 17, 2020	/s/ Mark Attinger
By: Mark Attinger, Chief Financial Officer (principal financial and accounting officer)

