Form 10-K
period 2020-12-31
Paysign, Inc.
filed 2021-03-26
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION PURSUANT TO UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $297,880,651 based upon a market price of $9.71 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 50,447,432 as of March 23, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

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

i

PART I

ITEM 1. BUSINESS.

Overview

Paysign, Inc. (the “Company,” “Paysign,” “we” or “our”) amended our articles of incorporation and changed our name from 3PEA International, Inc. to Paysign, Inc. on April 23, 2019. Additionally, we changed our trading symbol on the Nasdaq Capital Market to “PAYS.” The Company acquired 3Pea Technologies, Inc., a payment solutions company, in March 2006, which resulted in 3Pea Technologies, Inc. becoming a wholly owned subsidiary.

Business of Issuer

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

We provide a card processing platform consisting of proprietary systems and software applications based on the unique needs of our clients. We have extended our processing business capabilities through our proprietary Paysign platform. Through the Paysign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service. The Paysign platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform’s flexibility and ease of customization has allowed us to expand our operational capabilities by facilitating our entry into new markets within the payments space. The Paysign platform delivers cost benefits and revenue building opportunities to our partners.

We have developed prepaid card programs for corporate incentive and rewards including, but not limited to, consumer rebates and rewards, donor compensation, clinical trials, healthcare reimbursement payments and pharmaceutical payment assistance. We have expanded our product offerings to include additional corporate incentive products and demand deposit accounts accessible with a debit card. In the future, we expect to further expand our product offerings into other prepaid card offerings such as payroll cards, travel cards, and expense reimbursement cards. Our cards are sponsored by our issuing bank partners.

Our revenues include fees generated from cardholder fees, interchange, card program management fees, and settlement income. Revenue from cardholder fees, interchange and card program management fees is recorded when the performance obligation is fulfilled. Settlement income is recorded at the expiration of the card program.

What Are Prepaid Cards?

A prepaid card is a payment product that is pre-funded and not directly linked to an individual bank account. Prepaid cards are unlike debit cards that are attached to a personal or business checking account and draw funds from that linked account or a credit card that draws funds from a line of credit.

Prepaid cards can either be open-loop, closed-loop, or restricted-loop. Open-loop, or network-branded, prepaid cards carry an acceptance mark of a national or international payment network such as American Express, Discover, Mastercard or Visa and can be used anywhere that card brand is accepted. Closed-loop prepaid cards can only be used at a specific merchant whose name is typically branded on the card and are most likely not network branded. Restricted-loop prepaid cards may carry a network brand and can be used only at a specific group of non-affiliated merchant locations such as a shopping mall or a specific merchant category.

Open-loop, and some restricted-loop, prepaid cards are issued by a financial institution under a license of the payment network. Open-loop prepaid cards provide consumers, businesses and governments with the efficiency, security and flexibility of digital payments reducing costs associated with handling cash, checks and other paper-based payment processes, and provides the end user a payment product that is accessible and with global utility, convenient, safer than cash, can be used as a budgeting tool and contains protections against fraud and theft.

The prepaid market continues to experience significant growth due to consumers, corporations and governments embracing improved technology, greater convenience, more product choices and greater flexibility. Prepaid cards have also proven to be an attractive alternative to traditional bank accounts for certain segments of the population, particularly those without, or who could not qualify for, a checking or savings account.

The Mercator Advisory Group’s 17th Annual U.S. Open Loop Prepaid Cards Market Forecast 2020-2024, shows that $374 billion was loaded on open-loop prepaid cards in the United States in 2019 and they are forecasting that total open-loop loads will have a compound annual growth rate of 4.1% between 2020 and 2024, to $466.2 billion being loaded in 2024.

Consumers, both banked and unbanked, use prepaid cards such as general purpose reloadable (GPR) cards, to conduct their day-to-day financial transactions such as paying bills, depositing checks, and receiving direct deposits. According to the 2019 FDIC Survey of Household Use of Banking and Financial Services, 8.5% of U.S. households or approximately 128 million households, use GPR prepaid cards.

Common Examples of Prepaid Cards

The prepaid card market is divided into three macro categories based on who funds the card account. These categories are consumer-funded, corporate-funded and government-funded.

Consumer-Funded Programs: The consumer prepaid category consists of products such as general purpose reloadable (GPR) cards, gift cards, travel money cards, and remittance/peer-to-peer (“P2P”) cards.

General Purpose Reloadable Cards: A type of prepaid card typically purchased by a consumer for his/her personal use to pay for purchases, pay bills and/or access cash at ATMs. GPR cards may be purchased online and in retail locations from a variety of providers. Funds may be loaded onto the card by direct deposit of wages or benefits or at retail locations offering prepaid card reload services.

Gift Cards: A non-reloadable prepaid card that is purchased by a gift giver to be given to a gift recipient.

Corporate-Funded Programs: The corporate prepaid category consists of products such as employee/partner incentives, consumer incentives, payroll, employee benefits, healthcare, corporate expense and business travel, insurance claim disbursement, etc.

Our Products and Services

As a payment processor and prepaid card program manager, our payment solutions are utilized by our customers as a means to increase customer loyalty, increase brand recognition, reward customers, agents and employees while reducing administration costs and streamlining operations. We manage all aspects of the prepaid card lifecycle, from the card design and approval processes with partners and networks, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, and lost and stolen card management and replacement. We provide in-house customer service which includes live bilingual customer care representatives staffed 24/7/365. We also run in-house Interactive Voice Response (IVR) and two-way SMS messaging platforms. As we do not have our own banking license to issue open-loop prepaid cards, our cards are offered to end users through our relationships with bank issuers.

As an end-to-end payment processor and prepaid card program manager, we derive our revenue from all stages of the card lifecycle. These revenues can include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees derived from card usage; inactivity fees; card replacement fees; program administration fees; and settlement income.

To date, we have issued millions of prepaid cards under programs implemented for Fortune 500 companies, multinationals, as well as top pharmaceutical manufacturers, universities and social media companies.

As of December 31, 2020, we had approximately 3.5 million cardholders participating in approximately 360 card programs.

In our early years of operations, we focused mainly on providing co-pay assistance prepaid cards to the pharmaceutical industry. In 2011, we began marketing a corporate incentive prepaid card-based payment solution targeting the plasma donation industry. More recently, having built the necessary infrastructure and added essential staff, we have increased our focus and sales efforts on corporate incentive and corporate expense card programs as well as retargeting the pharmaceutical industry with co-pay assistance, buy and bill and other prepaid programs designed to maximize patient enrollment, adherence and retention.

The Paysign® Brand

In order to leverage the capabilities of the Paysign platform and successfully expand our product offerings, we established the Paysign brand of prepaid cards and solutions. The Paysign brand encompasses all of our current and future prepaid product offerings, including but not limited to, corporate incentives, healthcare related payment solutions for clinical trials, donations and co-pay assistance, payroll, settlement payments, corporate expense cards and solutions designed for the public sector as well as general purpose reloadable prepaid cards. Paysign is a registered trademark of the Company in the United States and other countries.

Corporate Incentives

Our Paysign corporate incentive cards offer businesses a practical and contemporary way to reward and motivate existing and potential customers, employees, donors, patients, clinical trial participants, sales professionals, agents and distributors. We develop incentive card programs, either traditional plastic or virtual, that our customers use for a wide variety of applications, including but not limited to: consumer rebates for large purchases or frequent buyers; trade incentives for third party distributors; new product launches and commission based sales incentives; consumer promotions such as automobile test drives; purchase incentives; loyalty rewards; compensation for the time and effort of donating; pharmaceutical payment assistance; referral programs; event giveaways; and purchase incentives. The Paysign solution can be integrated into existing payment management systems or act as a stand-alone solution. All Paysign cards are accepted anywhere Visa is accepted.

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

Per Diem/ Corporate Expense Payments

Per Diem, Corporate Expense and Business Travel Cards are reloadable prepaid card that allows businesses, non –profits and government agencies the ability to control employee spending while reducing administration costs by eliminating the need for traditional expense reports. We are currently focusing on marketing these card products to large corporations.

Pharmaceutical Market

Our Paysign solutions for the pharmaceutical industry are a specialized, adjudicated solution that pays all or a portion of a patient’s out-of-pocket costs associated with a prescription drug purchase. Funds are provided by the sponsoring pharmaceutical company for use at retail pharmacies, specialty pharmacies, hospitals, doctors’ offices and clinics nationwide.

Our pharmaceutical solutions provide payment claims processing and other administrative services for clients, in real-time, according to client benefit plan designs. Our solutions present a cost-effective payment delivery vehicle by providing real-time financial benefit for both consumers and pharmaceutical companies. Our offerings also allow clients to directly manage more of their pharmacy benefits and include pharmacy claims adjudication, network and payment administration, client call center service and support, reporting, rebate management, as well as implementation, training and account management.

Co-Pay Assistance Program

Our Co-Pay Assistance Program is a pharmaceutical payment card product which is adjudicated as a secondary claim at the point of purchase. The adjudication process determines what funds will be loaded onto the card by applying business rules designed by the pharmaceutical company. The loaded funds are then immediately applied to the prescription purchase at the point of purchase for the patient benefit. The card is used to defray out-of-pocket costs for the prescription. Key features and benefits of our Paysign card for the Co-Pay Assistance Program are:

•	Tracking and auditing "free samples" is no longer required, as the retail pharmacy network serves as the distribution mechanism for new prescriber promotions.

•	The patient's primary insurance pays the standard adjudicated amount for prescription fills that would historically be "free samples".

•	The distribution of cards enables far superior prescriber and patient data collection for the sponsoring pharmaceutical company through the use of automated questionnaires required to activate the cards.

•	The marketing programs can be better designed to meet the specifications and needs of the sponsoring pharmaceutical company as compared to programs involving the distribution of physical samples.

•	Because the card operates like a debit card, pharmacy retailers are paid instantly for the adjudicated promotional cost on covered prescription transactions.

•	We provide a set of comprehensive, customizable reporting modules to our pharmaceutical clients.

Buy and Bill Program

Where Paysign’s standard pharmaceutical Co-Pay Assistance Program provides payment for self-administered pharmaceuticals purchased at a pharmacy, Paysign’s Buy and Bill Program is designed to provide a benefit for patients when purchasing directly from their physician’s office or through an infusion center for physician administered therapies.

Source Plasma Donor Payments

Plasma derived therapies are lifesaving treatments used to treat various rare conditions. Plasma based therapies are manufactured using human plasma, which is the yellow liquid portion of whole blood that can be easily replaced by the body. Plasma makes up approximately 55 percent of whole blood and consists primarily of water and proteins. Source plasma is the plasma collected from individual donors that serves as the raw material for the further manufacture into these lifesaving therapies. Historically, source plasma donation centers compensated their donors with cash or checks. Over the past several years, plasma donation centers have migrated to a prepaid card solution for donor payments.

The Company offers a comprehensive customized payment solution for source plasma collection centers under the Paysign brand. The solution consists of the Paysign Plasma Donor Compensation Prepaid Card, the Paysign Partner Portal for administrators, and the Paysign Kiosk. The solution offers customized reporting and provides a level of business analytics previously unavailable. The solution can be utilized either as a stand-alone web-based solution or integrated with existing donor management systems, giving plasma donation centers an increased level of flexibility. The Company entered the market in late 2011 and has seen significant growth in this market segment. Currently, the Company services approximately 36% of the plasma collection centers in the US.

DDA Debit Cards—Paysign Premier

Recently, providers of GPR card products, in response to changes in the regulatory environment, have introduced new products similar to a GPR card but that act as true demand deposit accounts accessible with a debit card (“DDA Debit Card”). These DDA Debit Cards offer many of the features and functionalities of a traditional debit card associated with a standard bank account, including overdraft protection. The Company began marketing its DDA Debit Card, branded Paysign Premier Digital Bank Account, in the third quarter of 2019. The Company markets this product to a targeted portion of its existing cardholder base through existing communication points and to customers and employees of new clients.

Other Services

Customer Service Center

In order to provide a full range of services to our customers, we offer a fully staffed, in-house Customer Service Center which is operational 24 hours a day, 7 days per week consisting of live bilingual customer care representatives. The Paysign Platform provides Interactive Voice Response (“IVR”), SMS alerts and two-way SMS messaging, allowing cardholders to set alerts and check their balances and transaction history without the assistance of a live customer service operator. We believe our in-house customer service center provides the highest quality customer service experience for our clients as training is performed on-site by Paysign staff.

The Paysign Communications Suite

To help maximize the cardholder experience, cardholders can access their card balances and transaction history, as well as other information as dictated by the program, such as an ATM locator, a loyalty point counter, and geo-specific messaging through a number of touchpoints such as the Paysign kiosk, the Paysign Mobile App, two-way SMS, text alerts and the Paysign cardholder web portal.

Technology

Our technology platform employs a standard enterprise services bus in a service-oriented architecture, configured for 24/7/365 transaction processing and operations. We utilize two secure, interconnected, environmentally-controlled data centers, with emergency power generation capabilities, and fully redundant capabilities. We use a variety of proprietary and licensed standards-based technologies to implement our platforms, including those which provide for orchestration, interoperability and process control. The platforms also integrate a data infrastructure to support both transaction processing and data warehousing for operational support and data analytics.

Competition

The markets for financial products and services, including prepaid cards and services related thereto, are intensely competitive. We compete with a variety of companies in our markets and our competitors vary in size, scope and breadth of products and services offered. Certain segments of the financial services and healthcare industries tend to be highly fragmented, with numerous companies competing for market share. Highly fragmented segments currently include financial account processing, customer relationship management solutions, electronic funds transfer and prepaid solutions.

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

We market our Paysign Premier product through existing communication channels to a targeted segment of our existing cardholders, as well as to a broad group of individuals, ranging from non-banked to fully banked consumers with a focus on long term users of our product.

Markets and Major Customers

We have no major customers and are not reliant on any individual card program. We manage multiple programs at any given time. As of December 31, 2020, we managed approximately 360 card programs with approximately 3.5 million participating cardholders.

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion; (ii) the last day of 2024; (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (referred to as the Exchange Act), which would occur if the market value of our common equity held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during any three-year period.

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

Our products and services are generally subject to federal, state and local laws and regulations, including:

•	anti-money laundering laws;

•	money transfer and payment instrument licensing regulations;

•	escheatment laws;

•	privacy and information safeguard laws;

•	bank regulations;

•	consumer protection laws;

•	false claims laws and other fraud and abuse restrictions; and

•	privacy and security standards under the Health Insurance Portability and Accountability Act (HIPAA) or other laws.

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

Anti-Money Laundering Laws

Our products and services are generally subject to federal anti-money laundering laws, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, and similar state laws. On an ongoing basis, these laws require us, among other things, to:

•	report large cash transactions and suspicious activity;

•	screen transactions against the U.S. government's watch-lists, such as the watch-list maintained by the Office of Foreign Assets Control;

•	prevent the processing of transactions to or from certain countries, individuals, nationals and entities;

•	identify the dollar amounts loaded or transferred at any one time or over specified periods of time, which requires the aggregation of information over multiple transactions;

•	gather and, in certain circumstances, report customer information;

•	comply with consumer disclosure requirements; and

•	register or obtain licenses with state and federal agencies in the United States and seek registration of any retail distributors when necessary.

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

Bank Regulations

All of the cards that we service are issued by a state-chartered bank. Thus, we are subject to the oversight of the regulators for, and certain laws applicable to, these card issuing banks. These banking laws require us, as a servicer to the banks that issue our cards, among other things, to undertake compliance actions similar to those described under "Anti-Money Laundering Laws" above and to comply with the privacy regulations promulgated under the Gramm-Leach-Bliley Act as discussed under "Privacy and Information Safeguard Laws" above.

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

From time to time, participants in the healthcare industry, including us, may be subject to actions under the federal False Claims Act or other fraud and abuse provisions. We cannot guarantee that state and federal agencies will regard any billing errors we process as inadvertent or will not hold us responsible for any compliance issues related to claims we handle on behalf of providers and payers. Although we believe our editing processes are consistent with applicable reimbursement rules and industry practice, a court, enforcement agency or whistleblower could challenge these practices. We cannot predict the impact of any enforcement actions under the various false claims and fraud and abuse laws applicable to our operations. Even an unsuccessful challenge of our practices could cause adverse publicity and cause us to incur significant legal and related costs.

Privacy and Security Standards under HIPAA or Other Laws.

The Health Insurance Portability and Accountability Act of 1996 contains privacy regulations and the security regulations that apply to some of our operations. The privacy regulations extensively regulate the use and disclosure of individually identifiable health information by entities subject to HIPAA. For example, the privacy regulations permit parties to use and disclose individually identifiable health information for treatment and to process claims for payment, but other uses and disclosures, such as marketing communications, require written authorization from the individual or must meet an exception specified under the privacy regulations. The privacy regulations also provide patients with rights related to understanding and controlling how their health information is used and disclosed. To the extent permitted by the privacy regulations from the American Recovery and Reinvestment Act (ARRA), and our contracts with our customers, we may use and disclose individually identifiable health information to perform our services and for other limited purposes, such as creating de-identified information. Determining whether data has been sufficiently de-identified to comply with the privacy regulations and our contractual obligations may require complex factual and statistical analyses and may be subject to interpretation. The security regulations require certain entities to implement and maintain administrative, physical and technical safeguards to protect the security of individually identifiable health information that is electronically transmitted or electronically stored. We have implemented and maintain policies and processes to assist us in complying with the privacy regulations, the security regulations and our contractual obligations. We cannot provide assurance regarding how these standards will be interpreted, enforced or applied to our operations. If we are unable to properly protect the privacy and security of health information entrusted to us, we could be subject to substantial penalties, damages and injunctive relief.

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

In order to limit access to and disclosure of our intellectual property and proprietary information, all of our employees and consultants have signed confidentiality and we enter into nondisclosure agreements with third parties. We cannot provide assurance that the steps we have taken to protect our intellectual property rights, however, will deter adequately infringement or misappropriation of those rights. Particularly given the international nature of the Internet, the rate of growth of the Internet and the ease of registering new domain names, we may not be able to detect unauthorized use of our intellectual property or proprietary information, or to take enforcement action.

Employees and Independent Contractors

As of December 31, 2020, we had approximately seventy employees and independent contractors.

We have no collective bargaining agreements with our employees, and believe all independent contractor and employment agreement relationships are satisfactory. We hire independent contractors on an as-needed basis, and we may retain additional employees and consultants during the next twelve months, including additional executive management personnel with substantial experience in development business.

Available Information

Our internet address is www.paysign.com. Information on our website does not constitute part of this Annual Report.

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

Risks Related to Our Business

We may be unable to grow our business in future periods, and if our revenue growth slows, or our revenues decline further, our business and financial conditions could be adversely affected.

Our growth rates may decline in the future. In fiscal 2020, we experienced declines in our revenues. There can be no assurance that we will be able to grow our business in future periods. In the near term, our growth depends in significant part on our ability, among other things, to enter new markets and to continue to attract new clients, and to retain our current clientele. Our growth also depends on our ability to develop and market other prepaid card products that can utilize the Paysign platform.

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

As a result of the COVID-19 pandemic, our business, financial condition, profitability, and cash flows have been, and are likely to continue to be, negatively impacted.

On March 11, 2020, the World Health Organization declared COVID-19 as a pandemic. Federal, state and local authorities in the United States imposed measures intended to reduce the spread of the virus, including restrictions on freedom of movement and business operations such as travel bans, business limitations and closures, quarantines and shelter-in-place orders. These measures had a significant impact on the global economy and financial markets, and adversely affected the demand for our products and services. We experienced plasma donations and dollars added to cards at a slower pace during the second and third quarters of 2020 with a slight recovery in the fourth quarter of 2020. We anticipate that the negative economic impacts of the COVID-19 pandemic will continue for a significant portion of 2021. There is, however, still substantial uncertainty around the remaining duration and breadth of the COVID-19 pandemic and, as a result, the ultimate impact on our business, financial condition and results of operations cannot be reasonably estimated at this time.

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

A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating results.

We, the banks that issue our cards and our third-party service providers receive, transmit and store confidential customer and other information in connection with our products and services. The encryption software and the other technologies we and our partners use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. The banks that issue our cards, our clients and our third-party service providers also may experience similar security breaches involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties' systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.

A data security breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa or MasterCard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at one of the banks that issue our cards or our third-party service providers could result in significant reputational harm to us and cause the use and acceptance of our cards to decline, either of which could have a significant adverse impact on our operating results and future growth prospects.

We may have deficiencies or weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, decrease investor confidence in our Company, and reduce the value of our common stock.

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

Deficiencies or weaknesses in our internal control over financial reporting that are not promptly identified and remediated may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, decrease investor confidence in our Company, and reduce the value of our common stock. Although we believe we have taken appropriate actions to remediate previously reported control deficiencies that we have identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other deficiencies or weaknesses in the future.

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

Although management believes that we have utilized proven systems designed for robust data security and integrity in electronic transactions, our use of these applications may be insufficient to address changing technological or market conditions and the security and privacy concerns of existing and potential customers.

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

If the number of electronic commerce transactions does not continue to grow or if consumers or businesses do not continue as projected to adopt our products and services, it could have a material adverse effect on our business, financial condition and results of operations. Management believes future growth in the electronic commerce market will be driven by the cost, convenience, ease of use and quality of products and services offered to consumers and businesses. In order to reach and thereafter maintain our profitability, consumers and businesses must continue to adopt our products and services.

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

Our ability to provide reliable service to our clients and cardholders depends on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our third-party service providers. Our business involves movement of large sums of money, processing of large numbers of transactions and management of the data necessary to do both. Our success depends upon the efficient and error-free handling of the money. We rely on the ability of our employees, systems and processes and those of the banks that issue our cards, our third-party service providers to process and facilitate these transactions in an efficient, uninterrupted and error-free manner.

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

Our future success depends on our ability to attract, develop, incentivize and retain key personnel.

Our future success depends, to a significant extent, on our ability to attract, develop, incentivize and retain key personnel, namely our management team and experienced sales, marketing and program and technology personnel. We must motivate and retain existing personnel and also attract, source, hire, develop and retain highly-qualified employees. We may experience difficulty fully integrating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and technology personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, incentivize and retain key personnel, our ability to manage and grow our business could be harmed.

Risks Related to Ownership of Our Common Stock

Our stock price is volatile and you may not be able to sell your shares at a price higher than what was paid.

The market for our common stock is highly volatile. In 2020, our stock price fluctuated between $3.63 and $10.98. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors' products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

Our directors, executive officers, and holders of more than 5% of our total shares of common stock outstanding and their respective affiliates, in the aggregate, beneficially own, as of March 23, 2021, approximately 41% of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have 50,447,432 shares of common stock outstanding as of March 23, 2021, assuming no exercise of outstanding options, warrants or unvested restricted stock awards. None of the shares of common stock are subject to any lock-up agreements, and all are eligible for sale, subject to registration under the Securities Act and in some cases to volume and other restrictions imposed by Rule 144. Sales of substantial amounts of our common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

If we are not able to comply with the requirements of Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC and other regulatory authorities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We have an operating lease for office space at 2615 St. Rose Parkway, Henderson, Nevada 89052. The lease will expire in 2030 and allows for two optional extensions of 5 years each. Lease payments are approximately $58,000 per month.

We lease space on a monthly basis for our data centers in Las Vegas, Nevada under co-location agreements. The agreement provides for lease payments of approximately $8,000 per month.

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

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (“Smith” and collectively, the “Complaints” or “Securities Class Action”). Smith was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 12, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021.

The Company has also been named as a nominal defendant in a stockholder derivative action in the U.S. District Court for the District of Nevada: Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark, R. Newcomer, et. al., filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The derivative complaint also alleges insider trading, violations against certain individual defendants. On December 16, 2020, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the anticipated Motion to Dismiss. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the Nasdaq Capital Market under the symbol “PAYS”. The following table summarizes the low and high closing prices for our common stock for each of the calendar quarters of 2020 and 2019.

	2020		2019
	High	Low	High	Low
First Quarter	$10.36	$3.63	$8.29	$3.53
Second Quarter	10.93	3.90	13.37	7.16
Third Quarter	10.98	5.33	17.95	9.47
Fourth Quarter	6.22	3.84	12.19	8.86

There were approximately 273 shareholders of record of the common stock as of December 31, 2020. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2020 or 2019. Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so. There are no restrictions on our ability to pay dividends.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2020, we did not purchase any shares of our common stock.

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

Overview

Paysign, Inc. is a vertically integrated provider of prepaid card products and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, increase patient adherence rates, reduce administration costs, and streamline operations. Public sector organizations can utilize our payment solutions to disburse public benefits or for internal payments. We market our prepaid card solutions under our Paysign brand. As we are a payment processor and prepaid card program manager, we derive our revenue from all stages of the prepaid card lifecycle.

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

We have developed prepaid card programs for corporate incentive and rewards including, but not limited to, consumer rebates and rewards, donor compensation, clinical trials, healthcare reimbursement payments and pharmaceutical payment assistance. We have expanded our product offerings to include additional corporate incentive products and demand deposit accounts accessible with a debit card. In the future, we expect to further expand our product offerings into other prepaid card offerings such as payroll cards, travel cards, and expense reimbursement cards. Our cards are sponsored by our issuing bank partners.

Our revenues include fees generated from cardholder fees, interchange, card program management fees, and settlement income. Revenue from cardholder fees, interchange and card program management fees is recorded when the performance obligation is fulfilled. Settlement income is recorded at the expiration of the card program.

We have two categories for our prepaid cards: (1) corporate and consumer reloadable, and (2) non-reloadable cards.

Reloadable Cards: These types of cards are generally classified as payroll or considered general purpose reloadable (“GPR”) cards. Payroll cards are issued by an employer to an employee in order to allow the employee to access payroll amounts that are deposited into an account linked to their card. GPR cards can also be issued to a consumer at a retail location or mailed to a consumer after completing an on-line application. GPR cards can be reloaded multiple times with a consumer’s payroll, government benefit, a federal or state tax refund, or through cash reload networks located at retail locations. Reloadable cards are generally open-loop cards as described below.

Non-Reloadable Cards: These are generally one-time use cards that are only active until the funds initially loaded to the card are spent. These types of cards are generally used as gift or incentive cards. Normally these types of cards are used for purchase of goods or services at retail locations and cannot be used to receive cash.

Both reloadable and non-reloadable cards may be open-loop, closed-loop, or restricted-loop. Open-loop cards can be used to receive cash at ATM locations by PIN; or purchase goods or services by PIN or signature at retail locations virtually anywhere that the network brand (American Express, Discover, MasterCard, Visa, etc.) is accepted. Closed-loop cards can only be used at a specific merchant. Restricted-loop cards can be used at several merchants, or a defined group of merchants, such as all merchants at a specific shopping mall.

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

We manage all aspects of the prepaid card lifecycle, from managing the card design and approval processes with partners and networks, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management, and replacement. We deploy a fully staffed, in-house customer service department which utilizes bilingual customer service representatives, Interactive Voice Response (“IVR”), and two-way short message service (“SMS”) messaging and text alerts.

Currently, we are focusing our marketing efforts on corporate incentive and expense prepaid card products in various market verticals including but not limited to general corporate expense, healthcare related markets including co-pay assistance, clinical trials and donor compensation, loyalty rewards, and incentive cards.

As part of our continuing platform expansion process, we evaluate current and emerging technologies for applicability to our existing and future technology platform. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Our principal target markets for processing services include prepaid card issuers, retail and private-label issuers, small third-party processors, and small and mid-size financial institutions in the United States and Mexico.

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

In 2021, we plan to continue to invest additional funds in technology improvements, sales and marketing, customer service, and regulatory compliance. From time to time we evaluate raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds.

2020 Year Milestones

•	Grew to approximately 3.5 million cardholders and 360 card programs as of December 31, 2020.
•	Year over year revenue declined 30%.
•	Added 55 Plasma programs, a net of 5 new Pharmaceutical programs, and 1 additional Corporate Incentive program.

Results of Operations

Fiscal Years Ended December 31, 2020 and 2019

The following table summarizes our consolidated financial results:

	Year ended December 31,		Variance
	2020	2019	$	%
Revenues
Plasma industry	$23,401,068	$26,994,929	$(3,593,861)	(13.3%	)
Pharma industry	326,699	7,372,990	(7,046,291)	(95.6%	)
Other	392,667	298,734	93,933	31.4%
Total revenues	24,120,434	34,666,653	(10,546,219)	(30.4%	)
Cost of revenues	14,817,028	15,425,178	(608,150)	(3.9%	)
Gross profit	9,303,406	19,241,475	(9,938,069)	(51.6%	)
Gross margin %	38.6%	55.5%

Operating expenses
Selling, general and administrative	15,091,432	11,656,681	3,434,751	29.5%
Impairment of intangible asset	382,414	–	382,414	N/A
Loss on abandonment of assets	42,898	–	42,898	N/A
Depreciation and amortization	2,124,762	1,483,140	641,622	43.3%
Total operating expenses	17,641,506	13,139,821	4,501,685	34.3%
Income (loss) from operations	$(8,338,100)	$6,101,654	$(14,439,754)	N/A

Net income (loss) attributable to Paysign, Inc.	$(9,141,562)	$7,454,319	$(16,595,881)	N/A
Net margin %	(37.9% )	21.5%

The decrease in total revenues of $10,546,219 for the year ended December 31, 2020 compared to the same period in the prior year consisted of a $3,593,861 reduction in Plasma revenue and a $7,046,291 reduction in Pharma revenue. The decrease in Plasma revenue was primarily due to a decrease in plasma donations and dollars loaded to card, significantly impacted by COVID-19 related donation center closures and mobility restrictions, which also resulted in a reduction in card load fees. The Pharma revenue decrease included a $6,293,203 adjustment for a change in accounting estimate in recognizing settlement income for Pharma programs based on substantially different performance indicators observed, current trends in the industry regarding program management by third parties, and new information available in dollar loads and spending patterns compared to historical experiences. This change resulted in the Company constraining revenue on all Pharma programs in accordance with applicable accounting guidance. Based on the recently observed change in facts and circumstances, the Company utilizes the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. This has resulted in the reversal of all previously recognized settlement income for all current Pharma programs. Pharma programs were also negatively impacted by COVID-19 as new pharmaceutical medicines were delayed and individuals limited their exposure to pharmacies and doctor offices.

Cost of revenues for the year ended December 31, 2020 decreased $608,150 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service, program management, application integration setup, and sales and commission expense. There was a favorable cost variance of $4,692,617 due to the variable cost structure associated with a decrease in transactions, offset by an unfavorable cost variance of $4,084,467 resulting from a decrease in higher margin Pharma revenue and fixed costs primarily resulting from the change in accounting estimate and the revenue recognition for settlement income.

Gross profit for the year ended December 31, 2020 decreased $9,938,069 compared to the prior year resulting from the reduction in revenue described above, and the disproportionate decrease in cost of sales. The decrease in gross margin resulted from the lower revenue conversion rate and an unfavorable cost of revenue rate variance.

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2020 increased $3,434,751 or 29.5% compared to the prior year and consisted primarily of an increase in staffing and compensation of $1,804,000, professional services for legal, accounting, tax, and consultants of $690,000, stock-based compensation of $443,000, technologies and telecom of $494,000, and rent of $409,000 related to a new office lease entered into in June 2020; offset by a decrease in travel and entertainment of $325,000 due to COVID-19 restrictions in 2020.

During the year ended December 31, 2020, we reviewed the carrying value of acquisition costs related to a business license and determined that there was an impairment necessary as the efforts to acquire the license had been suspended. An impairment of intangible asset of $382,414 was recorded.

Depreciation and amortization expense for the year ended December 31, 2020 increased $641,622 compared to the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new technologies and enhancements to our processing platform and infrastructure.

For the year ended December 31, 2020, we recorded a loss from operations of $8,338,100, a decrease of $14,439,754 from the period ending December 31, 2019, related to the aforementioned factors.

Other income for the year ended December 31, 2020 decreased $350,396 related to a decrease in interest income resulting primarily from the reduction in the federal funds rate to near 0% beginning in the first quarter of 2020.

The effective tax rate was (10.8%) and (13.9%) for the years ended December 31, 2020 and 2019. The effective tax rates vary, primarily as a result of the tax benefit related to our stock-based compensation and a valuation allowance and pretax loss in the current year period.

The net income (loss) attributable to Paysign, Inc. for the year ended December 31, 2020 decreased $16,595,881. The overall change in net income (loss) attributable to Paysign, Inc. relates to the aforementioned factors.

Key Metrics, Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our card programs. Our gross dollar volume was $968 million and $882 million for the years ended December 31, 2020 and 2019, respectively. We use this metric to analyze the total amount of money moving into our card programs.

Conversion Rate on Gross Dollar Volume Loaded on Cards – Represents the percent of total gross dollar load volume onto our card programs that is converted into revenue, gross profit and net profit dollars. Our revenue conversion rate for the years ended December 31, 2020 and 2019 were 2.49% or 249 basis points (“bps”), and 3.93% or 393 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rate for the years ended December 31, 2020 and 2019 were 0.96% or 96 bps, and 2.18% or 218 bps, respectively, of gross dollar volume loaded on cards. Our net profit conversion rate for the years ended December 31, 2020 and 2019 were (0.95%) or (95) bps, and 0.84% or 84 bps, respectively, of gross dollar volume loaded on cards. The decline in conversion rates was primarily attributable to a change in accounting estimate for Pharma settlement income.

Management also reviews key performance indicators, such as revenues, gross profits, operational expenses as a percent of revenues, and cardholder participation. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a tool for evaluating our ongoing operations, liquidity, and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment and investment in new card programs. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenues, operating income, net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

“EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude stock-based compensation expense, impairment of intangible asset and loss on abandonment of assets. A reconciliation of net income (loss) attributable to Paysign Inc. to Adjusted EBITDA is provided in the table below.

	Year ended December 31,
	2020	2019
Reconciliation of adjusted EBITDA to net income (loss):
Net income (loss) attributable to Paysign, Inc.	$(9,141,562)	$7,454,319
Income tax provision (benefit)	894,182	(909,976)
Interest income	(90,720)	(441,116)
Depreciation and amortization	2,124,762	1,483,140
EBITDA	(6,213,338)	7,586,367
Impairment of intangible asset	382,414	–
Loss on abandonment of assets	42,898	–
Stock-based compensation	2,971,777	2,528,613
Adjusted EBITDA	$(2,816,249)	$10,114,980

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Net cash provided by operating activities	$13,775,819	$16,712,779
Net cash used in investing activities	(3,344,855)	(3,237,134)
Net cash provided by (used in) financing activities	(72,865)	430,919
Net increase in cash and restricted cash	$10,358,099	$13,906,564

Comparison of Fiscal 2020 and 2019

In fiscal 2020 and 2019, we financed our operations through internally generated funds.

Operating activities provided $13,775,819 of cash in 2020, a decrease of $2,936,960 in cash generated compared to 2019. The decrease is primarily due to the increase in the customer card funding liability offset by the decrease in net income (loss) and deferred income taxes. The increase in the card funding liability is partially related to the change in estimate and reversal of previously recognized settlement income on Pharma programs.

Investing activities used $3,344,855 of cash in 2020, as compared to $3,237,134 of cash in 2019. The increase is primarily attributable to an increase in fixed assets purchased during the current year and ongoing enhancements to our processing platform and infrastructure. The purchase of intangible assets decreased $1.2 million due to the acquisition of customer lists and contracts in 2019.

Financing activities used $72,865 of cash in 2020 as compared to $430,919 of cash provided in 2019. Our cash used in financing activities for 2020 related to cash received from the exercise of stock warrants totaling $172,560 offset by $245,425 for the repurchase of stock for taxes withheld. Our cash provided in financing activities in 2019 consisted of cash received from the exercise of employee stock options totaling $430,919.

Liquidity and Sources of Financing

We believe that our available cash on hand, excluding restricted cash, at December 31, 2020 of $7,829,453, along with anticipated revenues and operating profits anticipated for 2021, will be sufficient to sustain our operations for the next twelve months.

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

Internally Developed Software Costs – Computer software development costs are expensed as incurred, except for internal use software or website development costs that qualify for capitalization as described below, and include compensation and related expenses, costs of hardware and software, and costs incurred in developing features and functionality.

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

The Company generates revenues from Plasma card programs through fees generated from cardholder fees and interchange fees. Revenues from Pharma card programs are generated through card program management fees, interchange fees, and settlement income.

Plasma and Pharma card program revenues include both fixed and variable components. Our cardholder fees represent an obligation to the cardholder based on a per transaction basis and recognized at a point in time when the performance obligation is fulfilled. Card program management fees include an obligation to our card program sponsors and are generally recognized when earned on a monthly basis pursuant to the contract terms which are generally multi-year contracts. Interchange fees are earned when customer-issued cards are processed through card payment networks as the nature of our promise to the customer is that we stand ready to process transactions at the customer’s requests on a daily basis over the contract term. Since the timing and quantity of transactions to be processed by us is not determinable, we view interchange fees to comprise an obligation to stand ready to process as many transactions as the customer requests. Accordingly, the promise to stand ready is accounted for as a single series performance obligation. The company uses the right to invoice practical expedient and recognizes revenue concurrent with the processing of card transactions.

Previously, settlement income from Pharma programs was recognized and recorded, after giving consideration to any revenue constraints, ratably throughout the program lifecycle based on the Company’s estimate of the unspent balances to be remaining on the card at program expiration. During 2020, the Company observed substantially different performance indicators, current trends in the industry regarding program management by third parties, and new information available in dollar loads and spending patterns compared to historical experience. As a result, the Company changed its estimate of breakage for recognizing settlement income for Pharma programs resulting in the Company constraining revenue on all Pharma programs in accordance with applicable accounting guidance. Based on the recently observed change in facts and circumstances, the Company utilizes the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation for refunding any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, it has no contract assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by Article 8 of Regulation S-X are attached hereto as Exhibit A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2020 and 2019, we did not file any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Disclosure Controls and Procedures

We have evaluated, under the supervision of our chief executive officer and chief financial officer and with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020. Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

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

As of December 31, 2020, we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This annual report is not required and does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

We implemented our remediation plan for the previously reported material weaknesses in internal control over financial reporting, described in Part II, Item 9A of our 2019 10-K, which included taking steps to improve the design and methods for testing internal controls, adding resources to carry out such practices, and instituting new procedures for managing system user access and change control. As previously described in Part I, Item 4 of our 10-Q for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020, our remediation was on-going throughout 2020.

The following actions contributed to the remediation efforts:

•	Strengthened the Technology Department, including hiring a new Chief Technology Officer and creating and filling a new Info Security Manager position.
•	Secured technical training on COSO’s Internal Control – Integrated Framework, cybersecurity and regulatory compliance.
•	Hired an accounting firm to independently test the design and operating effectiveness of our internal control over financial reporting.
•	Substantially refined process narratives and created risk control matrices as a basis for the design of our internal control over financial reporting, including IT general controls.
•	Defined and implemented multiple user roles to enhance access controls to our core processing platform.
•	Refined the change control process for system changes, including forming an IT Change Review Board and implementing software monitoring of production system changes.

As of December 31, 2020, management concluded that the remediated controls were operating effectively and the deficiencies that contributed to the material weaknesses had been effectively corrected.

Other than the changes related to our remediation efforts described above, we made no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of the report:

(1)       All financial statements: Audited financial statements of Paysign, Inc. as of December 31, 2020 and 2019, and for the years ended December 31, 2020 and 2019, including balance sheets, statements of income, statements of cash flows, and statements of changes in stockholders’ equity required to be filed hereunder are listed in Exhibit A.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated April 23, 2019 (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Warrant (3)
4.2	Description of Paysign, Inc.’s Securities(4)
10.1	Share Exchange Agreement between 3PEA International, Inc. and WOW Technologies, Inc. (3)
10.2	Form of Restricted Stock Award (5)
10.3	2018 Incentive Compensation Plan (6)
10.4	Form of Incentive Stock Option Agreement (6)
10.5	Form of Non-Qualified Stock Option Agreement (6)
10.6	Form of Restricted Stock Agreement (6)
10.7	Non-Qualified Stock Option Agreement for Dan Henry (7)
14	Code of Ethics (8)
21*	Subsidiaries of Registrant
23.1*	Consent of BDO USA, LLP
23.2*	Consent of Baker Tilly US, LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
31.3*	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
32.3*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on September 9, 2019.
(2)	Incorporated by reference to our Current Report on Form 8-K filed on May 22, 2018.
(3)	Incorporated by reference to our Registration Statement on Form 10 filed on September 16, 2010.
(4)	Incorporated by reference to our Annual Report on Form 10-K filed on April 3, 2020.
(5)	Incorporated by reference to our Form S-8 filed on March 29, 2019 (File Number 333-230634).
(6)	Incorporated by reference to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(7)	Incorporated by reference to our Form S-8 filed on August 22, 2019 (File Number 333-233400).
(8)	Incorporated by reference to our Form 10-K filed on April 4, 2020 (File Number 001-38623)

(c)	Other Financial Statement Schedules: None.

ITEM 16. Form 10-k summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYSIGN, INC.
By:
Dated: March 26, 2021	/s/ Mark Newcomer
Mark R. Newcomer, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2021	/s/ Mark Newcomer
Mark R. Newcomer, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 26, 2021	/s/ Jeff Baker
Jeff Baker, Chief Financial Officer (Principal Financial Officer)

Dated: March 26, 2021	/s/ Mark Attinger
Mark Attinger, Executive Vice President (Principal Accounting Officer)

Dated: March 26, 2021	/s/ Daniel Spence
Daniel H. Spence, Executive Vice President and Director

Dated: March 26, 2021	/s/ Joan Herman
Joan Herman, Executive Vice President and Director

Dated: March 26, 2021	/s/ Dan Henry
Dan Henry, Director and Chairman

Dated: March 26, 2021	/s/ Bruce Mina
Bruce Mina, Director

Dated: March 26, 2021	/s/ Dennis Triplett
Dennis Triplett, Director

Dated: March 26, 2021	/s/ Quinn Williams
Quinn Williams, Director

EXHIBIT A

PAYSIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

WITH AUDIT REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Paysign, Inc.

Las Vegas, NV

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Paysign, Inc. (the “Company”) as of December 31, 2020, the related consolidated statement of operations, stockholders’ equity, and cash flows for the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2020.

Las Vegas, Nevada

March 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Paysign, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paysign, Inc. and its subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly US, LLP (formerly Squar Milner LLP)

We have served as the Company's auditor since 2017.

Los Angeles, California

April 3, 2020

PAYSIGN, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$7,829,453	$9,663,746
Restricted cash	48,100,951	35,908,559
Accounts receivable	654,859	891,936
Prepaid expenses and other current assets	1,375,364	1,413,208
Total current assets	57,960,627	47,877,449

Fixed assets, net	1,849,164	937,185
Intangible assets, net	3,699,033	3,816,232
Operating lease right-of-use asset	4,324,682	–
Deferred tax asset	–	917,480

Total assets	$67,833,506	$53,548,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,162,256	$1,523,604
Operating lease, current portion	320,636	–
Customer card funding	48,100,951	32,723,227
Total current liabilities	50,583,843	34,246,831

Operating lease liability, long term portion	4,013,598	–

Total liabilities	54,597,441	34,246,831
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 50,251,607 and 48,577,712 issued at December 31, 2020 and 2019, respectively	50,252	48,578
Additional paid-in capital	14,388,890	11,577,539
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Retained earnings (accumulated deficit)	(1,053,077)	8,088,485
Total Paysign, Inc. stockholders' equity	13,236,065	19,564,602
Noncontrolling interest	–	(263,087)
Total stockholders' equity	13,236,065	19,301,515

Total liabilities and stockholders' equity	$67,833,506	$53,548,346

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Year ended December 31,
	2020	2019
Revenues
Plasma industry	$23,401,068	$26,994,929
Pharma industry	326,699	7,372,990
Other	392,667	298,734
Total revenues	24,120,434	34,666,653

Cost of revenues	14,817,028	15,425,178

Gross profit	9,303,406	19,241,475

Operating expenses
Selling, general and administrative	15,091,432	11,656,681
Impairment of intangible asset	382,414	–
Loss on abandonment of assets	42,898	–
Depreciation and amortization	2,124,762	1,483,140
Total operating expenses	17,641,506	13,139,821

Income (loss) from operations	(8,338,100)	6,101,654

Other income
Interest income	90,720	441,116

Income (loss) before income tax provision (benefit) and noncontrolling interest	(8,247,380)	6,542,770
Income tax provision (benefit)	894,182	(909,976)

Net income (loss) before noncontrolling interest	(9,141,562)	7,452,746
Net loss attributable to noncontrolling interest	–	1,573

Net income (loss) attributable to Paysign, Inc.	$(9,141,562)	$7,454,319

Net income (loss) per share
Basic	$(0.19)	$0.16
Diluted	$(0.19)	$0.14

Weighted average common shares
Basic	49,272,494	47,436,754
Diluted	49,272,494	54,550,369

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Stockholders' Equity Attributable to Paysign, Inc.
	Common Stock		Additional Paid-in	Treasury Stock	Retained Earnings/ (Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit)	Interest	Equity

Balance, December 31, 2018	46,440,765	$46,441	$8,620,144	$(150,000)	$579,582	$(206,930)	$8,889,237
Exercise of stock options	245,800	246	430,673	–	–	–	430,919
Issuance of stock for previously vested stock-based compensation	1,891,147	1,891	(1,891)	–	–	–	–
Stock-based compensation	–	–	2,528,613	–	–	–	2,528,613
Dissolution and amalgamation of Qfour, Inc. subsidiary	–	–	–	–	54,584	(54,584)	–
Net income (loss)	–	–	–	–	7,454,319	(1,573)	7,452,746
Balance, December 31, 2019	48,577,712	48,578	11,577,539	(150,000)	8,088,485	(263,087)	19,301,515
Exercise of stock options	71,900	72	172,488	–	–	–	172,560
Issuance of stock for previously vested stock-based compensation	1,581,995	1,582	(1,582)	–	–	–	–
Stock-based compensation	–	–	2,971,777	–	–	–	2,971,777
Dissolution of Paysign, Ltd. Subsidiary	–	–	(263,087)	–	–	263,087	–
Repurchase of employee common stock for taxes withheld	–	–	(245,425)	–	–	–	(245,425)
Issuance of stock for acquisition of contract assets	20,000	20	177,180	–	–	–	177,200
Net loss	–	–	–	–	(9,141,562)	–	(9,141,562)
Balance, December 31, 2020	50,251,607	$50,252	$14,388,890	$(150,000)	$(1,053,077)	$–	$13,236,065

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Year ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss) attributable to Paysign, Inc.	$(9,141,562)	$7,454,319
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss in noncontrolling interest	–	(1,573)
Stock-based compensation	2,971,777	2,528,613
Depreciation and amortization	2,124,763	1,483,140
Impairment of intangible asset	382,414	–
Loss on abandonment of assets	42,898	–
Amortization of lease right-of-use asset	418,243	–
Deferred income taxes	917,480	(909,976)
Changes in operating assets and liabilities:
Accounts receivable	237,077	(554,633)
Prepaid expenses and other current assets	(20,544)	(245,471)
Accounts payable and accrued liabilities	741,533	196,107
Operating lease	(275,984)	–
Customer card funding	15,377,724	6,762,253
Net cash provided by operating activities	13,775,819	16,712,779

Cash flows from investing activities:
Purchase of fixed assets	(1,383,311)	(463,714)
Capitalization of internally developed software	(1,880,283)	(1,492,356)
Purchase of intangible assets	(81,261)	(1,281,064)
Net cash used in investing activities	(3,344,855)	(3,237,134)

Cash flows from financing activities:
Proceeds from exercise of stock options	172,560	430,919
Repurchase of employee common stock for taxes withheld	(245,425)	–
Net cash provided by (used in) financing activities	(72,865)	430,919

Net change in cash and restricted cash	10,358,099	13,906,564
Cash and restricted cash, beginning of period	45,572,305	31,665,741

Cash and restricted cash, end of period	$55,930,404	$45,572,305

Cash and restricted cash reconciliation:
Cash	$7,829,453	$9,663,746
Restricted cash	48,100,951	35,908,559
Total cash and restricted cash	$55,930,404	$45,572,305
Supplemental cash flow information:
Non-cash financing activities
Acquisition of right-of-use asset by operating lease	$4,455,271	$–
Issuance of stock for asset acquisition	$177,200	$–
Dissolution of noncontrolling interest	$263,087	$–

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of business AND HISTORY

Paysign, Inc. (the “Company,” “Paysign,” “we” or “our”, formerly known as 3PEA International, Inc.) was incorporated on August 24, 1995 under the name of Antek International, Inc. The Company has undergone several name changes before eventually amending our articles of incorporation and changing our name from 3PEA International, Inc. to Paysign, Inc. on April 23, 2019. Additionally, we changed our trading symbol on the NASDAQ Capital Market to “PAYS.” The Company acquired 3Pea Technologies, Inc., a payment solutions company, in March 2006, which resulted in 3Pea Technologies, Inc. becoming a wholly owned subsidiary. The Company dissolved its Paysign, Ltd. Subsidiary during 2020, eliminating the related non-controlling interest.

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

New stimulus packages signed into law during 2020 have not had a material impact on the Company’s condensed consolidated financial statements.

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

The Paysign brand offers prepaid card solutions or “card products” for corporate incentive and rewards including, but not limited to rebates and rewards, donor compensation, clinical trials, healthcare reimbursement payments and pharmaceutical payment assistance. We have expanded our product offerings to include additional corporate incentive products and demand deposit accounts accessible with a debit card. We plan to further expand our product offerings into other prepaid card products such as payroll cards, travel cards, and expense reimbursement cards. Our cards are sponsored by our issuing bank partners.

Our proprietary Paysign platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform’s flexibility and ease of customization has allowed us to expand our operational capabilities by facilitating our entry into new markets within the payments space. The Paysign platform delivers cost benefits and revenue building opportunities to our partners.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Year end – The Company’s year-end is December 31.

Use of estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at December 31, 2020 and 2019.

Restricted cash – At December 31, 2020 and 2019, restricted cash consist of funds held specifically for our card product programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our consolidated statements of cash flows.

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

Internally Developed Software Costs – Computer software development costs are expensed as incurred, except for internal use software or website development costs that qualify for capitalization as described below, and include compensation and related expenses, costs of hardware and software, and costs incurred in developing features and functionality.

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

Customer card funding – At December 31, 2020, customer card funding represents funds loaded on our prepaid card programs. At December 31, 2019, customer card funding represents funds loaded on our prepaid card programs less settlement income recognized on current programs.

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

Earnings per share– Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per common share is computed using the weighted-average number of outstanding common stock shares during the applicable period. Diluted earnings per common share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period, using the treasury stock method Common stock equivalent shares are excluded from the computation if their effect is antidilutive. (See Note 8).

Income taxes – Our income tax expense is comprised of current and deferred income tax expense. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from the changes in deferred tax assets and liabilities during the periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in our consolidated financial statements. We also recognize deferred tax assets for tax attributes such as net operating loss carryforwards and tax credit carryforwards. We record valuation allowances to reduce deferred tax assets to the amounts we conclude are more likely-than-not to be realized in the foreseeable future. While the Company has considered future taxable income and ongoing prudent and feasible tax strategies in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the Company may be required to adjust its valuation allowance.

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

The Company generates revenues from Plasma card programs through fees generated from cardholder fees and interchange fees. Revenues from Pharma card programs are generated through card program management fees, interchange fees, and settlement income.

Plasma and Pharma card program revenues include both fixed and variable components. Our cardholder fees represent an obligation to the cardholder based on a per transaction basis and recognized at a point in time when the performance obligation is fulfilled. Card program management fees include an obligation to our card program sponsors and are generally recognized when earned on a monthly basis pursuant to the contract terms which are generally multi-year contracts. Interchange fees are earned when customer-issued cards are processed through card payment networks as the nature of our promise to the customer is that we stand ready to process transactions at the customer’s requests on a daily basis over the contract term. Since the timing and quantity of transactions to be processed by us is not determinable, we view interchange fees to comprise an obligation to stand ready to process as many transactions as the customer requests. Accordingly, the promise to stand ready is accounted for as a single series performance obligation. The company uses the right to invoice practical expedient and recognizes revenue concurrent with the processing of card transactions.

Previously, settlement income from Pharma programs was recognized and recorded, after giving consideration to any revenue constraints, ratably throughout the program lifecycle based on the Company’s estimate of the unspent balances to be remaining on the card at program expiration. During 2020, the Company observed substantially different performance indicators, current trends in the industry regarding program management by third parties, and new information available in dollar loads and spending patterns compared to historical experience. As a result, the Company changed its estimate of breakage for recognizing settlement income for Pharma programs resulting in the Company constraining revenue on all Pharma programs in accordance with applicable accounting guidance. Based on the recently observed change in facts and circumstances, the Company utilizes the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation for refunding any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, it has no contract assets.

Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service, program management, application integration setup, and sales and commission expense.

Operating leases – The Company determines if a contract is or contains a leasing element at contract inception or the date in which a modification of an existing contract occurs. In order for a contract to be considered a lease, the contract must transfer the right to control the use of an identified asset for a period of time in exchange for consideration. Control is determined to have occurred if the lessee has the right to (i) obtain substantially all of the economic benefits from the use of the identified asset throughout the period of use and (ii) direct the use of the identified asset.

In determining the present value of lease payments at lease commencement date, the Company utilizes its incremental borrowing rate based on the information available, unless the rate implicit in the lease is readily determinable. The liability for operating leases is based on the present value of future lease payments. Operating lease expenses are recorded as rent expense, which is included within selling, general and administrative expenses, within the consolidated statements of operations and presented as operating cash outflows within the consolidated statements of cash flows.

Stock-based compensation – The Company recognizes compensation expense for all restricted stock awards and stock options. The fair value of restricted stock awards is measured using the grant date trading price of our stock. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility and the risk-free interest rate.

Advertising costs – Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended December 31, 2020 and 2019, the Company expensed $99,312 and $165,940, respectively, included in Selling, general and administrative expense.

New accounting pronouncements – In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU No. 2018-13 provide clarification and modify the disclosure requirements on fair value measurement in Topic 820, Fair Value Measurement. The amendments in this ASU No. 2018-13 are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We adopted this new standard on January 1, 2020, and there was no material impact to our financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard allows for the adoption on a prospective basis. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its consolidated financial statements.

3.     FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2020	December 31, 2019
Equipment	$1,888,640	$2,026,549
Software	200,282	180,223
Furniture and fixtures	752,212	149,684
Website costs	67,816	34,971
Leasehold improvements	203,488	52,894
	3,112,438	2,444,321
Less: accumulated depreciation	1,263,274	1,507,136
Fixed assets, net	$1,849,164	$937,185

Depreciation expense for the year ended December 31, 2020 and 2019 was $428,434 and $410,019, respectively. During the year ended December 31, 2020, the Company relocated its corporate headquarters and recognized a $42,898 loss on abandonment of assets primarily related to leasehold improvements.

4.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2020	December 31, 2019
Patents and trademarks	$38,186	$39,053
Platform	7,478,419	5,598,136
Customer lists and contracts	1,177,200	1,177,200
Kiosk development	–	64,802
Licenses	234,282	534,569
	8,928,087	7,413,760
Less: accumulated amortization	5,229,054	3,597,528
Intangible assets, net	$3,699,033	$3,816,232

Intangible assets are amortized over their useful lives ranging from periods of 3 to 5 years. Amortization expense for the year ended December 31, 2020 and 2019 was $1,696,329 and $1,073,121, respectively. During 2020, the Company reviewed the carrying value of acquisition costs related to a business license and determined that there was an impairment necessary due to the fact that the efforts to acquire the license had been suspended. As the impairment was deemed other than temporary, an impairment of $382,414 was recorded during the third quarter of 2020. During the year ended December 31, 2019, we acquired customer lists and contracts from a third party totaling $1,177,200, which is being amortized over a period of 3 to 5 years.

Estimated future amortization expense is as follows:

2021	$1,637,130
2022	1,170,935
2023	583,438
2024	224,192
2025	8,986
Thereafter	74,352
Total amortization expense	$3,699,033

5.     LEASE

The Company entered into an operating lease for an office space which became effective in June 2020 when the construction was complete and we were given access to occupy the space. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of December 31, 2020, the remaining lease term was 10 years and the discount rate was 6%. The lease for our previous office space was accounted for as a short-term lease.

Operating lease cost included in selling, general and administrative expenses was $489,104 for the year ended December 31, 2020. Short-term lease cost included in selling, general and administrative expense was $94,906 and $223,847 for the year ended December 31, 2020 and 2019, respectively.

The following is the lease maturity analysis of our operating lease as of December 31, 2020:

Twelve months ending December 31,

2021	$571,968
2022	571,968
2023	571,968
2024	571,968
2025	612,006
Thereafter	2,829,335
Total lease payments	5,729,213
Less: Imputed interest	1,394,979
Present value of future lease payments	4,334,234
Less: current portion of lease liability	(320,636)
Long-term portion of lease liability	$4,013,598

6.     CUSTOMER CARD FUNDING LIABILITY

The Company issues prepaid cards with various provisions for cardholder fees or expiration. Revenue generated from cardholder fees and interchange fees are recognized when the Company's performance obligation is fulfilled. Unspent balances left on Pharma cards are recognized as settlement income at the expiration of the cards and the program (Note 2). Contract liabilities related to prepaid cards represent funds on card and client funds held to be loaded to card before the amounts are ultimately spent by the cardholders or recognized as revenue by the Company. Contract liabilities related to prepaid cards are reported as Customer card funding liability on the consolidated balance sheet.

The opening and closing balances of the Company's contract liabilities are as follows:

	Year Ended December 31,
	2020	2019
Beginning balance	$32,723,227	$25,960,974
Increase (decrease), net	15,377,724	6,762,253
Ending balance	$48,100,951	$32,723,227

The amount of revenue recognized during the years ended December 31, 2020 and 2019 that was included in the opening contract liability for prepaid cards was $844,514 and $818,889, respectively.

7.      COMMON STOCK

At December 31, 2020, the Company’s authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had issued 50,251,607 shares of common stock, and no shares of preferred stock outstanding.

In 2019, the Company’s shareholders approved the 3Pea International, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”), which was approved by the board of directors on July 18, 2018. The Plan permits the Company to issue awards or options to the officers, directors, employees, consultants and other persons who provide services to our company or any related entity. Pursuant to the 2018 Plan, 5,000,000 shares of the Company’s common stock are reserved for issuance. Any awards or options that are not settled in shares of common stock are not counted against the limit. Stock options granted under the 2018 Plan generally vest over four or five years and expire in ten years. Stock awards granted under the 2018 Plan generally vest over four of five years. In general, if an employee is terminated, any unvested options or awards as of the date of termination will be forfeited. As of December 31, 2020, there were 3,478,533 shares available for future grants under the 2018 Plan.

The Company issues new shares of common stock upon exercise of stock options or vesting stock awards.

Stock-based compensation expense for the years ended December 31, 2020 and 2019 was $2,971,777 and $2,528,613, respectively, and is included in selling, general and administrative expense. As of December 31, 2020, the Company’s unrecognized stock-based compensation expense related to stock options and stock awards was $2,722,518 and $5,117,179, respectively, which are expected to be recognized over a weighted-average period of 2.60 year for stock options and 3.45 years for stock awards.

2020 Transactions: During the year ended December 31, 2020, the Company issued shares of common stock as follows:

•	71,900 shares of common stock were issued related to the exercise of vested stock options and received cash proceeds totaling $172,560.

•	1,581,995 shares of common stock were issued for vested stock awards to employees.
•	20,000 shares of common stock were issued for an asset acquisition.

2019 Transactions: During the year ended December 31, 2019, the Company issued shares of common stock as follows:

•	245,800 shares of common stock were issued related to the exercise of vested stock options and received cash proceeds totaling $430,919.

•	1,891,147 shares of common stock were issued for vested stock awards to employees.

Stock Options

A summary of stock options activity for the years ended December 31, 2020 and 2019 is presented as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2018	2,707,327	$2.00
Granted	–	–
Exercised	(245,800)	1.75
Forfeited/expired	(57,727)	2.40
Outstanding at December 31, 2019	2,403,800	$2.01	8.45	$19,565,450
Granted	500,000	3.87
Exercised	(71,900)	2.40
Forfeited/expired	(144,200)	2.91
Outstanding at December 31, 2020	2,687,700	$2.30	7.74	$6,294,948
Exercisable at December 31, 2020	896,100	$1.91	7.42	$2,445,264

A summary of unvested options activity for the years ended December 31, 2020 and 2019 was as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2018	2,707,327	$2.00
Granted	–	–
Forfeited/expired	(57,727)	2.40
Vested	(610,200)	1.91
Unvested at December 31, 2019	2,039,400	$2.01
Granted	500,000	3.87
Forfeited/expired	(144,200)	2.91
Vested	(603,600)	1.91
Unvested at December 31, 2020	1,791,600	$2.49

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Weighted average grant date fair value of options granted	$2.86	$–
Intrinsic value of options exercised	$370,764	$2,605,923

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee stock options, which requires the consideration of historical employee exercise behavior, the volatility of the Company’s stock price, the weighted-average risk-free interest rate and the weighted-average expected life of the options. Forfeitures are included when they are incurred. Any changes in these assumptions may materially affect the estimated fair value of the share-based award. The weighted-average assumptions used in the Black-Scholes option-pricing model for the year ended December 31, 2020 was a risk-free interest rate of 0.38% consistent with the expected term of the options, expected volatility of 100% based on the historical actual volatility of the Company’s stock, dividend yield of -0- as the Company has no history of paying dividends and the weighted-average expected life of 5 years.

Stock Awards

A summary of stock awards activity for the years ended December 31, 2020 and 2019 was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2018	5,795,000	$0.94
Granted	576,147	9.50
Forfeited	(170,000)	4.47
Vested	(1,801,147)	0.68
Outstanding at December 31, 2019	4,400,000	$2.06
Granted	254,747	7.80
Forfeited	(792,500)	4.61
Vested	(1,629,558)	0.89
Outstanding at December 31, 2020	2,232,689	$2.70

8.      BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income (loss) per common share for the years ended December 31, 2020 and 2019:

	2020	2019
Numerator:
Net income (loss) attributable to Paysign, Inc.	$(9,141,562)	$7,454,319
Denominator:
Weighted average common shares:
Denominator for basic calculation	49,272,494	47,436,754
Weighted average effects of potentially diluted common stock:
Stock options (calculated under treasury method)	–	2,079,669
Unvested restricted stock awards	–	5,033,946
Denominator for fully diluted calculation	49,272,494	54,550,369
Net income (loss) per common share:
Basic	$(0.19)	$0.16
Fully diluted	$(0.19)	$0.14

Due to the net loss for the year ended December 31, 2020, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for the period. The amount of potential common share equivalents excluded were 2,687,700 stock options and 2,232,689 unvested restricted stock awards for the year ended December 31, 2020.

9.      COMMITMENTS AND CONTINGENCIES

Data Center Lease – The Company leases space on a monthly basis for its data centers in Nevada under a co-location agreement. The agreement provides for lease payments of approximately $8,000 per month.

Pending of threatened litigation –From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (“Smith” and collectively, the “Complaints” or “Securities Class Action”). Smith was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 12, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

The Company has also been named as a nominal defendant in a stockholder derivative action in the U.S. District Court for the District of Nevada: Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark, R. Newcomer, et. al., filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The derivative complaint also alleges insider trading, violations against certain individual defendants. On December 16, 2020, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the anticipated Motion to Dismiss. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

10.      RELATED PARTY

A member of our Board of Directors is also a partner in a law firm that the Company paid approximately $609,459 and $42,000 during the years ended December 31, 2020 and 2019.

11.     INCOME TAXES

The income tax provision (benefit) on the statements of operations was comprised of the following for the years ended December 31:

	2020	2019
Current income taxes	$(23,298)	$–
Deferred income tax provision (benefit)	917,480	(909,976)
Income tax provision (benefit)	$894,182	$(909,976)

Deferred tax assets are comprised of the following at December 31:

	2020	2019
Deferred tax assets:
Net operating loss carryforward	$4,261,552	$837,327
Operating lease obligation	1,016,847	–
Stock-based compensation	650,737	497,760
Tax credits	491,261	175,859
Capital loss carryforward and other	270,551	5,825
	6,690,948	1,516,771
Deferred tax liabilities:
Amortization of intangibles assets	(548,149)	(430,885)
Depreciation of fixed assets	(435,218)	(168,406)
Right-of-use assets	(1,014,606)	–
	(1,997,973)	(599,291)
Less valuation allowance	(4,692,975)	–
Deferred tax asset, net	$–	917,480

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2020, management determined that its more-likely-than-not that the Company’s net deferred tax assets would not be realized in the near future and placed a full valuation allowance on the deferred tax assets. At December 31, 2020 and 2019, net operating loss carryforwards were $18,164,542 and $3,987,271, respectively. $882,542 of the net operating loss carryforwards will expire from 2034 through 2037. At December 31, 2020 state net operating loss carryforwards range from $0 to $4,518,949 which expire from 2034 to 2040. During the year ended December 31, 2020, none of the net operating loss carryforward was utilized.

For the years ended December 31, 2020 and 2019, the reconciliation of the federal statutory tax rate to the benefit rate for income taxes is as follows:

	2020	2019
Statutory federal tax rate	21.0%	21.0%
Permanent differences – stock-based compensation	14.9	(33.9)
Permanent differences – R&D tax credit	1.3	(0.9)
Return-to-provision adjustments	2.8	–
Change in valuation allowance	(56.9)	–
Change in carryovers and tax attributes	6.1	(0.1)
Effective tax rate	(10.8)%	(13.9)%

12.     CHANGE IN ACCOUNTING ESTIMATE

The Company generates settlement income from breakage on Pharma industry programs which was previously recognized and recorded ratably throughout the account and program lifecycle based on expected dollar loads, spending patterns and historical experience. The Company accumulated data trends on over 100 Pharma programs over the last 10 years and has historically realized settlement income from breakage at an average rate of approximately 23.5%, calculated as unspent balances as a percentage of dollars loaded to card. The most recent completed programs in the prior year performed consistent with our historical breakage estimates. During the third quarter of 2020, the Company changed its estimate of breakage for recognizing settlement income for Pharma programs based on substantially different performance indicators observed, current trends in the industry regarding program management by third parties, and new information available in dollar loads and spending patterns compared to historical experience. Given these triggering events based on the new information observed, this change in accounting estimate resulted in the Company constraining revenue on all Pharma programs in accordance with ASC 606 by changing the estimate of breakage to the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. This has resulted in the reversal of all previously recognized settlement income for all current Pharma programs. The adjustment was a $6,293,203 reduction in Pharma revenue and an increase in net loss after the impact of income taxes of $4,971,630 or $(0.10) per basic and diluted share for the year ended December 31, 2020.

13.       SUBSEQUENT EVENTS

In 2021, we issued to employees a total of 466,689 shares of common stock for vested stock awards and 32,586 shares for exercised options.

On February 24, 2021 the Company announced that Mr. Mark K. Attinger resigned from his position as Chief Financial Officer of the Company, effective February 19, 2021, and that the Board had appointed Jeffery Baker to succeed Mr. Attinger as Chief Financial Officer, effective February 22, 2021. Per the terms of Mr. Attinger’s severance agreement, the Company will continue to pay his salary and benefits through September 30, 2021 and his stock options and stock awards will continue to vest through March 2021 and October 2021, respectively.

