Form 10-K/A
period 2020-12-31
Paysign, Inc.
filed 2021-04-30
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K /A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, a “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $297,880,651 based upon a market price of $9.71 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 50,726,932 as of April 21, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 originally filed on March 26, 2021 (the “Original Filing”) by Paysign, Inc. (“Paysign,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2020.

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

i

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Directors

Name	Age	Position	Director Since
Mark R. Newcomer	55	Chief Executive Officer, Vice-Chairman and Director	March 2006
Daniel H. Spence	57	Executive Vice President, Director	March 2006
Joan M. Herman	64	Executive Vice President, Director	November 2018
Dan R. Henry	55	Chairman and Director	May 2018
Bruce Mina	74	Director	March 2018
Quinn Williams	71	Director	April 2018
Dennis Triplett	74	Director	May 2018

Mark R. Newcomer, Chief Executive Officer, Vice-Chairman and Director. Mr. Newcomer serves as our Chief Executive Officer and has served in this capacity and as a director since March 2006. From February of 2001 to present, Mr. Newcomer continues to serve as CEO of 3PEA Technologies, Inc., a payment solutions company he co-founded in 2001 with Mr. Spence. Mr. Newcomer continues to be a driving force in guiding the company's growth through technology investments, acquisitions, new product lines, and strategic partnerships. Mr. Newcomer attended Cal-Poly San Luis Obispo where he majored in Bio-Science. We believe Mr. Newcomer should serve as our Vice-Chairman based on the perspective and experience he brings to our board of directors as our founder and Chief Executive Officer, which adds historical knowledge, operational expertise and continuity to our board of directors.

Daniel H. Spence, Executive Vice President and Director. Mr. Spence serves as an Executive Vice President and has served as a director since March 2006. Mr. Spence served as the Company’s Chief Technology Officer until 2020 and is responsible for the design and architecture of the Paysign® payments platform. Prior to founding 3PEA Technologies, Inc. with co-founder Mr. Newcomer, Mr. Spence designed and developed secure middleware for Internet financial processing systems in various contract positions. Mr. Spence was Systems Manager from 1995 to 1997, and then Director of Technology Planning from 1997 to 1999 at The Associated Press, the world’s largest news gathering organization with over 4000 employees in 227 countries. From 1984-1994, Mr. Spence was with Coca-Cola in Australia implementing financial and line of business systems for Coca-Cola operations worldwide. In 2007-2008, he was Project Manager for the implementation of Medicare Easyclaim for ANZ Bank in Australia. Easyclaim allows patients and medical practitioners to lodge Medicare claims using the existing EFTPOS infrastructure. In 2010-2011 he was Business Analyst on the EFT and Banking Stream that was responsible for the upgrade of POS Terminals to EMV capability for Australia Post. Previously for 3PEA, he designed and developed EFTPOS terminals and secure key injection systems, and the software tools (API/SDK) for the EFTPOS terminal integration by third party developers. He has certified several financial interchanges in the ISO8583 and AS2805 standards to various EFT networks in the United States and Australia. He has over 25 years’ experience deploying large-scale technology solutions for major international corporations. We believe that Mr. Spence should serve as a director based on his experience in internet financial processing systems and as a founder of our company.

Joan M. Herman, Executive Vice President and Director. Ms. Herman serves as an Executive Vice President since September 2017 and director since November 2018. Ms. Herman‘s experience in payments spans more than 30 years, holding various management positions in operations, product development, and sales and marketing on both the issuing and acquiring sides of the card business. Ms. Herman’s previous employers and directorships include Sunrise Bank from June 2012 to August 2017, UMB Bank from 2010 to 2012 and Heartland Bank from 2006 to 2010, and served as a Director at Heartland Payment Systems from 1997 to 2006. Ms. Herman is a member of the Board of Directors of the National Branded Prepaid Card Association and serves as its Treasurer. Ms. Herman earned her B.A. and M.A. in business and marketing from Webster University, St. Louis, Missouri.

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

Dennis Triplett, Director. Mr. Triplett has served as a director since May 2018. Mr. Triplett served as Chief Executive Officer (March 2004 to April 2015) and Chairman (April 2015 to March 2017) of Healthcare Services at UMB Bank, N.A. a leading provider of healthcare payment solutions including health savings accounts (“HSAs”), healthcare spending accounts and payments technology. Mr. Triplett founded this division that is now the fifth largest HSA custodian in the nation with $2.6 billion in assets and accounts exceeding 1.25 million.  Mr. Triplett developed the Bank’s Medical Savings Account product in the late 90’s and grew that into a multipurpose card product supporting a variety of spending accounts including HSAs, flexible spending accounts, and health reimbursement accounts. Mr. Triplett has over 35 years of experience in the banking industry including serving as the President and Chief Executive Officer of two banks in the Midwest and has extensive credit and debit card experience.  Mr. Triplett is a graduate of several banking schools and holds an MBA degree from the University of Missouri. Mr. Triplett industry leadership has included Chairing the Employers Council on Flexible Compensation from 2007 to 2014; a founding Board Member of the American Bankers Association’s HSA Council; Chairing American Health Insurance Plan’s HSA Leadership Council from 2009 to 2013. Civically, Mr. Triplett serves on the Board of the Greater Kansas City Crime Commission since 2011, Chairperson for Community for Coaches since 2016 and member of UMB Healthcare Services Strategic Advisory Council since 2016.

Executive Officers

The following table sets forth information regarding our executive officers as of April 21, 2021.

Name	Age	Title
Mark R. Newcomer	55	Chief Executive Officer
Robert P. Strobo	42	General Counsel, Chief Legal Officer, and Secretary
Daniel H. Spence	57	Executive Vice President and Director
Jeff Baker	50	Chief Financial Officer and Treasurer
Matt Lanford	54	Chief Operating Officer and President

The biographies of Messrs. Newcomer and Spence are included above under the section titled “Directors”

Jeff Baker, Chief Financial Officer and Treasurer. Mr. Baker serves as our Chief Financial Officer and Treasurer since February 2021. Prior to joining Paysign, Inc. Mr. Baker served as an executive vice president of mergers and acquisitions at InComm Payments from 2011 to 2021 and chief development and strategy officer at Global Payments Inc. from 2003 to 2011. During his career Mr. Baker has also held various senior equity analyst positions at firms covering the financial technologies and services, business-to-business (B2B), personal computer and enterprise storage industries, including U.S. Bancorp Piper Jaffray, W.R. Hambrecht & Co., SunTrust Equitable Securities, and Principal Financial Securities. Mr. Baker also serves as a Georgia regional director of Birmingham, Alabama-based ServisFirst Bank. Mr. Baker is a graduate of Texas Christian University in Ft. Worth, Texas, where he graduated cum laude with a Bachelor of Business Administration in Finance.

Matt Lanford, Chief Operating Officer and President. Mr. Lanford serves as our Chief Operating Officer and President since February 2021. Mr. Lanford served as the Company’s Chief Product Officer from 2019 to 2021. Prior to joining Paysign, Inc., Mr. Lanford served as senior vice president and general manager of the financial services division of InComm Payments from 2016 to 2019, where he was responsible for the company’s consumer-facing Vanilla™ suite of products. Prior to his tenure at InComm, Mr. Lanford was with Mastercard from 2006 to 2016, where he was a vice president with the global prepaid product and solutions group and the prepaid product lead for Europe, based in London. Mr. Lanford had regional responsibility for innovation, product development, go-to-market strategy and commercialization of the Mastercard prepaid portfolio of products, in addition to senior leadership roles in product management and investor relations. Mr. Lanford was twice awarded the prestigious top spot in Europe’s Prepaid Power 10. Mr. Lanford earned his Bachelor of Science in Computer Science from the University of Arkansas at Little Rock.

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

There are no family relationships among any of our directors and executive officers.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers, and persons who own more than 10% of a registered class of our securities to file with the SEC initial reports of ownership and reports of changes in ownership. Directors, executive officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms that we received during the year ended December 31, 2020, and written representations that no other reports were required, we believe that each person who at any time during such year was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during the year ended December 31, 2020, except that (i) the Form 4 filed by Mark Attinger on November 3, 2020 was late; (ii) the Form 4s filed by Joan Herman on October 29, 2020 and November 3, 2020 were late; (iii) the Form 4 filed by Robert Strobo on November 3, 2020 was late; (iv) the Form 4 filed by Dennis Triplett on May 7, 2020 was late; (v) the Form 4 filed by Mark Newcomer on April 3, 2020 was late; and (vi) the Form 4s filed by Daniel Spence on April 20, 2020 and October 29, 2020 were late.

Code of Ethics

We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.paysign.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

Corporate Governance

Board Leadership Structure

Dan R. Henry serves as our Chairman of the Board, and Mark Newcomer serves as our Chief Executive Officer (“CEO”). Our Board has decided to maintain separate Chairman and CEO roles to allow our CEO to focus on the development and execution of our business strategy and leading the Company, while allowing the Chairman to lead the Board in its fundamental role of providing advice to, and independent oversight of, management. The Board recognizes the time, effort and energy that the CEO is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman. While our Bylaws and Corporate Governance Guidelines do not require that our Chairman and CEO positions be separate, the Board believes that having separate positions and having an independent director serve as Chairman is the appropriate leadership structure for us at this time.

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

Meetings of the Board

During 2020, there were five meetings of the Board. Each of the directors attended at least 75% of the aggregate number of meetings of the Board of Directors and the committees of the Board of Directors on which he or she served during the year ended December 31, 2020 (in each case, which were held during the period for which he or she was a director and/or a member of the applicable committee). In addition to participation at Board meetings, our directors discharge their responsibilities throughout the year through personal meetings and other communications, including considerable personal and telephone contact with the chairman and chief executive officer and others regarding matters of interest and concern to us.

We do not have a formal policy requiring members of the Board to attend the annual meeting of stockholders, although all directors are strongly encouraged to attend. All of our board members, excluding Daniel Spence, attended our 2020 annual meeting of stockholders.

Executive Sessions of Non-Management Directors

Pursuant to our corporate governance principles or as required by the Nasdaq Stock Market rules, non-management directors of the Board meet from time to time without the presence of management. The Chairman generally chairs these sessions.

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

_______________________

* Chairman of the Board

“C” Denotes member and chair of committee

“X” Denotes member

Audit Committee Functions

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(a) of the Exchange Act.  The Audit Committee met four times in 2020. The members of the Audit Committee are Bruce Mina (chair), Dennis Triplett and Dan Henry. The Board has determined that each member of the Audit Committee is independent in accordance with SEC rules applicable to audit committee members. The Audit Committee is responsible for oversight of the quality and integrity of the accounting, auditing and reporting practices of Paysign. More specifically, it assists the Board of Directors in fulfilling its oversight responsibilities relating to (i) the quality and integrity of our financial statements, reports and related information provided to stockholders, regulators and others, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent registered public accounting firm, (iv) the internal control over financial reporting that management and the Board have established, and (v) the audit, accounting and financial reporting processes generally. The Committee is also responsible for review and approval of related-party transactions. The Board has determined that Mr. Mina is an “audit committee financial expert” as defined by SEC rules. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, accounting or other advisors as it deems necessary to carry out its duties.

Compensation Committee Functions

The Compensation Committee met four times in 2020. Dan R. Henry (chair), Dennis Triplett, Quinn Williams and Bruce Mina are the members of the Compensation Committee. The Board has determined that each member of the Compensation Committee is independent in accordance with SEC rules applicable to compensation committee members. The Committee is responsible for reviewing and recommending compensation policies and programs, management and corporate goals, as well as salary and benefit levels for our executive officers and other significant employees. Its responsibilities include supervision and oversight of the administration of our incentive compensation and stock programs. As such, the Committee is responsible for administration of grants and awards to directors, officers, employees, consultants and advisors under the Paysign 2018 Incentive Compensation Plan. The Compensation Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, compensation consultant, or other advisors as it deems necessary to carry out its duties.

Nominating & Corporate Governance Committee Functions

The Nominating and Corporate Governance Committee met three times in 2020. Dan R. Henry and Quinn Williams (chair) are the members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become members of the Board, recommending to the Board, candidates for election or re-election as directors, and reviewing our governance policies in light of the corporate governance rules of the SEC. Under its charter, the Committee is required to establish and recommend criteria for service as a director, including matters relating to professional skills and experience, board composition, potential conflicts of interest and manner of consideration of individuals proposed by management or stockholders for nomination. The Committee believes candidates for the Board should have the ability to exercise objectivity and independence in making informed business decisions; extensive knowledge, experience and judgment; the highest integrity; loyalty to the interests of Paysign and its stockholders; a willingness to devote the extensive time necessary to fulfill a director’s duties; the ability to contribute to the diversity of perspectives present in board deliberations, and an appreciation of the role of the corporation in society. The Committee will consider candidates meeting these criteria who are suggested by directors, management, stockholders and other advisers hired to identify and evaluate qualified candidates. This committee also monitors the ethical behavior of our employees, officers and directors.

Communication with the Board

The Board and management encourage communication from our stockholders. Stockholders who wish to communicate with our management or directors should direct their communication to the Corporate Secretary of the Company, 2615 St. Rose Parkway, Henderson, Nevada 89052. The Secretary will forward communications intended for the Board to the Chairman of the Board, currently Mr. Henry, or, if intended for an individual director, to that director. If multiple communications are received on a similar topic, the Secretary may, in his discretion, forward only representative correspondence. Any communications that are abusive, in bad taste or present safety or security concerns may be handled differently.

Director Nomination Process

The Nominating and Corporate Governance, or Nominating Committee, is responsible for, among other things, selection of candidates for the annual slate of directors.

When identifying and evaluating candidates, the Nominating Committee first determines whether there are any evolving needs of the Board that require an expert in a particular field. The Nominating Committee may retain a third-party search firm to assist it in locating qualified candidates that meet the needs of the Board at that time. The search firm would provide information on a number of candidates, which the Nominating Committee discusses. The Nominating Committee chair and some or all of the members of the Nominating Committee, and the Chief Executive Officer, will interview potential candidates that the Nominating Committee deems appropriate. If the Nominating Committee determines that a potential candidate meets the needs of the Board, has the qualifications, and meets the independence standards required by NASDAQ rules, it will recommend the nomination of the candidate to the Board. It is the Nominating Committee’s policy to consider director candidates recommended by stockholders, if such recommendations are properly submitted to the Company. Stockholders wishing to recommend persons for consideration by the Nominating Committee as nominees for election to the Board can do so by writing to the Corporate Secretary of Paysign, Inc., at 2615 St. Rose Parkway, Henderson, Nevada 89052. Recommendations must include the proposed nominee’s name, biographical data and qualifications, as well as a written statement from the proposed nominee consenting to be named and, if nominated and elected, to serve as a director. Recommendations must also follow the Company’s procedures for nomination of directors by stockholders (see the information under the subheadings “Nominating and Corporate Governance Committee” and “Criteria and Diversity”). The Nominating Committee will consider the candidate and the candidate’s qualifications in the same manner in which it evaluates nominees identified by the Nominating Committee. The Nominating Committee may contact the stockholder making the nomination to discuss the qualifications of the candidate and the stockholder’s reasons for making the nomination. The Nominating Committee may then interview the candidate if it deems the candidate to be appropriate. The Nominating Committee may use the services of a third-party search firm to provide additional information about the candidate prior to making a recommendation to the Board.

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

Report of the Audit Committee

The Audit Committee is responsible for providing independent, objective oversight of Paysign’s accounting functions and internal control over financial reporting. The Audit Committee has reviewed and discussed audited financial statements for Paysign with management. The Audit Committee also has discussed with BDO USA, LLP (“BDO”) the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC, which includes, among other items, matters related to the conduct of the annual audit of our Company’s financial statements. The Audit Committee has also received and reviewed the written disclosures and the letter from BDO, as required by applicable requirements of the Public Company Accounting Oversight Board, regarding the communications by BDO with the Audit Committee concerning independence, and has discussed with BDO its independence from Paysign.

Based upon the review and discussions referred to above, the Audit Committee recommended to our Board of Directors that the audited financial statements of Paysign for the 2020 fiscal year be included in the Annual Report filed on Form 10-K for the year ended December 31, 2020.

By the Audit Committee of the Board of Directors of Paysign, Inc.

Bruce Mina, Chair

Dan Henry

Dennis Triplett

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

Our named executive officers (“NEOs”), consist of our principal executive officer during the last completed fiscal year and our two most highly compensated executive officers as of December 31, 2020:

•	Mark R. Newcomer, Chief Executive Officer;

•	Daniel H. Spence, Chief Technology Officer;

•	Mark K. Attinger, Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $(1)	Stock Awards $ (2)(3)	All Other Compensation $ (4)	Total $
Mark R. Newcomer, President & CEO	2020	$950,000	$–	$63,036	$24,000	$1,037,036
	2019	$883,333	$53,600	$63,036	$32,000	$1,031,969

Daniel H. Spence, CTO	2020	$600,000	$–	$63,036	$–	$663,036
	2019	$600,000	$–	$63,036	$–	$663,036

Mark K. Attinger, CFO	2020	$360,385	$45,000	$368,478	$16,215	$790,078
	2019	$323,731	$–	$312,157	$11,200	$647,088

(1)	Represents discretionary bonuses determined by the Board of Directors and not based on the fulfillment of any formula, criteria, or fulfillment of any performance target, goal or condition.

(2)	In November 2016, the Company granted Mark R. Newcomer and Daniel H. Spence 2,000,000 and 2,000,000 shares of restricted common stock, respectively, which had a total value of $315,180 and $315,180, respectively, based upon a value of $0.15759 per share. The value per share was based on the market value on the date of grant, less a 15% discount due to the shares being restricted and lacking market liquidity. The stock grants vest in equal amounts over a period of five years as of the end of each calendar quarter to the extent the officer is still employed by us at the time. For Mr. Newcomer a total of 1,600,000 shares were vested and issued as of December 31, 2020. For Mr. Spence, a total of 1,500,000 shares were vested and issued as of December 31, 2020. The balance of the unvested shares had not been issued as of December 31, 2020.

(3)

In October 2018, the Company granted Mark K. Attinger 450,000 shares of restricted common stock with a value of $1,561,500, which vest annually in equal amounts over a four-year period on the anniversary date of the grant, if Mr. Attinger is still employed by us at that time.  As of December 31, 2020, a total of 180,000 shares had vested and been issued. In March 2020, the Company granted Mark K. Attinger 100,000 stock option awards which vest on an annual basis over four years. Mr. Attinger’s employment terminated on March 31, 2021. Per the terms of Mr. Attinger’s severance agreement, 90,000 restricted shares will vest in October 2021 and the remaining restricted shares were cancelled in March 2021. Per the terms of Mr. Attinger’s severance agreement, 25,000 stock option awards vested in March 2021 and the remaining stock option awards were cancelled.

(4)	All Other Compensation is comprised of 401(k)-employer matching and profit-sharing plan contributions for Mark R. Newcomer and Mark K. Attinger

We did not grant any stock appreciation rights to our named executive officers in the last fiscal year. We did not reprice any options or stock appreciation rights during the last fiscal year. We did not waive or modify any specified performance target, goal or condition to payout with respect to any amount included in any incentive plan compensation included in the summary compensation table.

Option Exercises in 2020

There were no exercises of stock options by the NEOs during the 2020 fiscal year.

Narrative Disclosure to Summary Compensation Table

The Board is responsible for creating and reviewing the compensation of our executive officers, as well as overseeing our compensation and benefit plans and policies and administering our equity incentive plans. The following describes our 2020 executive compensation program and explains our compensation philosophy, policies, and practices, focusing primarily on the compensation of our named executive officers, or NEOs. The following is intended to be read in conjunction with the tables that follow, which provide detailed historical compensation information for our NEOs.

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

Potential Payments Upon Termination or Change-in-Control

Other than described below, we do not have any agreements with our named executive officers that contain provisions requiring that we make payments to the name executive officer at, following, or in connection with the resignation, retirement or other termination of the named executive officer, or a change in control of us, or a change in the named executive officer's responsibilities following a change in control.

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

Employee Benefit Plans

We sponsor a 401(k)-retirement plan in which our NEO’s participate on the same basis as our other employees. Effective January 2017, our Board approved a matching contribution of 100% of employee contributions up to 3% of the employee’s earnings, and a matching contribution of 50% of the next 2% of the employee’s earnings. During the year ended December 31, 2020 and 2019, the Company made contributions to this plan of approximately $201,000 and $246,000 , respectively.

Pension Benefits

None of our NEOs are covered by a pension plan or similar benefit plan that provides for payment or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our NEOs are covered by a deferred contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Outstanding Equity Awards at Fiscal Year-End 2020

The following table sets forth information regarding all outstanding equity awards held by the NEOs at December 31, 2020. Outstanding restricted stock grants have been approved by our Board.

	Stock Awards
Name	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested (1) ($)
Mark R. Newcomer (2)	300,000	1,392,000	–	–
Daniel H. Spence (2)	300,000	1,392,000	–	–
Mark K. Attinger (3)	270,000	1,252,800	100,000	77,000

(1)	The value of the unearned awards is based upon the closing price of our common stock on December 31, 2020, which was $4.64 per share.

(2)	The restricted stock grant consisted of 2,000,000 shares granted on November 21, 2016, which vest on a quarterly basis over five years to the extent the executive is still employed by us at the end of each quarter, of which 1,700,000 shares were vested as of December 31, 2020.

(3)	The restricted stock grant consisted of 450,000 shares granted in October 2018, which vest on an annual basis over five years to the extent the executive is still employed by us at the end of each anniversary date, of which 180,000 shares have vested as of December 31, 2020. In March 2020, 100,000 stock option awards were issued which vest on an annual basis over four years. Mr. Attinger’s employment ended on March 31, 2021. Per the terms of Mr. Attinger’s severance agreement, 90,000 restricted shares will vest in October 2021 and the remaining restricted shares were cancelled in March 2021. In March 2021, 25,000 option awards vested and the remaining option awards were cancelled per the terms of Mr. Attinger’s severance agreement.

Director Compensation

The following table details the total compensation earned by our non-employee directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Total Compensation ($) (4)
Dan R. Henry (1)	21,000	–	393,644	–	414,644
Bruce Mina (1)	21,000	58,621	–	–	79,621
Dennis Triplett (1)	21,000	67,000	–	–	88,000
Quinn Williams (1)	21,000	80,109	–	–	101,109

(1)	Mr. Henry, Mr. Mina, Mr. Triplett and Mr. Williams were appointed to the board for the first time in 2018.

(2)	Mr. Mina, Mr. Triplett and Mr. Williams received restricted stock grants in 2018 as part of their compensation for their services. The restricted shares will vest over a four-year period from the date of their appointment as a director.

(3)	Represents the grant date fair value of stock option award based upon the Black Scholes valuation model made in 2018. Options were granted on May 3, 2018, and will vest over a four-year period from the date his appointment.

(4)	Excludes business travel expense reimbursements.

Name	Number of Shares Subject to Option Awards Held as of December 31, 2020
Dan R. Henry	1,350,000
TOTAL	1,350,000

We also reimburse our directors for reasonable business travel and other related expenses in connection with their duties as a director. Independent Board members are paid an annual fee of $21,000 per year, and $1,500 each quarterly board meeting they attend in person.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 21, 2021, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities & Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after April 21, 2021 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Mark R. Newcomer (2) (3) (4)	9,329,741	18.4%

Daniel H. Spence (2) (3)	9,190,000	18.1%

Mark K. Attinger (2) (3)	51,084	*

Joan M. Herman (2) (3)	642,865	1.3%

Robert P. Strobo (2) (3)	62,552	*

Dan R. Henry (2) (3)	975,000	1.9%

Bruce Mina (2) (3)	155,500	*

Quinn Williams (2) (3)	135,000	*

Dennis Triplett (2) (3)	150,000	*

All Officers and Directors as a Group (3)	20,691,742	40.8%

*	Less than 1%

(1)	Based upon 50,726,932 shares of Common Stock issued and outstanding as of April 21, 2021.

(2)	The address for the shareholder is 2615 St. Rose Parkway, Henderson, NV 89052.

(3)	Includes the following number of shares of our common stock either (a) issuable upon exercise of stock options granted to our named executive officers and directors that are exercisable within 60 days after April 20, 2021, or (b) issuable pursuant to stock grants to our named executive officers and directors that vest within 60 days after April 20, 2021:

Directors and Executive Officers	Options Exercisable/Shares Issuable within 60 days
Mark R. Newcomer	30,000
Daniel H. Spence Mark K. Attinger	– 25,000
Joan M. Herman	6,250
Robert P. Strobo	12,500
Dan R. Henry	975,000
Bruce Mina	–
Quinn Williams	–
Dennis Triplett	50,000
All executive officers and directors as a group	1,098,750

(4)	Includes 30,000 vested options in the name of Erin Newcomer.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 about the securities issued, or authorized for future issuance, under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	–	–	–
2018 Incentive Compensation Plan (3)	1,305,889	$5.12	3,477,353
Equity compensation plans not approved by security holders
2016 Officer Restricted Stock Grant (1)	1,000,000	$0.16	–
2017 Restricted Stock Grant to Officer (2)	200,000	$0.42	–
2018 Option issued to Director (4)	1,350,000	$1.34	–
2018 Restricted Stock Grants to Directors (5)	300,000	$1.37	–
2018 Option issued to Employee (6)	500,000	$3.39	–
2018 Restricted Stock Grants to Officers and Employees (7)	690,000	$2.15	–
Total	7,228,800	$1.40	3,477,353

(1)	In November 2016, we granted Mark Newcomer, Daniel Spence, Anthony DePrima (former General Counsel, Secretary) and Brian Polan (former CFO) 2,000,000, 2,000,000, 500,000 and 500,000 shares of restricted stock, respectively. The shares were valued at $0.1576 on the date of the award, based on the market value on the date of grant, less a 15% discount due to the shares being restricted and lacking market liquidity. The shares vest quarterly over a five-year period. As of December 31, 2020, 3,700,000 of the shares had been issued and 300,000 shares lapsed as result of the retirement of Mr. DePrima, leaving 1,000,000 shares unissued.

(2)	In September 2017, we granted 800,000 shares of restricted stock to Joan M. Herman. The shares were valued at $0.42 on the date of the award, based on the market value on the date of grant. The shares vest annually over a four-year period. As of December 31, 2020, 600,000 of the shares had been issued, leaving 200,000 shares unissued.

(3)	In July 2018, the Board approved the Company’s 2018 Incentive Compensation Plan, and reserved 5,000,000 shares for issuance under the plan. As of December 31, 2020, 1,204,000 options had been issued under the plan, of which 198,600 had been forfeited. As of December 31, 2020, 852,247 restricted shares were granted under the 2018 Incentive Compensation Plan, of which 335,000 had been forfeited.

(4)	In May 2018, we issued Dan Henry, one of our directors, an option to purchase 1,500,000 shares of common stock for $1.34 per share, which was the market price of the common stock on the date of the option. The option vests annually over a four-year period from the date of the option.

(5)	In March, April and May 2018, we granted Bruce Mina, Quinn Williams and Dennis Triplett, each of whom is a director, 200,000 shares of restricted stock each. The shares vest annually over a four-year period from the date of the grant. The weighted average value of the stock grant was $1.37 per share, based on the market price of our common stock on the date of each grant. As of December 31, 2020, 300,000 of the shares had been issued.

(6)	In August 2018, we issued an employee an option to purchase 500,000 shares of common stock for $3.39 per share, which was the market price of the common stock on the date of the option. The option vests annually over a five-year period from the date of the option.

(7)	At various times in 2018, we granted an aggregate of 2,340,000 shares of restricted common stock to seven employees. 2,040,000 of the shares vest annually over a five-year period from the date of the grant, and the remaining 300,000 shares vested annually over a three-year period from the date of the grant. The weighted average value of the stock grants was $1.84 per share, based on the market price of our common stock on the date of each grant. 650,000 of the shares have been cancelled as of December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

We did not participate in any transactions in which any of the Company directors, executive officers, any beneficial owner of more than 5% of our common stock, nor any of their immediate family members, had a direct or indirect material interest.

Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, conduct an appropriate review of, and be responsible for the oversight of, all related party transactions on an ongoing basis. There were no related party material transactions during the fiscal year ended December 31, 2020. A member of our Board of Directors is also a shareholder in a law firm that the Company paid approximately $609,459 and $42,000 during the years ended December 31, 2020 and 2019.

Review, Approval or Ratification of Transactions with Related Persons

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accountant Fees and Services

Fees and Services

Squar Milner LLP was our independent registered public accounting firm until BDO USA, LLP was appointed in July 2020. Accordingly, no fees were paid to BDO USA, LLP for professional audit or other services during the year ended December 31, 2019. The following table presents fees for professional audit services and other services rendered to the Company by such accountants for the fiscal years ended December 31, 2020 and 2019.

	Fiscal Year 2020	Fiscal Year 2019
Audit Fees (1)	$169,762	$194,000
Audit-Related Fees (2)	15,000	14,000
Tax Fees (3)	–	–
All Other Fees (4)	–	13,867

Total Fees	$184,762	$221,867

__________

(1)	Audit fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-related services. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.” Audit related services in fiscal year 2020 relates to due diligence services performed by BDO USA, LLP in connection with strategic alternatives.
(3)	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.
(4)	All other fees. All other fees are those services and/or travel expenses not described in the other categories.

Additionally, prior to the appointment of BDO USA, LLP as our independent registered public accounting firm, audit fees totaling $35,000 were paid to Squar Milner LLP for the fiscal year ended 2020.

The Audit Committee has reviewed the fees billed by BDO USA, LLP during the year ended December 31, 2020 and, after consideration, has determined that the receipt of these fees by BDO USA, LLP is compatible with the provision of independent audit services. The Audit Committee discussed these services and fees with BDO USA, LLP and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC, including those designed to implement the Sarbanes-Oxley Act of 2002, as well as by the Public Company Accounting Oversight Board.

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

Our chief financial officer reports quarterly to the Audit Committee on the status of pre-approved services, including projected fees. All of the services reflected in the above table were approved by the Audit Committee in fiscal 2020 and fiscal 2019.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated April 23, 2019 (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Warrant (3)
4.2	Description of Paysign, Inc.’s Securities (4)
10.1	Share Exchange Agreement between 3PEA International, Inc. and WOW Technologies, Inc. (3)
10.2	Form of Restricted Stock Award (5)
10.3	2018 Incentive Compensation Plan (6)
10.4	Form of Incentive Stock Option Agreement (6)
10.5	Form of Non-Qualified Stock Option Agreement (6)
10.6	Form of Restricted Stock Agreement (6)
10.7	Non-Qualified Stock Option Agreement for Dan Henry (7)
14	Code of Ethics (8)
21*	Subsidiaries of Registrant
23.1*	Consent of BDO USA, LLP
23.2*	Consent of Baker Tilly US, LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certifications

31.2*	Rule 13a-14(a)/15d-14(a) Certifications
31.3*	Rule 13a-14(a)/15d-14(a) Certifications
31.4**	Rule 13a-14(a)/15d-14(a) Certifications
31.5**	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
32.3*	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File

(Exhibits marked with an asterisk (*) were furnished with the Original Filing.)

(Exhibits marked with two asterisks (**) are filed herewith.)

(1)	Incorporated by reference to our Current Report on Form 8-K filed on September 9, 2019.
(2)	Incorporated by reference to our Current Report on Form 8-K filed on May 22, 2018.
(3)	Incorporated by reference to our Registration Statement on Form 10 filed on September 16, 2010.
(4)	Incorporated by reference to our Annual Report on Form 10-K filed on April 3, 2020.
(5)	Incorporated by reference to our Form S-8 filed on March 29, 2019 (File Number 333-230634).
(6)	Incorporated by reference to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(7)	Incorporated by reference to our Form S-8 filed on August 22, 2019 (File Number 333-233400).
(8)	Incorporated by reference to our Form 10-K filed on April 4, 2020 (File Number 001-38623).

(c)	Other Financial Statement Schedules: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PAYSIGN, INC.

Dated: April 30, 2021	/s/ Mark Newcomer
Mark R. Newcomer, Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2021	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

