Form 10-Q
period 2021-03-31
Paysign, Inc.
filed 2021-05-12
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,786,932 shares as of May 7, 2021.

PAYSIGN, INC.

FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020 (Audited)
ASSETS
Current assets
Cash	$6,559,678	$7,829,453
Restricted cash	58,773,488	48,100,951
Accounts receivable	635,576	654,859
Prepaid expenses and other current assets	1,947,984	1,375,364
Total current assets	67,916,726	57,960,627

Fixed assets, net	1,841,910	1,849,164
Intangible assets, net	3,722,642	3,699,033
Operating lease right-of-use asset	4,218,978	4,324,682

Total assets	$77,700,256	$67,833,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,311,685	$2,162,256
Operating lease, current portion	325,470	320,636
Customer card funding	58,773,488	48,100,951
Total current liabilities	61,410,643	50,583,843

Operating lease liability, long term portion	3,930,395	4,013,598

Total liabilities	65,341,038	54,597,441
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 50,750,882 and 50,251,607 issued at March 31, 2021 and December 31, 2020, respectively	50,751	50,252
Additional paid-in capital	15,135,071	14,388,890
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Retained earnings (accumulated deficit)	(2,676,604)	(1,053,077)
Total stockholders' equity	12,359,218	13,236,065

Total liabilities and stockholders' equity	$77,700,256	$67,833,506

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2021	2020
Revenues
Plasma industry	$5,383,151	$7,343,410
Pharma industry	882,830	3,020,377
Other	13,447	212,686
Total revenues	6,279,428	10,576,473

Cost of revenues	3,447,622	4,855,520

Gross profit	2,831,806	5,720,953

Operating expenses
Selling, general and administrative	3,864,986	3,827,324
Depreciation and amortization	595,848	502,376
Total operating expenses	4,460,834	4,329,700

Income (loss) from operations	(1,629,028)	1,391,253

Other income
Interest income	7,101	62,161

Income (loss) before income tax provision (benefit)	(1,621,927)	1,453,414
Income tax provision (benefit)	1,600	(87,551)

Net income (loss)	$(1,623,527)	$1,540,965

Net income (loss) per share
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03

Weighted average common shares
Basic	50,351,971	48,713,163
Diluted	50,351,971	54,688,066

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit	Equity
Balance, December 31, 2020	50,251,607	$50,252	$14,388,890	$(150,000)	$(1,053,077)	$13,236,065

Issuance of stock for previously vested stock-based compensation	466,689	467	(467)	–	–	–
Exercise of stock options	32,586	32	110,434	–	–	110,466
Stock-based compensation	–	–	636,214	–	–	636,214
Net loss	–	–	–	–	(1,623,527)	(1,623,527)

Balance, March 31, 2021	50,750,882	$50,751	$15,135,071	$(150,000)	$(2,676,604)	$12,359,218

	Stockholders' Equity Attributable to Paysign, Inc.
			Additional	Treasury		Non-	Total
	Common Stock		Paid-in	Stock	Retained	controlling	Stockholders’
	Shares	Amount	Capital	Amount	Earnings	Interest	Equity
Balance, December 31, 2019	48,577,712	$48,578	$11,577,539	$(150,000)	$8,088,485	$(263,087)	$19,301,515

Issuance of stock for previously vested stock-based compensation	428,558	428	(428)	–	–	–	–
Exercise of stock options	10,000	10	23,990	–	–	–	24,000
Stock-based compensation	–	–	724,183	–	–	–	724,183
Dissolution of Paysign, Ltd. Subsidiary	–	–	(263,087)	–	–	263,087	–
Net income	–	–	–	–	1,540,965	–	1,540,965

Balance, March 31, 2020	49,016,270	$49,016	$12,062,197	$(150,000)	$9,629,450	$–	$21,590,663

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(1,623,527)	$1,540,965
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	595,848	502,376
Stock-based compensation expense	636,214	724,183
Amortization of lease right-of-use asset	177,465	–
Deferred income taxes	–	(75,902)
Changes in operating assets and liabilities:
Accounts receivable	19,283	(19,661)
Prepaid expenses and other current assets	(572,620)	32,525
Accounts payable and accrued liabilities	142,291	475,442
Operating lease	(142,992)	–
Customer card funding	10,672,537	7,569,104
Net cash provided by operating activities	9,904,499	10,749,032

Cash flows from investing activities:
Purchase of fixed assets	(124,696)	(953,894)
Capitalization of internally developed software	(473,996)	(485,102)
Purchase of intangible assets	(13,511)	(57,127)
Net cash used in investing activities	(612,203)	(1,496,123)

Cash flows from financing activities:
Proceeds from exercise of stock options	110,466	24,000
Net cash provided by financing activities	110,466	24,000

Net change in cash and restricted cash	9,402,762	9,276,909
Cash and restricted cash, beginning of period	55,930,404	45,572,305

Cash and restricted cash, end of period	$65,333,166	$54,849,214

Cash and restricted cash reconciliation:
Cash	$6,559,678	$9,424,385
Restricted cash	58,773,488	45,424,829
Total cash and restricted cash	$65,333,166	$54,849,214

Supplemental cash flow information:
Dissolution of noncontrolling interest	$–	$263,087

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2020. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Impact of COVID-19 Pandemic

The outbreak of a novel coronavirus and the incidence of the related disease (COVID-19) starting in late 2019 has continued, spreading throughout the United States and much of the world beginning in the first quarter of 2020. In March 2020, the World Health Organization declared the outbreak as a pandemic. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The COVID-19 outbreak and the new stimulus packages signed into law during 2020 and 2021 have had and will continue to have an adverse effect on the Company's results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

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

Our proprietary Paysign platform was built on modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform’s flexibility and ease of customization has allowed us to expand our operational capabilities by facilitating our entry into new markets within the prepaid payments space. The Paysign platform delivers cost benefits and revenue building opportunities to our partners.

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

Restricted Cash – At March 31, 2021 and December 31, 2020, restricted cash consisted of funds held specifically for our card product programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

Fixed Assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is principally recorded on the straight-line method over the estimated useful life of the asset, which is generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Leasehold improvements are capitalized and depreciated over the shorter of the remaining lease term or the estimated useful life of the improvements. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Intangible assets with a finite life is amortized on a straight-line basis over its estimated useful life.

Internally Developed Software Costs - Computer software development costs are expensed as incurred, except for internal use software or website development costs that qualify for capitalization as described below, and include compensation and related expenses, costs of hardware and software, and costs incurred in developing features and functionality.

For computer software developed or obtained for internal use, costs that are incurred in the preliminary project and post implementation stages of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized. Capitalized costs are amortized using the straight-line method over a 3 to 5 year estimated useful life, beginning in the period in which the software is available for use.

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

Prior to September 30, 2020, settlement income from Pharma programs was recognized and recorded, after giving consideration to any revenue constraints, ratably throughout the program lifecycle based on the Company’s estimate of the unspent balances to be remaining on the card at program expiration. During 2020, the Company observed substantially different performance indicators, current trends in the industry regarding program management by third parties, and new information available in dollar loads and spending patterns compared to historical experience. As a result, the Company changed its estimate of breakage for recognizing settlement income for Pharma programs resulting in the Company constraining revenue on all Pharma programs in accordance with applicable accounting guidance. Based on the change in facts and circumstances during 2020, the Company now utilizes the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation for refunding any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, it has no contract assets.

Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense.

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

In determining the present value of lease payments at lease commencement date, the Company utilizes its incremental borrowing rate based on the information available, unless the rate implicit in the lease is readily determinable. The liability for operating leases is based on the present value of future lease payments. Operating lease expenses are recorded as rent expense, which is included within selling, general and administrative expenses within the consolidated statements of operations and presented as operating cash outflows within the consolidated statements of cash flows.

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

New Accounting Pronouncements – In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this new standard on January 1, 2021 and there was no material impact on its condensed consolidated financial statements.

2.     FIXED ASSETS, NET

Fixed assets consist of the following:

	March 31, 2021	December 31, 2020
Equipment	$1,981,603	$1,888,640
Software	200,282	200,282
Furniture and fixtures	757,662	752,212
Website costs	67,816	67,816
Leasehold improvements	229,772	203,488
	3,237,135	3,112,438
Less: accumulated depreciation	1,395,225	1,263,274
Fixed assets, net	$1,841,910	$1,849,164

Depreciation expense for the three months ended March 31, 2021 and 2020 was $131,950 and $92,328, respectively.

3.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2021	December 31, 2020
Platform	$7,952,415	$7,478,419
Customer lists and contracts	1,177,200	1,177,200
Licenses	247,793	234,282
Trademarks	38,186	38,186
	9,415,594	8,928,087
Less: accumulated amortization	5,692,952	5,229,054
Intangible assets, net	$3,722,642	$3,699,033

Intangible assets are amortized over their useful life ranging from periods of 3 to 15 years. Amortization expense for the three months ended March 31, 2021 and 2020 was $463,897 and $410,048, respectively.

4.     LEASE

The Company entered into an operating lease for an office space which became effective in June 2020 when the construction was complete and we were given access to occupy the space. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of March 31, 2021, the remaining lease term was 9.2 years and the discount rate was 6%. The lease for our previous office space was accounted for as a short-term lease.

Operating lease cost included in selling, general and administrative expenses was $215,144 for the three months ended March 31, 2021. Short-term lease cost included in selling, general and administrative expense was $82,441 for the three months ended March 31, 2020.

The following is the lease maturity analysis of our operating lease as of March 31, 2021:

Twelve months ending March 31,

2022	$571,968
2023	571,968
2024	571,968
2025	571,968
2026	629,165
Thereafter	2,669,184
Total lease payments	5,586,221
Less: Imputed interest	(1,330,356)
Present value of future lease payments	4,255,865
Less: current portion of lease liability	(325,470)
Long-term portion of lease liability	$3,930,395

5.     CUSTOMER CARD FUNDING LIABILITY

The Company issues prepaid cards with various provisions for cardholder fees or expiration. Revenue generated from cardholder transactions and interchange fees are recognized when the Company’s performance obligation is fulfilled. Unspent balances left on Pharma cards are recognized as settlement income at the expiration of the cards and the program. Contract liabilities related to prepaid cards represent funds on card and client funds held to be loaded to card before the amounts are ultimately spent by the cardholders or recognized as revenue by the Company. Contract liabilities related to prepaid cards are reported as Customer card funding liability on the condensed consolidated balance sheet.

The opening and closing balances of the Company's contract liabilities are as follows:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$48,100,951	$32,723,227
Increase (decrease), net	10,672,537	7,569,104
Ending balance	$58,773,488	$40,292,331

The amount of revenue recognized during the three months ended March 31, 2021 and 2020 that was included in the opening contract liability for prepaid cards was $1,023,055 and $844,514, respectively.

6.     COMMON STOCK

At March 31, 2021, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 50,750,882 shares of common stock issued and 50,447,432 shares of common stock outstanding, and no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three months ended March 31, 2021 was $636,214. Stock-based compensation expense for the three months ended March 31, 2020 was $724,183.

2021 Transactions: During the three months ended March 31, 2021 the Company also issued 499,275 shares of common stock for vested stock awards and the exercise of stock options and received proceeds of $110,466.

2020 Transactions: During the three months ended March 31, 2020, the Company issued 500,000 stock options valued at $2.86 per share that will vest over four years. The assumptions used in the Black Scholes option-pricing model for the 2020 options was a risk-free interest rate of 0.38%, expected volatility of 100%, dividend yield of -0- and a weighted-average expected life of 5 years. The Company also issued 438,558 shares of common stock for vested stock awards and the exercise of stock options and received proceeds of $24,000.

7.        BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income (loss) per common share for the three months ended March 31, 2021 and 2020:

	2021	2020
Numerator:
Net income (loss)	$(1,623,527)	$1,540,965
Denominator:
Weighted average common shares:
Denominator for basic calculation	50,351,971	48,713,163
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	–	1,824,903
Unvested restricted stock grants	–	4,150,000
Denominator for fully diluted calculation	50,351,971	54,688,066
Net income (loss) per common share:
Basic	$(0.03)	$0.03
Fully diluted	$(0.03)	$0.03

Due to the net loss for the three months ended March 31, 2021, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for the period. The amount of potential common share equivalents excluded were 2,241,014 for stock options and 1,975,000 for unvested restricted stock awards for the three months ended March 31, 2021.

8.        COMMITMENTS AND CONTINGENCIES

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021, which is expected to be fully briefed by June 1, 2021. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

The Company has also been named as a nominal defendant in a stockholder derivative action in the United States District Court for the District of Nevada: Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark, R. Newcomer, et. al., filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The derivative complaint also alleges insider trading, violations against certain individual defendants. On December 16, 2020, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

9.        RELATED PARTY

A member of our Board of Directors is also a partner in a law firm that the Company engages for services to review regulatory filings and various legal matters. The Company incurred legal expense of $252,836 during the three months ended March 31, 2021, with the related party law firm. During the three months ended March 31, 2020 the Company incurred legal expense of $18,733 with the related party law firm.

10.        INCOME TAX BENEFIT

The effective tax rate (income tax benefit as a percentage of income (loss) before income tax benefit) was (0.1%) for the three months ended March 31, 2021, as compared to (6.0%) for the three months ended March 31, 2020. The effective tax rates vary, primarily as a result of the full valuation on our deferred tax asset in the current year and the tax benefit related to our stock-based compensation and a pretax loss in the prior year period.

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

Overview

We are a vertically integrated provider of prepaid card products and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, increase patient adherence rates, reduce administration costs and streamline operations. Public sector organizations can utilize our payment solutions to disburse public benefits or for internal payments. We market our prepaid card solutions under our Paysign® brand. As we are a payment processor and prepaid card program manager, we derive our revenue from all stages of the prepaid card lifecycle.

We provide a card processing platform consisting of proprietary systems and software applications based on the unique needs of our clients. We have extended our processing business capabilities through our proprietary Paysign platform. Through the Paysign platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting, and customer service. The Paysign platform was built on a modern cross-platform architecture and designed to be highly flexible, scalable and customizable. The platform has allowed the Company to significantly expand its operational capabilities by facilitating our entry into new markets within the payments space through its flexibility and ease of customization. The Paysign platform delivers cost benefits and revenue building opportunities to our partners.

We have developed prepaid card programs for corporate incentive and rewards including, but not limited to, consumer rebates and rewards, donor compensation, clinical trials, healthcare reimbursement payments and pharmaceutical payment assistance. We have expanded our product offerings to include additional corporate incentive products and demand deposit accounts accessible with a debit card. In the future, we expect to further expand our product offerings into other prepaid card offerings such as payroll cards, travel cards, and expense reimbursement cards. As we do not have our own banking license to issue open-loop prepaid cards for our prepaid card programs, our cards are offered to end users through our relationships with bank issuers.

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

The prepaid card market in the U.S. has experienced significant growth in recent years due to consumers and merchants embracing improved technology, greater convenience, more product choices and greater flexibility. Prepaid cards have also proven to be an attractive alternative to traditional bank accounts for certain segments of the population, particularly those without, or who could not qualify for, a checking or savings account.

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

In 2021, we plan to continue to invest additional funds in technology improvements, sales and marketing, customer service, and regulatory compliance. From time to time, we evaluate raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds.

The outbreak of a novel coronavirus and the incidence of the related disease (COVID-19) starting in late 2019 has continued, spreading throughout the United States and much of the world beginning in the first quarter of 2020. In March 2020, the World Health Organization declared the outbreak as a pandemic. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The COVID-19 outbreak and the new stimulus packages signed into law during 2020 and 2021 have had and will continue to have an adverse effect on the Company's results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

Results of Operations

Three Months Ended March 31, 2021 and 2020

The following table summarizes our consolidated financial results:

	Three Months Ended March 31, (unaudited)		Variance
	2021	2020	$	%
Revenues
Plasma industry	$5,383,151	$7,343,410	$(1,960,259)	(26.7%	)
Pharma industry	882,830	3,020,377	(2,137,547)	(70.8%	)
Other	13,447	212,686	(199,239)	(93.7%	)
Total revenues	6,279,428	10,576,473	(4,297,045)	(40.6%	)
Cost of revenues	3,447,622	4,855,520	(1,407,898)	(29.0%	)
Gross profit	2,831,806	5,720,953	(2,889,147)	(50.5%	)
Gross margin %	45.1%	54.1%

Operating expenses
Selling, general and administrative	3,864,986	3,827,324	37,662	1.0%
Depreciation and amortization	595,848	502,376	93,472	18.6%
Total operating expenses	4,460,834	4,329,700	131,134	3.0%
Income (loss) from operations	$(1,629,028)	$1,391,253	$(3,020,281)	N/A

Net income (loss)	$(1,623,527)	$1,540,965	$(3,164,492)	N/A
Net margin %	(25.9% )	14.6%

The decrease in total revenues of $4,297,045 for the three months ended March 31, 2021 compared to the same period in the prior year consisted primarily of a $1,960,259 reduction in Plasma revenue and a $2,137,547 reduction in Pharma revenue. The decrease in Plasma revenue was primarily due to a decrease in plasma donations, and, consequently, dollars loaded to cards and cardholder fees, which were significantly impacted by COVID-19 related donation center closures and mobility restrictions. Pharma revenue decreased $2,137,547 primarily due to the constraining of revenue on all Pharma programs for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. Pharma programs were also negatively impacted by COVID-19 as new pharmaceutical medicines were delayed and individuals limited their exposure to pharmacies and doctor offices.

Cost of revenues for the three months ended March 31, 2021 decreased $1,407,898 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues decreased primarily due to the decline in Plasma transactions as many of the Plasma transaction costs are variable in nature which are provided by third-parties who charge us based on the number of transactions that occurred during the period.

Gross profit for the three months ended March 31, 2021 decreased $2,889,147 compared to the same period in the prior year resulting from the reduction in Plasma and Pharma revenue, and the associated cost of sales as described above. The decrease in gross margin resulted from the lower revenue conversion rate and an unfavorable cost of revenue rate variance.

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2021 increased $37,662 or 1.0% compared to the same period in the prior year and consisted primarily of an increase in compensation and benefits of $175,000 related to severance costs in the current year period, an increase in professional services for tax, audit and consultants of $100,000, a decrease in stock-based compensation of $90,000, a decrease in technologies and telecom of $51,000, an increase in rent, utilities, and maintenance of $141,000 related to a new office lease entered into in June 2020, a decrease in travel of $89,000, and a decrease in other operating expenses of $146,000.

Depreciation and amortization expense for the three months ended March 31, 2021 increased $93,472 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software and equipment, continued enhancements to our platform, and new furniture and fixtures and leasehold improvements associated with the new building we moved into in June 2020.

For the three months ended March 31, 2021 we recorded a loss from operations of $1,629,028 representing a net decrease of $3,020,281 in income from operations compared to the same period last year related to the aforementioned factors.

Other income for the three months ended March 31, 2021 decreased $55,060 related to a decrease in interest income primarily from lower average outstanding restricted cash bank balances due to a decline in our Plasma business and better program management by third parties on our Pharma programs.

The effective tax rate was (0.1%) and (6.0%) for the three months ended March 31, 2021 and 2020. The effective tax rates vary, primarily as a result of the full valuation on our deferred tax asset in the current year and the tax benefit related to our stock-based compensation and a pretax loss in the prior year period.

The net loss for the three months ended March 31, 2021 was $1,623,527 compared to net income of $1,540,965 for the three months ended March 31, 2020, a $3,164,492 decrease. The overall change in net income (loss) relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume was $277 million and $326 million for the three months ended March 31, 2021 and 2020, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards – Comprised of revenues, gross profit and net income conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income (loss), respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income. Our revenue conversion rates for the three months ended March 31, 2021 and 2020 were 2.27% or 227 basis points (“bps”), and 3.24% or 324 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rates for the three months ended March 31, 2021 and 2020 were 1.02% or 102 bps, and 1.75% or 175 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the three months ended March 31, 2021 and 2020 were (0.59)% or (59) bps, and 0.47% or 47 bps, respectively, of gross dollar volume loaded on cards.

Management also reviews key performance indicators, such as revenues, gross profit, operational expenses as a percent of revenues, and cardholder participation. In addition, we consider certain non-GAAP (or "adjusted") measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a financial tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment and investment in new card programs. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

“EBITDA” is defined as earnings before interest, income taxes, and depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude stock-based compensation expense. A reconciliation of net income (loss) to Adjusted EBITDA is provided in the table below.

	Three Months Ended March 31, (unaudited)
	2021	2020
Reconciliation of adjusted EBITDA to net income:
Net income (loss)	$(1,623,527)	$1,540,965
Income tax provision (benefit)	1,600	(87,551)
Interest income	(7,101)	(62,161)
Depreciation and amortization	595,848	502,376
EBITDA	(1,033,180)	1,893,629
Stock-based compensation	636,214	724,183
Adjusted EBITDA	$(396,966)	$2,617,812

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Three months ended March 31, (unaudited)
	2021	2020
Net cash provided by operating activities	$9,904,498	$10,749,032
Net cash used in investing activities	(612,202)	(1,496,123)
Net cash provided by financing activities	110,466	24,000
Net increase in cash and restricted cash	$9,402,762	$9,276,909

Comparison of Three Months Ended March 31, 2021 and 2020

During the three months ended March 31, 2021 and 2020, we financed our operations through internally generated funds.

Cash provided by operating activities decreased $844,534 for the three months ended March 31, 2021, as compared to the same period in the prior year. The decrease is primarily due to the decrease in net income (loss) partially offset by a net increase in cash flows from changes in operating assets and liabilities, particularly the customer card funding liability, offset by decreases related to prepaid expenses, accounts payable and accrued liabilities. The increase in the cash provided by the customer card funding liability is mainly due to the increase in customer card funding restricted cash during the period. The cash flow related to the increase in prepaid expenses is due to prepaid insurance premiums in March of 2021 and the cash flow related to an increase in accounts payable and accrued liabilities in March of 2020 is due to the timing of expenditures related to our office relocation.

Cash used in investing activities decreased $883,921 for the three months ended March 31, 2021, as compared to the same period in 2020, with the difference primarily attributed to a decrease in fixed assets during the current period. Fixed asset purchases in the prior year period were related to our office relocation.

Cash provided by financing activities increased $86,466 for the three months ended March 31, 2021 as compared to the three months ended March 30, 2020. The change between periods consists of an increase in the cash received from exercises of stock options.

Sources of Liquidity

We believe that our available cash on hand, excluding restricted cash, at March 31, 2021 of $6,559,678, along with our forecast for revenues and cash flows for the remainder of the year and for 2022, will be sufficient to sustain our operations for the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et. al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021, which is expected to be fully briefed by June 1, 2021.

The Company has also been named as a nominal defendant in a stockholder derivative action in the United States District Court for the District of Nevada: Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark, R. Newcomer, et. al., filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The derivative complaint also alleges insider trading, violations against certain individual defendants. On December 16, 2020, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss.

Item 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2021, we issued, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, a total of 466,689 shares of common stock for restricted stock shares previously earned and vested as well as 32,586 shares of common stock for stock options exercised.

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

PAYSIGN, INC.

Date: May 12, 2021	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: May 12, 2021	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

