Form 10-Q
period 2021-06-30
Paysign, Inc.
filed 2021-08-11
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,111,932 shares as of August 5, 2021.

PAYSIGN, INC.

FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020 (Audited)
ASSETS
Current assets
Cash	$6,615,180	$7,829,453
Restricted cash	65,755,562	48,100,951
Accounts receivable	947,954	654,859
Prepaid expenses and other current assets	1,741,866	1,375,364
Total current assets	75,060,562	57,960,627

Fixed assets, net	1,757,518	1,849,164
Intangible assets, net	3,842,205	3,699,033
Operating lease right-of-use asset	4,113,275	4,324,682

Total assets	$84,773,560	$67,833,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,863,837	$2,162,256
Operating lease, current portion	330,376	320,636
Customer card funding	65,755,562	48,100,951
Total current liabilities	68,949,775	50,583,843

Operating lease liability, long term portion	3,845,938	4,013,598

Total liabilities	72,795,713	54,597,441
Commitments and contingencies (Note 8)	–	–
Stockholders' equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 51,143,382 and 50,251,607 issued at June 30, 2021 and December 31, 2020, respectively	51,143	50,252
Additional paid-in capital	15,685,275	14,388,890
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(3,608,571)	(1,053,077)
Total stockholders' equity	11,977,847	13,236,065

Total liabilities and stockholders' equity	$84,773,560	$67,833,506

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Plasma industry	$5,947,313	$4,572,439	$11,330,464	$11,915,849
Pharma industry	641,037	1,768,565	1,523,867	4,788,942
Other	62,940	102,061	76,387	314,747
Total revenues	6,651,290	6,443,065	12,930,718	17,019,538

Cost of revenues	3,498,723	3,138,350	6,946,345	7,993,870

Gross profit	3,152,567	3,304,715	5,984,373	9,025,668

Operating expenses
Selling, general and administrative	3,474,562	3,401,501	7,339,548	7,228,825
Loss on abandonment of assets	–	42,898	–	42,898
Depreciation and amortization	614,182	506,477	1,210,030	1,008,853
Total operating expenses	4,088,744	3,950,876	8,549,578	8,280,576

Income (loss) from operations	(936,177)	(646,161)	(2,565,205)	745,092

Other income
Interest income, net	5,010	3,130	12,111	65,291

Income (loss) before income tax provision (benefit)	(931,167)	(643,031)	(2,553,094)	810,383
Income tax provision (benefit)	800	(423,797)	2,400	(511,348)

Net income (loss)	$(931,967)	$(219,234)	$(2,555,494)	$1,321,731

Net income (loss) per share
Basic	$(0.02)	$0.00	$(0.05)	$0.03
Diluted	$(0.02)	$0.00	$(0.05)	$0.02

Weighted average common shares
Basic	50,748,437	49,015,686	50,551,299	48,864,424
Diluted	50,748,437	49,015,686	50,551,299	54,542,458

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit	Equity
Balance, December 31, 2020	50,251,607	$50,252	$14,388,890	$(150,000)	$(1,053,077)	$13,236,065

Issuance of stock for previously vested stock-based compensation	466,689	467	(467)	–	–	–
Exercise of stock options	32,586	32	110,434	–	–	110,466
Stock-based compensation	–	–	636,214	–	–	636,214
Net loss	–	–	–	–	(1,623,527)	(1,623,527)

Balance, March 31, 2021	50,750,882	50,751	15,135,071	(150,000)	(2,676,604)	12,359,218

Issuance of stock for previously vested stock-based compensation	390,000	390	(390)	–	–	–
Exercise of stock options	2,500	2	9,673	–	–	9,675
Stock-based compensation	–	–	540,921	–	–	540,921
Net loss	–	–	–	–	(931,967)	(931,967)

Balance, June 30, 2021	51,143,382	$51,143	$15,685,275	$(150,000)	$(3,608,571)	$11,977,847

	Stockholders' Equity Attributable to Paysign, Inc.
			Additional	Treasury		Non-
	Common Stock		Paid-in	Stock	Retained	controlling	Total
	Shares	Amount	Capital	Amount	Earnings	Interest	Equity
Balance, December 31, 2019	48,577,712	$48,578	$11,577,539	$(150,000)	$8,088,485	$(263,087)	$19,301,515

Issuance of stock for previously vested stock-based compensation	428,558	428	(428)	–	–	–	–
Exercise of stock options	10,000	10	23,990				24,000
Stock-based compensation	–	–	724,183	–	–	–	724,183
Dissolution of Paysign, Ltd. Subsidiary			(263,087)			263,087	–
Net income	–	–	–	–	1,540,965		1,540,965
Balance, March 31, 2020	49,016,270	49,016	12,062,197	(150,000)	9,629,450	–	21,590,663

Issuance of stock for previously vested stock-based compensation	337,437	338	(338)	–	–	–	–
Repurchase of employee common stock for taxes withheld	–	–	(245,425)	–	–	–	(245,425)
Stock-based compensation	–	–	600,775	–	–	–	600,775
Issuance of stock for acquisition of contract assets	20,000	20	177,180				177,200
Net loss	–	–	–	–	(219,234)	–	(219,234)
Balance, June 30, 2020	49,373,707	$49,374	$12,594,389	$(150,000)	$9,410,216	$–	$21,903,979

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(2,555,494)	$1,321,731
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,210,030	1,008,853
Stock-based compensation expense	1,177,135	1,324,958
Amortization of lease right-of-use asset	353,747	59,889
Loss on abandonment of assets	–	42,898
Deferred income taxes	–	(499,699)
Changes in operating assets and liabilities:
Accounts receivable	(293,095)	228,352
Prepaid expenses and other current assets	(366,502)	(85,801)
Accounts payable and accrued liabilities	687,305	(259,625)
Operating lease	(285,984)	–
Customer card funding	17,654,611	1,122,393
Net cash provided by operating activities	17,581,753	4,263,949

Cash flows from investing activities:
Purchase of fixed assets	(173,479)	(1,054,342)
Capitalization of internally developed software	(1,048,364)	(949,028)
Purchase of intangible assets	(39,713)	(57,127)
Net cash used in investing activities	(1,261,556)	(2,060,497)

Cash flows from financing activities:
Proceeds from exercise of stock options	120,141	24,000
Repurchase of employee common stock for taxes withheld	–	(245,425)
Net cash provided by (used in) financing activities	120,141	(221,425)

Net change in cash and restricted cash	16,440,338	1,982,027
Cash and restricted cash, beginning of period	55,930,404	45,572,305

Cash and restricted cash, end of period	$72,370,742	$47,554,332

Supplemental cash flow information:
Cash paid for taxes	$2,400	$–
Cash paid for interest	$2,173	$–
Operating lease right-of-use asset	$–	$4,455,271
Issuance of stock for asset acquisition	$–	$177,200
Dissolution of noncontrolling interest	$–	$263,087

	June 30, 2021	June 30, 2020
Cash and restricted cash reconciliation:
Cash	$6,615,180	$7,633,149
Restricted cash	65,755,562	39,921,183
Total cash and restricted cash	$72,370,742	$47,554,332

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

Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Impact of COVID-19 Pandemic

The outbreak of a novel coronavirus and the incidence of the related disease (COVID-19) starting in late 2019 has continued, spreading throughout the United States and much of the world beginning in the first quarter of 2020. In March 2020, the World Health Organization declared the outbreak as a pandemic. While the disruption is currently expected to be temporary, there is uncertainty around the duration given the development of new variants that appear to be spreading. The COVID-19 outbreak and the new stimulus packages signed into law during 2020 and 2021 have had, and will continue to have, an adverse effect on the Company's results of operations. While we remain cautiously optimistic and have seen improvements in our operating results, we are not back to pre-pandemic operating levels. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and variants and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

About Paysign, Inc.

Paysign, Inc. (the “Company,” “Paysign,” or “we,” formerly known as 3PEA International, Inc.) is a provider of prepaid card programs, comprehensive patient affordability offerings, digital banking services and integrated payment processing designed for businesses, consumers and government institutions. Founded in 2001 and headquartered in southern Nevada, the company creates customized, innovative payment solutions for clients across all industries, including pharmaceutical, healthcare, hospitality and retail. By using Paysign solutions, clients enjoy benefits such as lower administrative costs, streamlined operations, increased revenues, accelerated product adoption, and improved customer, employee and partner loyalty.

Built on the foundation of a powerful and reliable payments platform, Paysign’s end-to-end technologies securely enable a wide range of services, including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting and customer care. The modern cross-platform architecture is designed to be highly flexible, scalable and customizable, which delivers cost benefits and revenue-building opportunities to clients and partners.

As a full-service program manager, Paysign manages all aspects of the prepaid card lifecycle, from card design and bank approvals, production, packaging, distribution and personalization, to inventory and security controls, renewals, lost and stolen cards and card replacement. The company’s in-house, bilingual customer care is available 24/7/365 through live agents, interactive voice response (IVR), and two-way SMS alerts.

For more than 20 years major pharmaceutical and healthcare companies and multinational enterprises have relied on Paysign to provide full-service programs tailored to their unique requirements. The Company has designed and launched prepaid card programs for corporate rewards, employee incentives, consumer rebates, donor compensation, clinical trials, healthcare reimbursement payments and copay assistance.

Paysign’s expanded product offerings now include additional corporate incentive products and demand deposit accounts accessible with a debit card.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates – The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Restricted Cash – At June 30, 2021 and December 31, 2020, restricted cash consisted of funds held specifically for our card product programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

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

2.     FIXED ASSETS, NET

Fixed assets consist of the following:

	June 30, 2021	December 31, 2020
Equipment	$2,030,385	$1,888,640
Software	200,282	200,282
Furniture and fixtures	757,662	752,212
Website costs	67,816	67,816
Leasehold improvements	229,772	203,488
	3,285,917	3,112,438
Less: accumulated depreciation	1,528,399	1,263,274
Fixed assets, net	$1,757,518	$1,849,164

Depreciation expense for the three months ended June 30, 2021 and 2020 was $133,174 and $102,933, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $265,125 and $195,261, respectively. During the three months ended June 30, 2020 the Company relocated its corporate headquarters and recognized a $42,898 loss on abandonment of assets primarily related to leasehold improvements.

3.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2021	December 31, 2020
Platform	$8,526,784	$7,478,419
Customer lists and contracts	1,177,200	1,177,200
Licenses	273,995	234,282
Trademarks	38,186	38,186
	10,016,165	8,928,087
Less: accumulated amortization	6,173,960	5,229,054
Intangible assets, net	$3,842,205	$3,699,033

Intangible assets are amortized over their useful lives ranging from periods of 3 to 5 years. Amortization expense for the three months ended June 30, 2021 and 2020 was $481,008 and $403,544, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $944,905 and $813,592, respectively.

4.     LEASE

The Company entered into an operating lease for office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of June 30, 2021, the remaining lease term was 8.9 years and the discount rate was 6%. The lease for our previous office space was accounted for as a short-term lease.

Operating lease cost included in selling, general and administrative expenses was $209,056 and $424,200 for the three and six months ended June 30, 2021, respectively. Operating lease cost included in selling, general and administrative expenses was $59,889 for both the three and six months ended June 30, 2020. Short-term lease cost included in selling, general and administrative expense was $61,327 and $143,768 for the three and six months ended June 30, 2020, respectively.

The following is the lease maturity analysis of our operating lease as of June 30, 2021:

Twelve months ending June 30,

2022	$571,968
2023	571,968
2024	571,968
2025	577,688
2026	640,604
Thereafter	2,509,033
Total lease payments	5,443,229
Less: Imputed interest	(1,266,915)
Present value of future lease payments	4,176,314
Less: current portion of lease liability	(330,376)
Long-term portion of lease liability	$3,845,938

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

The opening and closing balances of the Company's contract liabilities are as follows:

	Six Months Ended June 30,
	2021	2020
Beginning balance	$48,100,951	$32,723,227
Increase (decrease), net	17,654,611	1,122,393
Ending balance	$65,755,562	$33,845,620

The amount of revenue recognized during the six months ended June 30, 2021 and 2020 that was included in the opening contract liability for prepaid cards was $1,023,055 and $844,514, respectively.

6.     COMMON STOCK

At June 30, 2021, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 51,143,382 shares of common stock issued and 50,839,932 shares of common stock outstanding, and no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three and six months ended June 30, 2021 was $540,921 and $1,777,135, respectively. Stock-based compensation expense for the three and six months ended June 30, 2020 was $600,775 and $1,324,958, respectively.

2021 Transactions: During the three and six months ended June 30, 2021 the Company issued 392,500 and 891,775 shares, respectively, of common stock for vested stock awards and the exercise of stock options and received proceeds of $9,675 and $120,141, respectively.

2020 Transactions: During the three and six months ended June 30, 2020, the Company issued -0- and 500,000 stock options valued at $2.86 per share that will vest over four years. The assumptions used in the Black Scholes option-pricing model for the 2020 options was a risk-free interest rate of 0.38%, expected volatility of 100%, dividend yield of -0- and a weighted-average expected life of 5 years. During the three and six months ended June 30, 2020 the Company also issued 337,437 and 775,995 shares of common stock, respectively, for vested stock awards and the exercise of stock options and received proceeds of $24,000. In addition, for the three months ended June 30, 2020, the Company issued 20,000 shares of common stock related to the acquisition of customer lists and contracts.

7.        BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income (loss) per common share for the six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(931,967)	$(219,234)	$(2,555,494)	$1,321,731
Denominator:
Weighted average common shares:
Denominator for basic calculation	50,748,437	49,015,686	50,551,299	48,864,424
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	–	–	–	1,901,813
Unvested restricted stock grants	–	–	–	3,776,221
Denominator for fully diluted calculation	50,748,437	49,015,686	50,551,299	54,542,458
Net income (loss) per common share:
Basic	$(0.02)	$0.00	$(0.05)	$0.03
Fully diluted	$(0.02)	$0.00	$(0.05)	$0.02

Due to the net loss for the three and six months ended June 30, 2021, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for both periods. For the three and six months ended June 30, 2021, the amount of potential common share equivalents excluded were 1,997,350 for stock options and 1,868,000 for unvested restricted stock awards. Due to the net loss for the three months ended June 30, 2020, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for the period. For the three months ended June 30, 2020, the amount of potential common share equivalents excluded were 2,868,800 for stock options and 3,428,500 for unvested restricted stock awards.

8.        COMMITMENTS AND CONTINGENCIES

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021, which Plaintiffs opposed via an opposition brief filed on April 29, 2021, to which Defendants replied on June 1, 2021. Thus, the motion is now fully briefed. The Court has not set a hearing date on the motion, or informed the parties whether it intends to entertain oral argument or rule upon the papers filed. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

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

9.        RELATED PARTY

A member of our Board of Directors is also a partner in a law firm that the Company engages for services to review regulatory filings and for various other legal matters. The Company incurred legal expense of $390,172 and $410,884 during the three and six months ended June 30, 2021, respectively, with the related party law firm. During each of the three and six months ended June 30, 2020 the Company incurred legal expense of $96,755 and $115,488, respectively, with the related party law firm.

10.        INCOME TAX BENEFIT

The effective tax rate (income tax provision (benefit) as a percentage of income (loss) before income tax provision (benefit)) was (0.1%) for the three months ended June 30, 2021, as compared to 65.9% for the three months ended June 30, 2020. The effective tax rate was (0.1%) and (63.1%) for the six months ended June 30, 2021 and 2020, respectively. The effective tax rates vary, primarily as a result of the full valuation on our deferred tax asset in the current year and the tax benefit related to our stock-based compensation and a pretax loss in the prior year period.

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

Overview

We are a provider of prepaid card programs, comprehensive patient affordability offerings, digital banking services and integrated payment processing designed for businesses, consumers and government institutions. Founded in 2001 and headquartered in southern Nevada, the company creates customized, innovative payment solutions for clients across all industries, including pharmaceutical, healthcare, hospitality and retail. By using Paysign solutions, clients enjoy benefits such as lower administrative costs, streamlined operations, increased revenues, accelerated product adoption, and improved customer, employee and partner loyalty.

Built on the foundation of a powerful and reliable payments platform, Paysign’s end-to-end technologies securely enable a wide range of services, including transaction processing, cardholder enrollment, value loading, cardholder account management, reporting and customer care. The modern cross-platform architecture is designed to be highly flexible, scalable and customizable, which delivers cost benefits and revenue-building opportunities to clients and partners.

As a full-service program manager, Paysign manages all aspects of the prepaid card lifecycle, from card design and bank approvals, production, packaging, distribution and personalization, to inventory and security controls, renewals, lost and stolen cards and card replacement. The company’s in-house, bilingual customer care is available 24/7/365 through live agents, interactive voice response (IVR), and two-way SMS alerts.

For more than 20 years major pharmaceutical and healthcare companies and multinational enterprises have relied on Paysign to provide full-service programs tailored to their unique requirements. The Company has designed and launched prepaid card programs for corporate rewards, employee incentives, consumer rebates, donor compensation, clinical trials, healthcare reimbursement payments and copay assistance.

Paysign’s expanded product offerings now include additional corporate incentive products and demand deposit accounts accessible with a debit card.

Our revenues include fees generated from cardholder fees, interchange, card program management fees, and settlement income. Revenue from cardholder fees, interchange and card program management fees is recorded when the performance obligation is fulfilled. Settlement income is recorded at the expiration of the card program.

We have two categories for our prepaid debit cards: (1) corporate and consumer reloadable cards, and (2) non-reloadable cards.

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

Currently, we are focusing our marketing efforts on corporate incentive and expense prepaid card products in various market verticals including, but not limited to, general corporate expense, healthcare related markets including co-pay assistance, clinical trials and donor compensation, loyalty rewards and incentive cards.

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

The outbreak of a novel coronavirus and the incidence of the related disease (COVID-19) starting in late 2019 has continued, spreading throughout the United States and much of the world beginning in the first quarter of 2020. In March 2020, the World Health Organization declared the outbreak as a pandemic. While the disruption is currently expected to be temporary, there is uncertainty around the duration given the development of new variants that appear to be spreading. The COVID-19 outbreak and the new stimulus packages signed into law during 2020 and 2021 have had, and will continue to have, an adverse effect on the Company's results of operations. While we remain cautiously optimistic and have seen improvements in our operating results, we are not back to pre-pandemic operating levels. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and variants and around the imposition or relaxation of protective measures, management cannot reasonably estimate the impact to the Company's future results of operations, cash flows, or financial condition.

Results of Operations

Three Months Ended June 30, 2021 and 2020

The following table summarizes our consolidated financial results:

	Three Months Ended June 30, (unaudited)		Variance
	2021	2020	$	%
Revenues
Plasma industry	$5,947,313	$4,572,439	$1,374,874	30.1%
Pharma industry	641,037	1,768,565	(1,127,528)	(63.8%	)
Other	62,940	102,061	(39,121)	(38.3%	)
Total revenues	6,651,290	6,443,065	208,225	3.2%
Cost of revenues	3,498,723	3,138,350	360,373	11.5%
Gross profit	3,152,567	3,304,715	(152,148)	(4.6%	)
Gross margin %	47.4%	51.3%

Operating expenses
Selling, general and administrative	3,474,562	3,401,501	73,061	2.1%
Loss on abandonment of assets	–	42,898	(42,898)	N/A
Depreciation and amortization	614,182	506,477	107,705	21.3%
Total operating expenses	4,088,744	3,950,876	137,868	3.5%
Loss from operations	$(936,177)	$(646,161)	$(290,016)	(44.9%	)

Net loss	$(931,967)	$(219,234)	$(712,733)	325.1%
Net margin %	(14.0% )	(3.4% )

The increase in total revenues of $208,225 for the three months ended June 30, 2021 compared to the same period in the prior year consisted primarily of a $1,374,874 increase in Plasma revenue and a $1,127,528 reduction in Pharma revenue. The increase in Plasma revenue was primarily due to an increase in plasma donations, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as COVID-19 restrictions such as donation center closures and mobility restrictions were relaxed compared to the prior year period. Pharma revenue decreased $1,127,528 primarily due to the constraining of revenue on all Pharma programs for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program.

Cost of revenues for the three months ended June 30, 2021 increased $360,373 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues increased primarily due to the increase in Plasma transactions as many of the Plasma transaction costs are variable in nature which are provided by third parties who charge us based on the number of transactions that occurred during the period.

Gross profit for the three months ended June 30, 2021 decreased $152,148 compared to the same period in the prior year resulting from the reduction in Pharma revenue, offset by an increase in Plasma revenue and the impact of a variable cost structure as described above. The decrease in gross margin resulted from a higher mix of Pharma settlement income recorded in the prior year, offset by an increase in Plasma gross margin.

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2021 increased $73,061 or 2.1% compared to the same period in the prior year and consisted primarily of an increase in compensation and benefits of $80,500, a decrease in stock-based compensation of $60,000, an increase in outside professional services for tax, audit and consultants of $40,000, an increase in licensing and insurance of $97,000, a decrease in technologies and telecom of $40,000, an increase in rent, utilities, and maintenance of $94,000 related to a new office lease entered into in June 2020, an increase in travel of $68,000, and a decrease in other operating expenses of $56,700.

Depreciation and amortization expense for the three months ended June 30, 2021 increased $107,705 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software and equipment, continued enhancements to our platform, and new furniture and fixtures and leasehold improvements associated with the new building we moved into in June 2020.

For the three months ended June 30, 2021 we recorded a loss from operations of $936,177 representing a net decrease of $290,016 compared to the same period last year related to the aforementioned factors.

Other income for the three months ended June 30, 2021 increased $1,880 related to an increase in interest income due to higher average outstanding restricted cash bank balances primarily from the increase in our Plasma business.

The effective tax rate was (0.1%) and 65.9% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rates vary, primarily as a result of the full valuation on our deferred tax asset in the current year and the tax benefit related to our stock-based compensation and a pretax loss in the prior year period.

The net loss for the three months ended June 30, 2021 was $931,967, a $712,733 greater loss compared to the net loss of $219,234 for the three months ended June 30, 2020. The overall change in net loss relates to the aforementioned factors.

Six Months Ended June 30, 2021 and 2020

The following table summarizes our consolidated financial results:

	Six Months Ended June 30, (unaudited)		Variance
	2021	2020	$	%
Revenues
Plasma industry	$11,330,464	$11,915,849	$(585,385)	(4.9%	)
Pharma industry	1,523,867	4,788,942	(3,265,075)	(68.2%	)
Other	76,387	314,747	(238,360)	(75.7%	)
Total revenues	12,930,718	17,019,538	(4,088,820)	(24.0%	)
Cost of revenues	6,946,345	7,993,870	(1,047,525)	(13.1%	)
Gross profit	5,984,373	9,025,668	(3,041,295)	(33.7%	)
Gross margin %	46.3%	53.0%

Operating expenses
Selling, general and administrative	7,339,548	7,228,825	110,723	1.5%
Loss on abandonment of assets	–	42,898	(42,898)	N/A
Depreciation and amortization	1,210,030	1,008,853	201,177	19.9%
Total operating expenses	8,549,578	8,280,576	269,002	3.2%
Income (loss) from operations	$(2,565,205)	$745,092	$(3,310,297)	N/A

Net income (loss)	$(2,555,494)	$1,321,731	$(712,733)	N/A
Net margin %	(19.8% )	7.8%

The decrease in total revenues of $4,088,820 for the six months ended June 30, 2021 compared to the same period in the prior year consisted primarily of a $585,385 reduction in Plasma revenue and a $3,265,075 reduction in Pharma revenue. The decrease in Plasma revenue was primarily due to a decrease in plasma donations, and, consequently, dollars loaded to cards and cardholder fees, which were significantly impacted by COVID-19 related donation center closures and mobility restrictions during the first quarter of 2021 compared to the same period in the prior year. Pharma revenue decreased $3,265,075 primarily due to the constraining of revenue on all Pharma programs for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. In addition, Pharma programs were also negatively impacted by COVID-19 as new pharmaceutical medicines were delayed and individuals limited their exposure to pharmacies and doctor offices.

Cost of revenues for the six months ended June 30, 2021 decreased $1,047,525 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues decreased primarily due to the decline in Plasma transactions during the first quarter of 2021 compared to the same period in the prior year as many of the Plasma transaction costs are variable in nature which are provided by third-parties who charge us based on the number of transactions that occurred during the period.

Gross profit for the six months ended June 30, 2021 decreased $3,041,295 compared to the same period in the prior year resulting from the reduction in Plasma and Pharma revenue, and the associated cost of sales as described above. The decrease in gross margin resulted from the lower revenue conversion rate and an unfavorable cost of revenue rate variance resulting from the portion of our cost of revenues that are fixed in nature.

SG&A for the six months ended June 30, 2021 increased $110,723 or 1.5% compared to the same period in the prior year and consisted primarily of an increase in compensation and benefits of $255,000, a decrease in stock-based compensation of $148,000, an increase in professional services for tax, audit and consultants of $139,000, an increase in licensing and insurance of $97,000, a decrease in technologies and telecom of $91,000, an increase in rent, utilities, and maintenance of $235,000 related to a new office lease entered into in June 2020, a decrease in travel of $21,500, and a decrease in other operating expenses of $203,000.

Depreciation and amortization expense for the six months ended June 30, 2021 increased $201,177 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software and equipment, continued enhancements to our platform, and new furniture and fixtures and leasehold improvements associated with the new building we moved into in June 2020.

For the six months ended June 30, 2021 we recorded a loss from operations of $2,565,205 representing a net decrease of $3,310,297 compared to the same period last year related to the aforementioned factors.

Other income for the six months ended June 30, 2021 decreased $53,180 related to a decrease in interest income primarily from lower average outstanding restricted cash bank balances due to a decline in our Plasma business and better program management by third parties on our Pharma programs.

The effective tax rate was (0.1%) and (63.1%) for the six months ended June 30, 2021 and 2020, respectively. The effective tax rates vary, primarily as a result of the full valuation on our deferred tax asset in the current year and the tax benefit related to our stock-based compensation and a pretax loss in the prior year period.

The net loss for the six months ended June 30, 2021 was $2,555,494 compared to net income of $1,321,731 for the six months ended June 30, 2020, a $3,877,225 decrease. The overall change in net income (loss) relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume loaded on cards was $246 million and $183 million for the three months ended June 30, 2021 and 2020, respectively. That gross dollar volume was $523 million and $509 million for the six months ended June 30, 2021 and 2020, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards – Comprised of revenues, gross profit and net income conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income (loss), respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income. Our total revenue conversion rates for the three months ended June 30, 2021 and 2020 were 2.70% or 270 basis points (“bps”), and 3.52% or 352 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended June 30, 2021 and 2020 were 1.28% or 128 bps, and 1.81% or 181 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the three months ended June 30, 2021 and 2020 were (0.38)% or (38) bps, and (0.12)% or (12) bps, respectively, of gross dollar volume loaded on cards. Our total revenue conversion rates for the six months ended June 30, 2021 and 2020 were 2.47% or 247 bps, and 3.34% or 334 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the six months ended June 30, 2021 and 2020 were 1.14% or 114 bps, and 1.77% or 177 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the six months ended June 30, 2021 and 2020 were (0.49)% or (49) bps, and 0.26% or 26 bps, respectively, of gross dollar volume loaded on cards.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of adjusted EBITDA to net income:
Net income (loss)	$(931,967)	$(219,234)	$(2,555,494)	$1,321,731
Income tax provision (benefit)	800	(423,797)	2,400	(511,348)
Interest income	(5,010)	(3,130)	(12,111)	(65,291)
Depreciation and amortization	614,182	506,477	1,210,030	1,008,853
EBITDA	(321,995)	(139,684)	(1,355,175)	1,753,945
Loss on abandonment of assets	–	42,898	–	42,898
Stock-based compensation	540,921	600,775	1,177,135	1,324,958
Adjusted EBITDA	$218,926	$503,989	$(178,040)	$3,121,801

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Six Months Ended June 30, (unaudited)
	2021	2020
Net cash provided by operating activities	$17,581,753	$4,263,949
Net cash used in investing activities	(1,261,556)	(2,060,497)
Net cash provided by (used in) financing activities	120,141	(221,425)
Net increase in cash and restricted cash	$16,440,338	$1,982,027

Comparison of Six Months Ended June 30, 2021 and 2020

During the six months ended June 30, 2021 and 2020, we financed our operations through internally generated funds.

Cash provided by operating activities increased $13,317,804 for the six months ended June 30, 2021, as compared to the same period in the prior year. The increase is primarily due to an increase in cash flows from changes in operating assets and liabilities, particularly the customer card funding liability, offset by the decrease in net income (loss). The increase in the cash provided by the customer card funding liability is mainly due to the increase in customer card funding restricted cash during the period.

Cash used in investing activities decreased $798,941 for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The change between periods was primarily attributed to a decrease in purchases of fixed assets during the current period. Fixed asset purchases in the prior year period were related to our office relocation.

Cash provided by financing activities was $120,141 for the six months ended June 30, 2021 as compared to cash used in financing activities of $221,425 the six months ended June 30, 2020. Cash provided by financing activities in the 2021 period consisted of cash received from the exercise of employee stock options totaling $120,141. Cash used in financing activities for the 2020 period related to $245,425 for the repurchase of stock for taxes withheld offset by cash received from the exercise of stock options totaling $24,000.

Sources of Liquidity

We believe that our available cash on hand, excluding restricted cash, at June 30, 2021 of $6,615,180, along with our forecast for revenues and cash flows for the remainder of the year and for 2022, will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et. al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021, which Plaintiffs opposed via an opposition brief filed on April 29, 2021, to which Defendants replied on June 1, 2021. Thus, the motion is now fully briefed. The Court has not set a hearing date on the motion, or informed the parties whether it intends to entertain oral argument or rule upon the papers filed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2021, we issued, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, a total of 390,000 shares of common stock for restricted stock shares previously earned and vested as well as 2,500 shares of common stock for stock options exercised.

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYSIGN, INC.

Date: August 11, 2021	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: August 11, 2021	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

