Form 10-Q
period 2021-09-30
Paysign, Inc.
filed 2021-11-10
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,691,932 shares as of November 5, 2021.

PAYSIGN, INC.

FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020 (Audited)
ASSETS
Current assets
Cash	$6,926,969	$7,829,453
Restricted cash	63,260,491	48,100,951
Accounts receivable	1,680,441	654,859
Prepaid expenses and other current assets	1,543,355	1,375,364
Total current assets	73,411,256	57,960,627

Fixed assets, net	1,733,853	1,849,164
Intangible assets, net	4,037,219	3,699,033
Operating lease right-of-use asset	4,007,571	4,324,682

Total assets	$83,189,899	$67,833,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,451,411	$2,162,256
Operating lease liability, current portion	335,357	320,636
Customer card funding	63,260,491	48,100,951
Total current liabilities	67,047,259	50,583,843

Operating lease liability, long term portion	3,760,208	4,013,598

Total liabilities	70,807,467	54,597,441
Commitments and contingencies (Note 8)	–	–
Stockholders' equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 51,636,382 and 50,251,607 issued at September 30, 2021 and December 31, 2020, respectively	51,636	50,252
Additional paid-in capital	16,360,373	14,388,890
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(3,879,577)	(1,053,077)
Total stockholders' equity	12,382,432	13,236,065

Total liabilities and stockholders' equity	$83,189,899	$67,833,506

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Plasma industry	$7,035,546	$5,186,566	$18,366,010	$17,102,415
Pharma industry	660,331	(5,383,887)	2,184,198	(594,945)
Other	71,312	44,780	147,699	359,527
Total revenues	7,767,189	(152,541)	20,697,907	16,866,997

Cost of revenues	3,797,919	3,281,888	10,744,264	11,275,758

Gross profit	3,969,270	(3,434,429)	9,953,643	5,591,239

Operating expenses
Selling, general and administrative	3,618,071	4,070,211	10,957,619	11,299,036
Impairment of intangible asset	–	382,414	–	382,414
Loss on abandonment of assets	–	–	–	42,898
Depreciation and amortization	628,324	537,792	1,838,354	1,546,645
Total operating expenses	4,246,395	4,990,417	12,795,973	13,270,993

Loss from operations	(277,125)	(8,424,846)	(2,842,330)	(7,679,754)

Other income (expense)
Interest income, net	6,119	12,184	18,230	77,475

Loss before income tax provision (benefit)	(271,006)	(8,412,662)	(2,824,100)	(7,602,279)
Income tax provision (benefit)	–	(2,260,527)	2,400	(2,771,875)

Net loss	$(271,006)	$(6,152,135)	$(2,826,500)	$(4,830,404)

Net loss per share
Basic	$(0.01)	$(0.12)	$(0.06)	$(0.10)
Diluted	$(0.01)	$(0.12)	$(0.06)	$(0.10)

Weighted average common shares
Basic	51,154,725	49,433,473	50,754,652	49,055,492
Diluted	51,154,725	49,433,473	50,754,652	49,055,492

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit	Equity
Balance, December 31, 2020	50,251,607	$50,252	$14,388,890	$(150,000)	$(1,053,077)	$13,236,065

Stock issued upon vesting of restricted stock	466,689	467	(467)	–	–	–
Exercise of stock options	32,586	32	110,434	–	–	110,466
Stock-based compensation	–	–	636,214	–	–	636,214
Net loss	–	–	–	–	(1,623,527)	(1,623,527)
Balance, March 31, 2021	50,750,882	50,751	15,135,071	(150,000)	(2,676,604)	12,359,218

Stock issued upon vesting of restricted stock	390,000	390	(390)	–	–	–
Exercise of stock options	2,500	2	9,673	–	–	9,675
Stock-based compensation	–	–	540,921	–	–	540,921
Net loss	–	–	–	–	(931,967)	(931,967)
Balance, June 30, 2021	51,143,382	51,143	15,685,275	(150,000)	(3,608,571)	11,977,847

Stock issued upon vesting of restricted stock	463,000	463	(463)	–	–	–
Exercise of stock options	30,000	30	71,970	–	–	72,000
Stock-based compensation	–	–	603,591	–	–	603,591
Net loss	–	–	–	–	(271,006)	(271,006)
Balance, September 30, 2021	51,636,382	$51,636	$16,360,373	$(150,000)	$(3,879,577)	$12,382,432

	Stockholders' Equity Attributable to Paysign, Inc.
			Additional	Treasury		Non-
	Common Stock		Paid-in	Stock	Retained	controlling	Total
	Shares	Amount	Capital	Amount	Earnings	Interest	Equity
Balance, December 31, 2019	48,577,712	$48,578	$11,577,539	$(150,000)	$8,088,485	$(263,087)	$19,301,515

Stock issued upon vesting of restricted stock	428,558	428	(428)	–	–	–	–
Exercise of stock options	10,000	10	23,990	–	–	–	24,000
Stock-based compensation	–	–	724,183	–	–	–	724,183
Dissolution of Paysign, Ltd. Subsidiary	–	–	(263,087)	–	–	263,087	–
Net income	–	–	–	–	1,540,965	–	1,540,965
Balance, March 31, 2020	49,016,270	49,016	12,062,197	(150,000)	9,629,450	–	21,590,663

Stock issued upon vesting of restricted stock	337,437	338	(338)	–	–	–	–
Repurchase of employee common stock for taxes withheld	–	–	(245,425)	–	–	–	(245,425)
Stock-based compensation	–	–	600,775	–	–	–	600,775
Issuance of stock for acquisition of contract assets	20,000	20	177,180	–	–	–	177,200
Net loss	–	–	–	–	(219,234)	–	(219,234)
Balance, June 30, 2020	49,373,707	49,374	12,594,389	(150,000)	9,410,216	–	21,903,979

Stock issued upon vesting of restricted stock	457,000	457	(457)	–	–	–	–
Exercise of stock options	58,200	58	139,622	–	–	–	139,680
Stock-based compensation	–	–	798,849	–	–	–	798,849
Net loss	–	–	–	–	(6,152,135)	–	(6,152,135)
Balance, September 30, 2020	49,888,907	$49,889	$13,532,403	$(150,000)	$3,258,081	$–	$16,690,373

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,826,500)	$(4,830,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,838,354	1,546,645
Stock-based compensation expense	1,780,726	2,123,807
Noncash lease expense	317,111	83,274
Impairment of intangible asset	–	382,414
Loss on abandonment of assets	–	42,898
Deferred income taxes	–	(2,760,226)
Changes in operating assets and liabilities:
Accounts receivable	(1,025,582)	99,793
Prepaid expenses and other current assets	(167,991)	48,387
Accounts payable and accrued liabilities	1,194,607	594,678
Operating lease liability	(238,669)	(43,832)
Customer card funding	15,159,540	15,291,372
Net cash provided by operating activities	16,031,596	12,578,806

Cash flows from investing activities:
Purchase of fixed assets	(189,562)	(1,096,591)
Capitalization of internally developed software	(1,718,638)	(1,403,470)
Purchase of intangible assets	(58,481)	(57,127)
Net cash used in investing activities	(1,966,681)	(2,557,188)

Cash flows from financing activities:
Proceeds from exercise of stock options	192,141	163,680
Repurchase of employee common stock for taxes withheld	–	(245,425)
Net cash provided by (used in) financing activities	192,141	(81,745)

Net change in cash and restricted cash	14,257,056	9,939,873
Cash and restricted cash, beginning of period	55,930,404	45,572,305

Cash and restricted cash, end of period	$70,187,460	$55,512,178

Supplemental cash flow information:
Cash paid for taxes	$2,400	$–
Cash paid for interest	$3,704	$–
Fixed assets acquired through accounts payable	$94,549	$–
Operating lease right-of-use asset and operating lease liability	$–	$4,455,271
Issuance of stock for asset acquisition	$–	$177,200
Dissolution of noncontrolling interest	$–	$263,087

	September 30, 2021	September 30, 2020
Cash and restricted cash reconciliation:
Cash	$6,926,969	$7,497,579
Restricted cash	63,260,491	48,014,599
Total cash and restricted cash	$70,187,460	$55,512,178

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

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Impact of COVID-19 Pandemic

The coronavirus (COVID-19) pandemic, which started in late 2019 and reached the United States in early 2020, continues to significantly impact the economy of the United States and the rest of the world. While the disruption appears to be mitigating due to the availability of vaccines and other factors, the ultimate duration and severity of the pandemic remain uncertain, particularly given the development of new variants that continue to spread. The COVID-19 outbreak caused plasma center closures, and the stimulus packages signed into law during 2020 and 2021 reduced the incentive for individuals to donate plasma for supplementary income. Those developments have had and will continue to have an adverse impact on the Company’s results of operations. While we remain cautiously optimistic and have seen improvements in our operating results, we cannot foresee how long it may take the Company to attain pre-pandemic operating levels as COVID-19 related labor shortages at plasma donation centers, border closures, and other effects continue to weigh on the Company’s results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and variants and around the imposition or relaxation of protective measures, management cannot at this time estimate with reasonable accuracy COVID-19’s further impact on the Company’s results of operations, cash flows or financial condition.

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

Reclassifications – Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statement presentations.

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

Restricted Cash – At September 30, 2021 and December 31, 2020, restricted cash consisted of funds held specifically for our card product programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

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

Intangible assets with a finite life are amortized on a straight-line basis over its estimated useful life.

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

Plasma and Pharma card program revenues include both fixed and variable components. Our cardholder fees represent an obligation to the cardholder based on a per transaction basis and recognized at a point in time when the performance obligation is fulfilled. Card program management fees include an obligation to our card program sponsors and are generally recognized when earned on a monthly basis and paid pursuant to the contract terms which are generally multi-year contracts. The Company uses the output method to recognize card program management fee revenue at the amount of consideration to which an entity has a right to invoice. The services are transferred to the customer when the performance obligation is completed which the Company determined to be monthly. Interchange fees are earned when customer-issued cards are processed through card payment networks as the nature of our promise to the customer is that we stand ready to process transactions at the customer’s requests on a daily basis over the contract term. Since the timing and quantity of transactions to be processed by us is not determinable, we view interchange fees to comprise an obligation to stand ready to process as many transactions as the customer requests. Accordingly, the promise to stand ready is accounted for as a single series performance obligation. The Company uses the right to invoice practical expedient and recognizes interchange fee revenue concurrent with the processing of card transactions. Interchange fees are settled in accordance with the card payment network terms and condition.

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

New Accounting Pronouncements – In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this new standard on January 1, 2021 and there was no material impact on its condensed consolidated financial statements.

2.     FIXED ASSETS, NET

Fixed assets consist of the following:

	September 30, 2021	December 31, 2020
Equipment	$2,082,533	$1,888,640
Software	257,610	200,282
Furniture and fixtures	757,662	752,212
Website costs	68,971	67,816
Leasehold improvements	229,772	203,488
	3,396,548	3,112,438
Less: accumulated depreciation	1,662,695	1,263,274
Fixed assets, net	$1,733,853	$1,849,164

Depreciation expense for the three months ended September 30, 2021 and 2020 was $134,296 and $115,778, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $399,421 and $311,039, respectively. During the nine months ended September 30, 2020 the Company relocated its corporate headquarters and recognized a $42,898 loss on abandonment of assets primarily related to leasehold improvements.

3.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2021	December 31, 2020
Platform	$9,279,844	$7,478,419
Customer lists and contracts	1,177,200	1,177,200
Licenses	209,282	234,282
Trademarks	38,186	38,186
	10,704,512	8,928,087
Less: accumulated amortization	6,667,293	5,229,054
Intangible assets, net	$4,037,219	$3,699,033

Amortization expense for the three months ended September 30, 2021 and 2020 was $494,028 and $422,014, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $1,438,933 and $1,235,606, respectively.

During the three months ended September 30, 2020 the Company reviewed the carrying value of acquisition costs related to a business license and determined that there was an impairment necessary as the efforts to acquire the license had been suspended. As the impairment was deemed other than temporary, the impairment of $382,414 was recorded during the third quarter of 2020.

4.     LEASE

The Company entered into an operating lease for office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of September 30, 2021, the remaining lease term was 8.7 years and the discount rate was 6%. The lease for our previous office space was accounted for as a short-term lease.

Operating lease cost included in selling, general and administrative expenses was $189,950 and $614,150 for the three and nine months ended September 30, 2021, respectively. Operating lease cost included in selling, general and administrative expenses was $218,412 and $278,302 for the three and nine months ended September 30, 2020. Cash paid for operating lease was $142,992 and $132,992 for the three months ended September 30, 2021 and 2020, respectively. Cash paid for operating lease was $428,972 and $323,648 for the nine months ended September 30, 2021 and 2020, respectively. Short-term lease cost included in selling, general and administrative expense was $143,768 for the nine months ended September 30, 2020.

The following is the lease maturity analysis of our operating lease as of September 30, 2021:

Twelve months ending September 30,

2022	$571,968
2023	571,968
2024	571,968
2025	594,847
2026	640,604
Thereafter	2,348,882
Total lease payments	5,300,237
Less: Imputed interest	(1,204,672)
Present value of future lease payments	4,095,565
Less: current portion of lease liability	(335,357)
Long-term portion of lease liability	$3,760,208

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

The opening and closing balances of the Company's contract liabilities are as follows:

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$48,100,951	$32,723,227
Increase (decrease), net	15,159,540	15,291,372
Ending balance	$63,260,491	$48,014,599

The amount of revenue recognized during the nine months ended September 30, 2021 and 2020 that was included in the opening contract liability for prepaid cards was $1,023,055 and $844,514, respectively.

6.     COMMON STOCK

At September 30, 2021, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 51,636,382 shares of common stock issued and 51,332,932 shares of common stock outstanding, and no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three and nine months ended September 30, 2021 was $603,591 and $1,780,726, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2020 was $798,849 and $2,123,807, respectively.

2021 Transactions: During the three and nine months ended September 30, 2021 the Company issued 493,000 and 1,384,775 shares, respectively, of common stock for vested stock awards and the exercise of stock options and received proceeds of $72,000 and $192,141, respectively.

2020 Transactions: During the three and nine months ended September 30, 2020, the Company issued -0- and 500,000 stock options valued at $2.86 per share that will vest over four years. The assumptions used in the Black Scholes option-pricing model for the 2020 options was a risk-free interest rate of 0.38%, expected volatility of 100%, dividend yield of -0- and a weighted-average expected life of five years. During the three and nine months ended September 30, 2020 the Company also issued 515,200 and 1,291,195 shares of common stock, respectively, for restricted stock awards previously granted, earned and vested, and for the exercise of vested stock options and received proceeds of $139,680 and $163,680, respectively. In addition, for the nine months ended September 30, 2020, the Company issued 20,000 shares of common stock related to the acquisition of customer lists and contracts valued at $8.86 per share.

7.        BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net loss per common share for the nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(271,006)	$(6,152,135)	$(2,826,500)	$(4,830,404)
Denominator:
Weighted average common shares:
Denominator for basic calculation	51,154,725	49,433,473	50,754,652	49,055,492
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	–	–	–	–
Unvested restricted stock grants	–	–	–	–
Denominator for fully diluted calculation	51,154,725	49,433,473	50,754,652	49,055,492
Net loss per common share:
Basic	$(0.01)	$(0.12)	$(0.06)	$(0.10)
Fully diluted	$(0.01)	$(0.12)	$(0.06)	$(0.10)

Due to the net loss for the three and nine months ended September 30, 2021, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for both periods. For the three and nine months ended September 30, 2021, the amount of potential common share equivalents excluded were 1,923,200 for stock options and 1,530,000 for unvested restricted stock awards. Due to the net loss for the three and nine months ended September 30, 2020, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for the period. For the three and nine months ended September 30, 2020, the amount of potential common share equivalents excluded were 2,746,400 for stock options and 3,075,500 for unvested restricted stock awards.

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

9.        RELATED PARTY

A member of our Board of Directors is also a partner in a law firm that the Company engages for services to review regulatory filings and for various other legal matters. The Company incurred legal expense of $28,366 and $439,250 during the three and nine months ended September 30, 2021, respectively, with the related party law firm. During each of the three and nine months ended September 30, 2020 the Company incurred legal expense of $429,380 and $544,868, respectively, with the related party law firm.

10.        INCOME TAX BENEFIT

The effective tax rate (income tax provision (benefit) as a percentage of loss before income tax provision (benefit)) was 0.0% for the three months ended September 30, 2021, as compared to 26.9% for the three months ended September 30, 2020. The effective tax rate was (0.1%) and 36.5% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rates vary, primarily as a result of the full valuation on our deferred tax asset in the current year and the tax benefit related to our stock-based compensation and a pretax loss in the prior year period.

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

The coronavirus (COVID-19) pandemic, which started in late 2019 and reached the United States in early 2020, continues to significantly impact the economy of the United States and the rest of the world. While the disruption appears to be mitigating due to the availability of vaccines and other factors, the ultimate duration and severity of the pandemic remain uncertain, particularly given the development of new variants that continue to spread. The COVID-19 outbreak caused plasma center closures, and the stimulus packages signed into law during 2020 and 2021 reduced the incentive for individuals to donate plasma for supplementary income. Those developments have had and will continue to have an adverse impact on the Company’s results of operations. While we remain cautiously optimistic and have seen improvements in our operating results, we cannot foresee how long it may take the Company to attain pre-pandemic operating levels as COVID-19 related labor shortages at plasma donation centers, border closures, and other effects continue to weigh on the Company’s results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and variants and around the imposition or relaxation of protective measures, management cannot at this time estimate with reasonable accuracy COVID-19’s further impact on the Company’s results of operations, cash flows or financial condition.

Results of Operations

Three Months Ended September 30, 2021 and 2020

The following table summarizes our consolidated financial results:

	Three Months Ended September 30, (unaudited)		Variance
	2021	2020	$	%
Revenues
Plasma industry	$7,035,546	$5,186,566	$1,848,980	35.6%
Pharma industry	660,331	(5,383,887)	6,044,218	NA
Other	71,312	44,780	26,532	59.2%
Total revenues	7,767,189	(152,541)	7,919,730	NA
Cost of revenues	3,797,919	3,281,888	516,031	15.7%
Gross profit	3,969,270	(3,434,429)	7,403,699	NA
Gross margin %	51.1%	(2,251.5% )

Operating expenses
Selling, general and administrative	3,618,071	4,070,211	(452,140)	(11.1%	)
Impairment of intangible asset	–	382,414	(382,414)	(100.0%	)
Depreciation and amortization	628,324	537,792	90,532	16.8%
Total operating expenses	4,246,395	4,990,417	(744,022)	(14.9%	)
Loss from operations	$(277,125)	$(8,424,846)	$8,147,721	(96.7%	)

Net loss	$(271,006)	$(6,152,135)	$5,881,129	(95.6%	)
Net margin %	(3.5% )	(4,033.1% )

The increase in total revenues of $7,919,730 for the three months ended September 30, 2021 compared to the same period in the prior year consisted primarily of a $1,848,980 increase in Plasma revenue and a $6,044,218 increase in Pharma revenue. The increase in Plasma revenue was primarily due to an increase in plasma donations, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as COVID-19 restrictions such as donation center closures, mobility restrictions and Federal government stimulus measures were relaxed compared to the prior year period. The increase in Pharma revenue was primarily due to the constraining of revenue on all Pharma programs for settlement income whereby the unspent balances are recognized as revenue at the expiration of the cards and the respective program and the launch of seven new Pharma programs in 2021.

Cost of revenues for the three months ended September 30, 2021 increased $516,031 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues increased primarily due to the increase in Plasma transactions as many of the Plasma transaction costs are variable in nature which are provided by third parties who charge us based on the number of transactions that occurred during the period.

Gross profit for the three months ended September 30, 2021 increased $7,403,699 compared to the same period in the prior year resulting from the increase in Plasma and Pharma revenue and the impact of a variable cost structure as described above. The increase in gross margin resulted from continued revenue growth and operating leverage of our Plasma business coupled with positive Pharma revenue versus the prior year.

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2021 decreased $452,140 or 11.1% compared to the same period in the prior year and consisted primarily of an increase in compensation and benefits of $179,000, a decrease in stock-based compensation of $195,250, a decrease in outside professional services for tax, audit and consultants of $342,250, an increase in insurance of $72,500, a decrease in technologies and telecom of $16,250, a decrease in rent, utilities, and maintenance of $29,500, an increase in travel of $32,000, and an increase in other operating expenses of $94,000.

Impairment of intangible asset for the three months ended September 30, 2021 declined by $382,414 compared to the same period in the prior year as this was a non-recurring impairment taken in the third quarter of 2020.

Depreciation and amortization expense for the three months ended September 30, 2021 increased $90,532 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software and equipment, continued enhancements to our platform, and new furniture and fixtures and leasehold improvements associated with the new building we moved into in June 2020.

For the three months ended September 30, 2021 we recorded a loss from operations of $277,125 representing a net increase of $8,147,721 compared to the same period last year related to the aforementioned factors.

Other income for the three months ended September 30, 2021 decreased $6,065 related to lower interest income received from our sponsor bank and interest expense related to the financing of insurance premiums.

The effective tax rate for the three months ended September 30, 2021 was zero percent primarily as a result of the tax benefit related to our stock-based compensation and the full valuation on our deferred tax asset in the current year. We recorded an income tax benefit of $2,260,527 for the three months ended September 30, 2020 due to the tax benefit related to our stock-based compensation and pretax loss from operations during the same period.

The net loss for the three months ended September 30, 2021 was $271,006, an improvement of $5,881,129 compared to the net loss of $6,152,135 for the three months ended September 30, 2020. The overall change in net loss relates to the aforementioned factors.

Nine Months Ended September 30, 2021 and 2020

The following table summarizes our consolidated financial results:

	Nine Months Ended September 30, (unaudited)		Variance
	2021	2020	$	%
Revenues
Plasma industry	$18,366,010	$17,102,415	$1,263,595	7.4%
Pharma industry	2,184,198	(594,945)	2,779,143	NA
Other	147,699	359,527	(211,828)	(58.9%	)
Total revenues	20,697,907	16,866,997	3,830,910	22.7%
Cost of revenues	10,744,264	11,275,758	(531,494)	(4.7%	)
Gross profit	9,953,643	5,591,239	4,362,404	78.0%
Gross margin %	48.1%	33.1%

Operating expenses
Selling, general and administrative	10,957,619	11,299,036	(341,417)	(3.0%	)
Impairment of intangible asset	–	382,414	(382,414)	(100.0%	)
Loss on abandonment of assets	–	42,898	(42,898)	(100.0%	)
Depreciation and amortization	1,838,354	1,546,645	291,709	18.9%
Total operating expenses	12,795,973	13,270,993	(475,020)	(3.6%	)
Income (loss) from operations	$(2,842,330)	$(7,679,754)	$4,837,424	(63.0%	)

Net income (loss)	$(2,826,500)	$(4,830,404)	$2,003,904	(41.5%	)
Net margin %	(13.7% )	(28.6% )

The increase in total revenues of $3,830,910 for the nine months ended September 30, 2021 compared to the same period in the prior year consisted primarily of an increase in Plasma revenue of $1,263,595 and an increase in Pharma revenue of $2,779,143, reduced by a decline in Other revenue of $211,828. The increase in Plasma revenue was primarily due to an increase in plasma donations, and, consequently, dollars loaded to cards and cardholder fees, which have improved year-over-year in the second and third quarters of 2021 as COVID-19 restrictions such as donation center closures, mobility restrictions and Federal government stimulus measures were relaxed compared to the prior year periods. Pharma revenue increased $2,779,143 primarily due to the constraining of revenue on all Pharma programs for settlement income in the third quarter of 2020 whereby the unspent balances are recognized as revenue at the expiration of the cards and the respective program. Additionally, we have launched seven new Pharma programs in 2021. Lastly, Pharma programs were also negatively impacted by COVID-19 as new pharmaceutical medicines were delayed and individuals limited their exposure to pharmacies and doctor offices. As COVID-19 restrictions have abated, individuals have returned to pharmacies and doctor offices and acquiring pharmaceutical medicines for treatments.

Cost of revenues for the nine months ended September 30, 2021 decreased $531,494 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues decreased primarily due to operating leverage inherent in our Plasma business as many of the Plasma fees deliver a greater revenue contribution versus the costs that are provided by third-parties who charge us based on the number of transactions that occurred during the period.

Gross profit for the nine months ended September 30, 2021 increased $4,362,404 compared to the same period in the prior year resulting from the increase in Plasma and Pharma revenue, and the associated cost of sales as described above. The increase in gross margin for the nine months ended September 30, 2021 to 48.1% versus 33.1% for the same period in the prior year resulted from the higher revenue conversion rate and a favorable cost of revenue rate variance resulting from the portion of our cost of revenues that are fixed in nature.

SG&A for the nine months ended September 30, 2021 decreased $341,417 or 3.0% compared to the same period in the prior year and consisted primarily of an increase in compensation and benefits of $434,500, a decrease in stock-based compensation of $343,000, a decrease in professional services for tax, audit and consultants of $203,000, an increase in insurance of $170,000, a decrease in technologies and telecom of $107,000, an increase in rent, utilities, and maintenance of $205,500 related to a new office lease entered into in June 2020, an increase in travel of $10,500, and a decrease in other operating expenses of $66,250.

Impairment of intangible asset for the nine months ended September 30, 2021 declined by $382,414 compared to the same period in the prior year as this was a non-recurring impairment taken in the third quarter of 2020. Loss on abandonment of assets for the nine months ended September 30, 2021 declined by $42,898 compared to the same period in the prior year as this was a non-recurring loss taken in the second quarter of 2020.

Depreciation and amortization expense for the nine months ended September 30, 2021 increased $291,709 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software and equipment, continued enhancements to our platform, and new furniture and fixtures and leasehold improvements associated with the new building we moved into in June 2020.

For the nine months ended September 30, 2021 we recorded a loss from operations of $2,842,330 representing a net increase of $4,837,424 compared to the same period last year related to the aforementioned factors.

Other income for the nine months ended September 30, 2021 decreased $59,245 related to lower interest income received from our sponsor bank and interest expense related to the financing of insurance premiums.

The effective tax rate was (0.1%) and 36.5% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rates vary, primarily as a result of the tax benefit related to our stock-based compensation and the full valuation on our deferred tax asset in the current year. We recorded an income tax benefit of $2,771,875 for the nine months ended September 30, 2020 due to the tax benefit related to our stock-based compensation and pretax loss from operations during the same period.

The net loss for the nine months ended September 30, 2021 was $2,826,500 compared to a net loss of $4,830,404 for the nine months ended September 30, 2020, a $2,003,904 increase. The overall change in net loss relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume loaded on cards was $265 million and $213 million for the three months ended September 30, 2021 and 2020, respectively. That gross dollar volume was $788 million and $722 million for the nine months ended September 30, 2021 and 2020, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards – Comprised of revenues, gross profit and net income conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income (loss), respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income. Our total revenue conversion rates for the three months ended September 30, 2021 and 2020 were 2.93% or 293 basis points (“bps”), and (0.07)% or (7) bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended September 30, 2021 and 2020 were 1.50% or 150 bps, and (1.61)% or (161) bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the three months ended September 30, 2021 and 2020 were (0.10)% or (10) bps, and (2.89)% or (289) bps, respectively, of gross dollar volume loaded on cards. Our total revenue conversion rates for the nine months ended September 30, 2021 and 2020 were 2.63% or 263 bps, and 2.34% or 234 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the nine months ended September 30, 2021 and 2020 were 1.26% or 126 bps, and 0.77% or 77 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the nine months ended September 30, 2021 and 2020 were (0.36)% or (36) bps, and (0.67)% or (67) bps, respectively, of gross dollar volume loaded on cards.

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

“EBITDA” is defined as earnings before interest, income taxes, and depreciation and amortization expense and "Adjusted EBITDA" reflects the adjustment to EBITDA to exclude stock-based compensation expense, impairment of intangible asset, and loss on abandonment of assets. A reconciliation of net loss to Adjusted EBITDA is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of adjusted EBITDA to net loss:
Net loss	$(271,006)	$(6,152,135)	$(2,826,500)	$(4,830,404)
Income tax provision (benefit)	–	(2,260,527)	2,400	(2,771,875)
Interest income, net	(6,119)	(12,184)	(18,230)	(77,475)
Depreciation and amortization	628,324	537,792	1,838,354	1,546,645
EBITDA	351,199	(7,887,054)	(1,003,976)	(6,133,109)
Impairment of intangible asset	–	382,414	–	382,414
Loss on abandonment of assets	–	–	–	42,898
Stock-based compensation	603,591	798,849	1,780,726	2,123,807
Adjusted EBITDA	$954,790	$(6,705,791)	$776,750	$(3,583,990)

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Nine Months Ended September 30, (unaudited)
	2021	2020
Net cash provided by operating activities	$16,031,596	$12,578,806
Net cash used in investing activities	(1,966,681)	(2,557,188)
Net cash provided by (used in) financing activities	192,141	(81,745)
Net increase in cash and restricted cash	$14,257,056	$9,939,873

Comparison of Nine Months Ended September 30, 2021 and 2020

During the nine months ended September 30, 2021 and 2020, we financed our operations through internally generated funds.

Cash provided by operating activities increased $3,452,790 for the nine months ended September 30, 2021, as compared to the same period in the prior year. The increase is primarily due to an increase in cash flows from changes in operating assets and liabilities, particularly an improvement in net loss from operations and deferred income taxes, offset by a decrease in accounts receivable.

Cash used in investing activities decreased $590,507 for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The change between periods was primarily attributed to a decrease in purchases of fixed assets during the current period. Fixed asset purchases in the prior year period were largely related to our office relocation.

Cash provided by financing activities was $192,141 for the nine months ended September 30, 2021 as compared to cash used in financing activities of $81,745 the nine months ended September 30, 2020. Cash provided by financing activities in the 2021 period consisted of cash received from the exercise of employee stock options totaling $192,141. Cash used in financing activities for the 2020 period related to $245,425 for the repurchase of stock for taxes withheld offset by cash received from the exercise of stock options totaling $163,680.

Sources of Liquidity

We believe that our available cash on hand, excluding restricted cash, at September 30, 2021 of $6,926,969, along with our forecast for revenues and cash flows for the remainder of the year and for 2022, will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2021, we issued, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, a total of 463,000 shares of common stock for restricted stock shares previously earned and vested as well as 30,000 shares of common stock for stock options exercised.

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

PAYSIGN, INC.

Date: November 10, 2021	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: November 10, 2021	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

