Form 10-K
period 2021-12-31
Paysign, Inc.
filed 2022-03-23
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $100,192,362 based upon a market price of $3.18 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 51,864,932 as of March 17, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements." These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," “propose,” "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections, estimates, forecasts, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

i

PART I

ITEM 1. BUSINESS.

Overview

Paysign, Inc. (the “Company,” “Paysign,” “we” or “our”), headquartered in Nevada, was incorporated on August 24, 1995, and trades under the symbol PAYS on The Nasdaq Stock Market LLC. Paysign is a vertically integrated provider of prepaid card products and processing services for corporate, consumer and government applications. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, increase patient adherence rates, reduce administration costs and streamline operations. Public sector organizations can utilize our payment solutions to disburse public benefits or for internal payments. We market our prepaid card solutions under our Paysign® brand. As we are a payment processor and prepaid card program manager, we derive our revenue from all stages of the prepaid card lifecycle.

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

Prepaid cards can either be open-loop, closed-loop, or restricted-loop. Open-loop, or network-branded, prepaid cards carry an acceptance mark of a national or international payment network such as Visa, Interlink, Plus, MasterCard, Maestro, Cirrus, Discover or Pulse and can be used anywhere that card brand is accepted. Closed-loop prepaid cards can only be used at a specific merchant whose name is typically branded on the card and are most likely not network branded. Restricted-loop prepaid cards may carry a network brand and can be used only at a specific group of non-affiliated merchant locations such as a shopping mall or a specific merchant category.

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

The Mercator Advisory Group’s 18th Annual U.S. Open-Loop Prepaid Cards Market Forecast 2021-2025, shows that “2020 has been an extraordinary year for prepaid card loads as a result of government benefits in response to COVID-19. As these benefits subside, 2021 will see an initial drop in load values followed by steady growth.” Mercator forecasts open-loop prepaid card loads will have a compound annual growth rate of 3.0% from 2021 to 2025, when total loads are expected to reach $735 billion.

Consumers, both banked and unbanked, use prepaid cards such as general purpose reloadable (“GPR”) cards, to conduct their day-to-day financial transactions such as paying bills, depositing checks, and receiving direct deposits. According to the 2019 FDIC Survey of Household Use of Banking and Financial Services, 8.5% of U.S. households or approximately 128 million households, use GPR prepaid cards.

Common Examples of Prepaid Cards

The prepaid card market is divided into three macro categories based on who funds the card account. These categories are consumer-funded, corporate-funded and government-funded.

Consumer-Funded Programs: The consumer prepaid category consists of products such as GPR cards, gift cards, travel money cards, and remittance/peer-to-peer (“P2P”) cards.

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

Our Products and Services

As a payment processor and prepaid card program manager, our payment solutions are utilized by our customers as a means to increase customer loyalty, increase brand recognition, reward customers, agents and employees while reducing administration costs and streamlining operations. We manage all aspects of the prepaid card lifecycle, from the card design and approval processes with partners and networks, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, and lost and stolen card management and replacement. We provide in-house customer service which includes live bilingual customer care representatives staffed 24/7/365. We also run in-house Interactive Voice Response (“IVR”) and two-way short message service (“SMS”) messaging platforms. As we do not have our own banking license to issue open-loop prepaid cards, our cards are offered to end users through our relationships with bank issuers.

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

As of December 31, 2021, we had approximately 4.3 million cardholders participating in approximately 440 card programs.

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

Corporate Incentives

Our Paysign corporate incentive cards offer businesses a practical and contemporary way to reward and motivate existing and potential customers, employees, donors, patients, clinical trial participants, sales professionals, agents and distributors. We develop incentive card programs, either traditional plastic or virtual, that our customers use for a wide variety of applications, including but not limited to: consumer rebates for large purchases or frequent buyers; trade incentives for third party distributors; new product launches and commission based sales incentives; consumer promotions such as automobile test drives; purchase incentives; loyalty rewards; compensation for the time and effort of donating; pharmaceutical payment assistance; referral programs; event giveaways; and purchase incentives. The Paysign solution can be integrated into existing payment management systems or act as a stand-alone solution. All Paysign cards are accepted anywhere Visa, Interlink, Plus, MasterCard, Maestro, Cirrus, Discover and Pulse are accepted depending on the brands used.

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

Our pharmaceutical solutions provide payment claims processing and other administrative services for clients according to client benefit plan designs. Our offerings also allow clients to directly manage more of their pharmacy benefits and include pharmacy claims adjudication, network and payment administration, client call center service and support, reporting, rebate management, as well as implementation, training and account management.

Patient Affordability Products and Services

Paysign provides targeted products and services designed to address financial barriers related to patients starting and remaining on brand name drug therapies. Our products are specifically designed to work within the established workflow of the specific healthcare provider. These products can be used to cover all or a portion of the patient’s financial responsibility. We continue to build out additional products as industry concerns continue to emerge presenting new business opportunities. A critical component of all patient affordability products is the ability of a pharmaceutical manufacturer to access and visualize data related to the performance of their affordability program, patient and prescriber behavior, and overall brand growth on a commercially insured patient basis. To provide these insights, Paysign has data scientist and a team of analytic professionals dedicated to these products and clients.

Pharmacy Based Voucher and Copay Affordability Programs: Voucher and Copay programs have become an industry standard offering for pharmaceutical brands entering a market or seeking to increase market share. These products are processed via the pharmacy transactional systems in accordance with established standards. These products are the most common form of affordability programs and exist for almost every retail and specialty-based branded pharmaceutical drug. Pharmacies process claims to one of Paysign’s chosen processors who grow and maintain their own individual contractual networks. Claims may be submitted in the primary or secondary payor position where our processor will adjudicate the claim in accordance with business rules defined by each client.

Medical Claims Based Affordability Programs: These programs are similar to pharmacy-based products but utilize internal networks developed and maintained by Paysign. We are a direct processor of these claims and conduct adjudication on an internal proprietary platform specifically designed to address the needs of our clients and their unique business rules. Payments for processed claims are made directly to a healthcare provider using our virtual debit card products. We differentiate ourselves with this specific product by offering accelerated adjudication and payments relative to our competition. This results in providers having a stronger willingness to utilize our products versus our competitors.

Debit Based Affordability Programs: We continue to utilize physical and virtual debit cards to address highly specific industry concerns related to patient affordability. These issues include utilization of debit-based products to combat copay accumulators and maximizers, currently one of the largest threats in the marketplace for pharmaceutical manufacturers.

Source Plasma Donor Payments

Plasma derived therapies are lifesaving treatments used to treat various rare conditions. Plasma based therapies are manufactured using human plasma, which is the yellow liquid portion of whole blood that can be easily replaced by the body. Plasma makes up approximately 55% of whole blood and consists primarily of water and proteins. Source plasma is the plasma collected from individual donors that serves as the raw material for the further manufacture into these life saving therapies. Historically, source plasma donation centers compensated their donors with cash or checks. Over the past several years, plasma donation centers have migrated to a prepaid card solution for donor payments.

The Company offers a comprehensive customized payment solution for source plasma collection centers under the Paysign brand. The solution consists of the Paysign Plasma Donor Compensation Prepaid Card, the Paysign Partner Portal for administrators, and the Paysign Kiosk. The Company recently introduced a number of enhancements to its Plasma solution, offering cardholders a point-of-sale cash back rewards program, a pharmacy prescription discount card and a digital bank account to assist our Pharma clients in their efforts to maximize the donor experience. The solution offers customized reporting and provides a level of business analytics previously unavailable. The solution can be utilized either as a stand-alone web-based solution or integrated with existing donor management systems, giving plasma donation centers an increased level of flexibility. The Company entered the market in late 2011 and has seen significant growth in this market segment. Currently, the Company services approximately 35% of the plasma collection centers in the United States.

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

Other Services

Customer Service Center

In order to provide a full range of services to our customers, we offer a fully staffed, in-house Customer Service Center which is operational 24 hours a day, 7 days per week consisting of live bilingual customer care representatives. The Paysign platform provides IVR, SMS alerts and two-way SMS messaging, allowing cardholders to set alerts and check their balances and transaction history without the assistance of a live customer service operator. We believe our in-house customer service center provides the highest quality customer service experience for our clients as training is performed on-site by Paysign staff.

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

Markets and Major Customers

We have no major customers and are not reliant on any individual card program. We manage multiple programs at any given time. As of December 31, 2021, we managed approximately 440 card programs with approximately 4.3 million participating cardholders.

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

Our products and services are generally subject to federal, state and local laws and regulations, including:

•	anti-money laundering laws;

•	money transfer and payment instrument licensing regulations;

•	escheatment laws;

•	privacy and information safeguard laws;

•	bank regulations;

•	consumer protection laws;

•	false claims laws and other fraud and abuse restrictions; and

•	privacy and security standards under the Health Insurance Portability and Accountability Act (“HIPAA”) or other laws.

These laws are often evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to us or the banks that issue our cards, our clients or our third-party service providers is at times unclear. Any failure to comply with applicable law — either by us or by the card issuing banks, our client or our third-party service providers, over which we have limited legal and practical control — could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties and the suspension or revocation of a license or registration required to sell our products and services. See "Risk Factors" for additional discussion regarding the potential impacts of changes in laws and regulations to which we are subject and failure to comply with existing or future laws and regulations.

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

Escheatment Laws

Unclaimed property laws of every U.S. state require that certain information be tracked on card programs. If customer funds are unclaimed at the end of an applicable statutory abandonment period, the proceeds of the unclaimed property must be remitted to the appropriate state.  Analysis of facts and circumstances of each card program under state unclaimed property laws determines whether funds under such programs are escheatable.

Privacy and Information Safeguard Laws

In the ordinary course of our business, we or our third-party service providers collect certain types of data, which subjects us to certain privacy and information security laws in the United States, including, for example, the Gramm-Leach-Bliley Act of 1999, and other laws or rules designed to regulate consumer information and mitigate identity theft. We are also subject to privacy laws of various states. These state and federal laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require that financial institutions have in place policies regarding information privacy and security. In addition, under federal and certain state financial privacy laws, we must provide notice to consumers of our policies and practices for sharing nonpublic information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their nonpublic personal information and disclosure of it to unaffiliated third parties. Certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify state law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. In order to comply with the privacy and information safeguard laws, we have confidentiality/information security standards and procedures in place for our business activities and with our third-party vendors and service providers. Privacy and information security laws evolve regularly, requiring us to adjust our compliance program on an ongoing basis and presenting compliance challenges.

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

Card Networks

In order to provide our products and services, we, as well as the banks that issue our cards, must be registered with Visa and/or MasterCard, as well as any other networks that we desire to use, such as Interlink, Plus, Maestro, Cirrus, Discover and Pulse, and, as a result, are subject to card association rules that could subject us to a variety of fines or penalties that may be levied by the card association or network for certain acts or omissions. The banks that issue our cards are specifically registered as "members" of the card networks. The card networks set the standards with which we and the card issuing banks must comply.

False Claims Laws and Other Fraud and Abuse Restrictions

We provide claims processing and other transaction services to pharmaceutical companies that relate to, or directly involve, the reimbursement of pharmaceutical costs covered by Medicare, Medicaid, other federal healthcare programs and private payers. As a result of these aspects of our business, we may be subject to, or contractually required to comply with, state and federal laws that govern various aspects of the submission of healthcare claims for reimbursement and the receipt of payments for healthcare items or services. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented claims for payment to Medicare, Medicaid or other third-party payers that are false or fraudulent. False or fraudulent claims include, but are not limited to, billing for services not rendered, failing to refund known overpayments, misrepresenting actual services rendered in order to obtain higher reimbursement, improper coding and billing for medically unnecessary goods and services. Many of these laws provide significant civil and criminal penalties for noncompliance and can be enforced by private individuals through “whistleblower” or qui tam actions. To avoid liability, providers and their contractors must, among other things, carefully and accurately code, complete and submit claims for reimbursement.

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

Privacy and Security Standards under HIPAA or Other Laws.

The Health Insurance Portability and Accountability Act of 1996 contains privacy regulations and the security regulations that apply to some of our operations. The privacy regulations extensively regulate the use and disclosure of individually identifiable health information by entities subject to HIPAA. For example, the privacy regulations permit parties to use and disclose individually identifiable health information for treatment and to process claims for payment, but other uses and disclosures, such as marketing communications, require written authorization from the individual or must meet an exception specified under the privacy regulations. The privacy regulations also provide patients with rights related to understanding and controlling how their health information is used and disclosed. To the extent permitted by the privacy regulations from the American Recovery and Reinvestment Act, and our contracts with our customers, we may use and disclose individually identifiable health information to perform our services and for other limited purposes, such as creating de-identified information. Determining whether data has been sufficiently de-identified to comply with the privacy regulations and our contractual obligations may require complex factual and statistical analyses and may be subject to interpretation. The security regulations require certain entities to implement and maintain administrative, physical and technical safeguards to protect the security of individually identifiable health information that is electronically transmitted or electronically stored. We have implemented and maintain policies and processes to assist us in complying with the privacy regulations, the security regulations and our contractual obligations. We cannot provide assurance regarding how these standards will be interpreted, enforced or applied to our operations. If we are unable to properly protect the privacy and security of health information entrusted to us, we could be subject to substantial penalties, damages and injunctive relief.

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

Patents and Trademarks

We protect our intellectual property rights through a combination of trademark, patent, copyright, and trade secrets laws.

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

Employees and Independent Contractors

As of December 31, 2021, we had approximately eighty employees and independent contractors.

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

We operate in a highly regulated environment, and failure by us or our business partners to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to a wide range of federal and other state laws and regulations, which are described under "Business – Regulations" above. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities.

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

A data security breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by card networks as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at one of the banks that issue our cards or our third-party service providers could result in significant reputational harm to us and cause the use and acceptance of our cards to decline, either of which could have a significant adverse impact on our operating results and future growth prospects.

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

We and the banks that issue our cards are subject to Visa, Interlink, Plus, MasterCard, Maestro, Cirrus, Discover and Pulse association rules that could subject us to a variety of fines or penalties that may be levied by the card networks for acts or omissions by us or businesses that work with us. The termination of the card association registrations held by us or any of the banks that issue our cards or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have an adverse effect on our business, operating results and financial condition. In addition, from time to time, card networks increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and adversely affect our business, operating results and financial condition.

For example, a portion of our operating revenues is derived from interchange fees (i.e., transaction fees paid by the merchant). The amount of interchange revenues that we earn is highly dependent on the interchange rates that the card networks set and adjust from time to time. Interchange rates for certain products and certain issuing banks declined significantly as a result of the enactment of the Dodd-Frank Bill. If interchange rates decline further, whether due to actions by the card networks or future legislation or regulation, we would likely need to change our fee structure to compensate for lost interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.

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

The market for our common stock is highly volatile. In 2021, our stock price fluctuated between $1.37 and $5.69. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors’ products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

Our directors, executive officers, and holders of more than 5% of our total shares of common stock outstanding and their respective affiliates, in the aggregate, beneficially own, as of March 17, 2022, approximately 39% of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have 51,864,932 shares of common stock outstanding as of March 17, 2022, assuming no exercise of outstanding options or unvested restricted stock awards. None of the shares of common stock are subject to any lock-up agreements, and all are eligible for sale, subject to registration under the Securities Act and in some cases to volume and other restrictions imposed by Rule 144. Sales of substantial amounts of our common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We incur significant costs as a result of operating as a public company. We may not have sufficient personnel for our financial reporting responsibilities, which may result in the untimely close of our books and records and delays in the preparation of financial statements and related disclosures.

As a registered public company, we have experienced an increase in legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, has imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, two putative class action lawsuits were filed against us, which could require our management to devote significant time to defending. See “Item 3. Legal Proceedings” for additional information.

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

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et. al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021, which Plaintiffs opposed via an opposition brief filed on April 29, 2021, to which Defendants replied on June 1, 2021. Thus, the motion is now fully briefed. The Court has not set a hearing date on the motion, or informed the parties whether it intends to entertain oral argument or rule upon the papers filed. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

The Company has also been named as a nominal defendant in a stockholder derivative action in the United States District Court for the District of Nevada: Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark Newcomer, et. al., filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The derivative complaint also alleges insider trading, violations against certain individual defendants. On December 16, 2020, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the Nasdaq Capital Market under the symbol “PAYS”. The following table summarizes the low and high closing prices for our common stock for each of the calendar quarters of 2021 and 2020.

	2021		2020
	High	Low	High	Low
First Quarter	$5.69	$3.80	$10.36	$3.63
Second Quarter	4.69	2.87	10.93	3.90
Third Quarter	3.72	2.34	10.98	5.33
Fourth Quarter	2.99	1.37	6.22	3.84

There were approximately 11,145 shareholders of record of the common stock as of December 31, 2021.

The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2021 or 2020. Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so. There are no restrictions on our ability to pay dividends.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2021, we did not purchase any shares of our common stock.

ITEM 6. [RESERVED]

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

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. In the normal course of our business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue certain statements, either in writing or orally, that contains or may contain Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our proposed operations and whether Forward-Looking Statements made by us ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from our expectations are disclosed in this report, including those factors discussed in “Item 1A. Risk Factors.” All prior and subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward-Looking Statement made by or on behalf of us.

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

Both reloadable and non-reloadable cards may be open-loop, closed-loop, or restricted-loop. Open-loop cards can be used to receive cash at ATM locations by PIN; or purchase goods or services by PIN or signature at retail locations virtually anywhere that the network brand (Visa, Interlink, Plus, MasterCard, Maestro, Cirrus, Discover and Pulse, etc.) is accepted. Closed-loop cards can only be used at a specific merchant. Restricted-loop cards can be used at several merchants, or a defined group of merchants, such as all merchants at a specific shopping mall.

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

In 2022, we plan to continue to invest additional funds in technology improvements, sales and marketing, customer service, and regulatory compliance. From time to time we evaluate raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds.

2021 Year Milestones

•	Grew to approximately 4.3 million cardholders and 440 card programs as of December 31, 2021.
•	Year over year revenue increased 22%.
•	Added 26 net new Plasma programs, launched 2 net new Pharma programs, and added 4 net new Other prepaid programs.

Results of Operations

Fiscal Years Ended December 31, 2021 and 2020

The following table summarizes our consolidated financial results:

	Year ended December 31,		Variance
	2021	2020	$	%
Revenues
Plasma industry	$25,918,150	$23,401,068	$2,517,082	10.8%
Pharma industry	3,361,869	326,699	3,035,170	929.0%
Other	184,830	392,667	(207,837)	(52.9%	)
Total revenues	29,464,849	24,120,434	5,344,415	22.2%
Cost of revenues	14,753,042	14,817,028	(63,986)	(0.4%	)
Gross profit	14,711,807	9,303,406	5,408,401	58.1%
Gross margin %	49.9%	38.6%

Operating expenses
Selling, general and administrative	14,953,322	15,091,432	(138,110)	(0.9%	)
Impairment of intangible asset	–	382,414	(382,414)	(100.0%	)
Loss on abandonment of assets	–	42,898	(42,898)	(100.0%	)
Depreciation and amortization	2,497,918	2,124,762	373,156	17.6%
Total operating expenses	17,451,240	17,641,506	(190,266)	(1.1%	)
Loss from operations	$(2,739,433)	$(8,338,100)	$5,598,667	(67.1%	)

Net loss	$(2,721,334)	$(9,141,562)	$(6,420,228)	(70.2%	)
Net margin %	(9.2% )	(37.9% )

The increase in total revenues of $5,344,415 for the year ended December 31, 2021 compared to the same period in the prior year consisted of a $2,517,082 increase in Plasma revenue, a $3,035,170 increase in Pharma revenue, and a reduction of $207,837 in Other revenue. The increase in Plasma revenue was primarily due to an increase in plasma donations and dollars loaded to card as COVID-19 related government stimulus payments were phased out, donation centers reopened, and mobility restrictions were lifted during the year. The increase in Pharma revenue was primarily due to the anniversary of a $6,293,203 adjustment that reduced Pharma revenue for a change in accounting estimate in recognizing settlement income for all Pharma programs in the third quarter of 2020 in accordance with applicable accounting guidance, as well as the recognition of settlement income for Pharma programs that ended throughout 2021, the launch of new Pharma programs during 2021, and the lifting of mobility restrictions allowing individuals to return to visiting doctor offices and pharmacies to receive pharmaceutical medicines.

Cost of revenues for the year ended December 31, 2021 decreased $63,986 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues decreased primarily due to operating leverage inherent in our Plasma business as many of the Plasma fees deliver a greater revenue contribution versus the costs that are provided by third-parties who charge us based on the number of transactions that occur during the period. In addition, there was a greater contribution of higher margin Pharma settlement income for the year ended December 31, 2021.

Gross profit for the year ended December 31, 2021 increased $5,408,401 compared to the prior year resulting primarily from the increase in revenue described above, coupled with the slight year-over-year decrease in cost of sales. The increase in gross margin resulted from a higher revenue conversion rate generated from revenues with a larger portion of fixed costs versus those that have a variable cost component.

Selling, general and administrative expenses for the year ended December 31, 2021 decreased $138,110 or 0.9% compared to the prior year and consisted primarily of an increase in staffing and compensation of $1,260,000, insurance of $250,000, and travel and entertainment of $170,000; offset by a decrease in stock-based compensation of $690,000, technologies and telecom of $265,000, and professional services for legal, accounting, tax, and consultants of $260,000.

During the year ended December 31, 2021 there was no intangible asset impairment charge or loss on the abandonment of assets. The impairment of intangible asset of $382,414 in December 31, 2020 was related to a write down of the carrying value of acquisition costs related to a business license that had been suspended.

Depreciation and amortization expense for the year ended December 31, 2021 increased $373,156 compared to the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new technologies and enhancements to our processing platform and infrastructure.

For the year ended December 31, 2021, we recorded a loss from operations of $2,739,433, an increase of $5,598,667 from the period ending December 31, 2020, related to the aforementioned factors.

Other income for the year ended December 31, 2021 decreased $62,423 related to a decrease in interest income resulting primarily from the reduction in the federal funds rate to near 0% beginning in the first quarter of 2020.

The effective tax rate was (0.4%) and (10.8%) for the years ended December 31, 2021 and 2020. The effective tax rates vary, primarily due to the Company establishing a full valuation allowance against its deferred tax assets during the year ended December 31, 2020. The Company continues to have a full valuation allowance against its deferred tax assets as of December 31, 2021.

The net loss for the year ended December 31, 2021 decreased $6,420,228. The overall change in net loss relates to the aforementioned factors.

Key Metrics, Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our card programs. Our gross dollar volume was $1,066 million and $968 million for the years ended December 31, 2021 and 2020, respectively. We use this metric to analyze the total amount of money moving into our card programs.

Conversion Rate on Gross Dollar Volume Loaded on Cards – Represents the percent of total gross dollar load volume onto our card programs that is converted into revenue, gross profit and net profit dollars. Our revenue conversion rate for the years ended December 31, 2021 and 2020 were 2.76% or 276 basis points (“bps”), and 2.49% or 249 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rate for the years ended December 31, 2021 and 2020 were 1.38% or 138 bps, and 0.96% or 96 bps, respectively, of gross dollar volume loaded on cards. Our net profit conversion rate for the years ended December 31, 2021 and 2020 were (0.25%) or (25) bps, and (0.95%) or (95) bps, respectively, of gross dollar volume loaded on cards. The increase in conversion rates was primarily attributable to improving revenue and operating results throughout 2021 and the change in accounting estimate for Pharma settlement income in 2020.

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

	Year ended December 31,
	2021	2020
Reconciliation of adjusted EBITDA to net loss:
Net loss	$(2,721,334)	$(9,141,562)
Income tax provision	10,198	894,182
Interest income, net	(28,297)	(90,720)
Depreciation and amortization	2,497,918	2,124,762
EBITDA	(241,515)	(6,213,338)
Impairment of intangible asset	–	382,414
Loss on abandonment of assets	–	42,898
Stock-based compensation	2,280,931	2,971,777
Adjusted EBITDA	$2,039,416	$(2,816,249)

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Net cash provided by operating activities	$15,228,189	$13,775,819
Net cash used in investing activities	(2,679,664)	(3,344,855)
Net cash provided by (used in) financing activities	192,141	(72,865)
Net increase in cash and restricted cash	$12,740,666	$10,358,099

Comparison of Fiscal 2021 and 2020

In fiscal 2021 and 2020, we financed our operations through internally generated funds.

Operating activities provided $15,228,189 of cash in 2021, an increase of $1,452,370 compared to 2020. The increase is primarily due to the decrease in the net loss, offset by a decrease in cash flows from changes in operating assets and liabilities, and decreases in stock-based compensation expense, impairment of intangible asset, loss on abandonment of assets, and deferred income taxes. The large year-over-year changes in operating assets and liabilities related to accounts receivable and accounts payable and accrued liabilities was primarily due to the launch of new Pharma programs and the timing of collections and payments whereby we collect money from pharmaceutical and HUB service companies and reimburse the pharmacy claims processor, healthcare providers and patients for their out-of-pocket drug costs. The decrease in the customer card funding liability is partially related to the recognition of settlement income on Pharma programs that terminated or switched to a new business model during the year.

Investing activities used $2,679,664 of cash in 2021, as compared to $3,344,855 of cash in 2020. The decrease is primarily attributable to a decrease in fixed assets purchased relative to the prior year when we moved into a new office location, offset by increases in the capitalization of internally developed software related to ongoing enhancements to our processing platform and infrastructure.

Financing activities provided $192,141 of cash in 2021 as compared to the use of $72,865 of cash in 2020. Our cash provided in financing activities for 2021 related entirely to cash received from the exercise of stock options. Our cash used in financing activities for 2020 related to cash received from the exercise of stock options totaling $172,560 offset by $245,425 for the repurchase of stock for taxes withheld.

Liquidity and Sources of Financing

Unrestricted cash declined $442,297 to $7,387,156, due to the negative impact of COVID-19 on our operating results, particularly in March and April of 2021 when government stimulus checks were widely distributed to individuals throughout the United States. Our operating results did improve throughout 2021 whereby we were able to generate positive cash flow from operations in the second half of the year to help offset our unrestricted cash balance decline that we experienced in the first half of the year. Restricted cash of $61,283,914 are funds used for customer card funding with a corresponding offset under current liabilities. The increase in 2021 versus 2020 was predominately related to increases in funds on card, increased Plasma deposits, and new Plasma and Pharma customers, offset by declines from Pharma customers whose contracts terminated during the year. We experienced large increases in accounts receivable and accounts payable primarily due to the launch of six new Pharma programs during the year whereby Paysign invoices its customers for reimbursement to pharmacy networks, pharmacies, or individuals for their out-of-pocket costs and remits those funds to cover the accounts payable liability. We believe that our unrestricted cash on hand at December 31, 2021 of $7,387,156, along with anticipated revenues and operating profits anticipated for 2022, and our account receivable and account payable process, will be sufficient to sustain our operations for the next twelve months.

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

Intangible Assets – For intangible assets, Paysign recognizes an impairment loss if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives ranging from periods of 3 to 15 years.

Internally Developed Software Costs – Computer software development costs are expensed as incurred, except for internal use software or website development costs that qualify for capitalization as described below, and include compensation and related expenses, costs of hardware and software, and costs incurred in developing features and functionality.

For computer software developed or obtained for internal use, costs that are incurred in the preliminary project and post implementation stages of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized, as the Platform asset. Capitalized costs are amortized using the straight-line method over a three to five year estimated useful life, beginning in the period in which the software is available for use.

Income Taxes – Income tax expense is comprised of current and deferred income tax expense. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from the changes in deferred tax assets and liabilities during the periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in our consolidated financial statements. We also recognize deferred tax assets for tax attributes such as net operating loss carryforwards and tax credit carryforwards. We record valuation allowances to reduce deferred tax assets to the amounts we conclude are more likely-than-not to be realized in the foreseeable future. While the Company has considered future taxable income and ongoing prudent and feasible tax strategies in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the Company may be required to adjust its valuation allowance.

Income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more likely-than-not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely-than-not to be sustained upon settlement. The difference between the benefit recognized for a position and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. Income tax related interest and penalties, if applicable, are accrued within income tax expense.

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

Plasma and Pharma card program revenues include both fixed and variable components. Cardholder fees represent an obligation to the cardholder based on a per transaction basis and recognized at a point in time when the performance obligation is fulfilled. Card program management fees include an obligation to our card program sponsors and are generally recognized when earned on a monthly basis and paid typically due with 30 days pursuant to the contract terms which are generally multi-year contracts. The Company uses the output method to recognize card program management fee revenue at the amount of consideration to which an entity has a right to invoice. The services are transferred to the customer when the performance obligation is completed which the Company determined to be monthly, as the customers simultaneously receives and consumes the consumes the benefit from the Company’s performance. Interchange fees are earned when customer-issued cards are processed through card payment networks as the nature of our promise to the customer is that we stand ready to process transactions at the customer’s requests on a daily basis over the contract term. Since the timing and quantity of transactions to be processed by us is not determinable, we view interchange fees to comprise an obligation to stand ready to process as many transactions as the customer requests. Accordingly, the promise to stand ready is accounted for as a single series performance obligation. The Company uses the right to invoice practical expedient and recognizes interchange fee revenue concurrent with the processing of card transactions. Interchange fees are settled in accordance with the card payment network terms and conditions, which is typically within a few days.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet, with lease expense for these leases recognized on a straight-line basis over the lease term.

Stock-Based Compensation – The Company recognizes compensation expense for all restricted stock awards and stock options. The fair value of restricted stock awards is measured using the grant date trading price of our stock. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The Company has elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility and the risk-free interest rate.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2021 and 2020, we did not file any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Disclosure Controls and Procedures

We have evaluated, under the supervision of our chief executive officer and chief financial officer and with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021. Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

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

As of December 31, 2021, we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This annual report is not required and does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to our proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of the report:

(1)       All financial statements: Audited financial statements of Paysign, Inc. as of December 31, 2021 and 2020, and for the years ended December 31, 2021 and 2020, including balance sheets, statements of income, statements of cash flows, and statements of changes in stockholders’ equity required to be filed hereunder are listed in Exhibit A.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated April 23, 2019 (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Warrant (3)
4.2	Description of Paysign, Inc.’s Securities(4)
10.1	Share Exchange Agreement between 3PEA International, Inc. and WOW Technologies, Inc. (5)
10.2	Form of Restricted Stock Award (6)
10.3	2018 Incentive Compensation Plan (7)
10.4	Form of Incentive Stock Option Agreement (8)
10.5	Form of Non-Qualified Stock Option Agreement (9)
10.6	Form of Restricted Stock Agreement (10)
10.7	Non-Qualified Stock Option Agreement for Dan Henry (11)
14	Code of Ethics (12)
21	Subsidiaries of Registrant(13)
23.1*	Consent of BDO USA, LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 9, 2019 (File Number 001-38623).
(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 22, 2018 (File Number 000-54123).
(3)	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10 filed on September 16, 2010 (File Number 000-54123).
(4)	Incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K filed on April 3, 2020 (File Number 001-38623).
(5)	Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed on September 16, 2010 (File Number 000-54123).
(6)	Incorporated by reference to Exhibit 4.1 to our Form S-8 filed on March 29, 2019 (File Number 333-230634).
(7)	Incorporated by reference to Exhibit 4.1 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(8)	Incorporated by reference to Exhibit 4.2 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(9)	Incorporated by reference to Exhibit 4.3 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(10)	Incorporated by reference to Exhibit 4.4 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(11)	Incorporated by reference to Exhibit 4.3 to our Form S-8 filed on August 22, 2019 (File Number 333-233400).
(12)	Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed on April 3, 2020 (File Number 001-38623).
(13)	Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K filed on March 26, 2021 (File Number 001-38623).

(c)	Other Financial Statement Schedules: None.

ITEM 16. Form 10-k summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYSIGN, INC.
By:
Dated: March 23, 2022	/s/ Mark Newcomer
Mark Newcomer, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 23, 2022	/s/ Mark Newcomer
Mark Newcomer, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 23, 2022	/s/ Jeff Baker
Jeff Baker, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: March 23, 2022	/s/ Joan Herman
Joan Herman, Executive Vice President and Director

Dated: March 23, 2022	/s/ Dan Henry
Dan Henry, Director and Chairman

Dated: March 23, 2022	/s/ Bruce Mina
Bruce Mina, Director

Dated: March 23, 2022	/s/ Daniel Spence
Daniel H. Spence, Director

Dated: March 23, 2022	/s/ Dennis Triplett
Dennis Triplett, Director

Dated: March 23, 2022	/s/ Quinn Williams
Quinn Williams, Director

EXHIBIT A

PAYSIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

WITH AUDIT REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Paysign, Inc.

Henderson, NV

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Paysign, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Las Vegas, Nevada

March 23, 2022

PAYSIGN, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$7,387,156	$7,829,453
Restricted cash	61,283,914	48,100,951
Accounts receivable	3,393,940	512,097
Other receivables	1,019,218	142,762
Prepaid expenses and other current assets	1,242,967	1,375,364
Total current assets	74,327,195	57,960,627

Fixed assets, net	1,642,981	1,849,164
Intangible assets, net	4,086,962	3,699,033
Operating lease right-of-use asset	3,993,655	4,324,682

Total assets	$84,050,793	$67,833,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,765,478	$2,162,256
Operating lease liability, current portion	340,412	320,636
Customer card funding	61,283,914	48,100,951
Total current liabilities	67,389,804	50,583,843

Operating lease liability, long term portion	3,673,186	4,013,598

Total liabilities	71,062,990	54,597,441
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 52,095,382 and 50,251,607 issued at December 31, 2021 and 2020, respectively	52,095	50,252
Additional paid-in capital	16,860,119	14,388,890
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(3,774,411)	(1,053,077)
Total stockholders' equity	12,987,803	13,236,065

Total liabilities and stockholders' equity	$84,050,793	$67,833,506

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year ended December 31,
	2021	2020
Revenues
Plasma industry	$25,918,150	$23,401,068
Pharma industry	3,361,869	326,699
Other	184,830	392,667
Total revenues	29,464,849	24,120,434

Cost of revenues	14,753,042	14,817,028

Gross profit	14,711,807	9,303,406

Operating expenses
Selling, general and administrative	14,953,322	15,091,432
Impairment of intangible asset	–	382,414
Loss on abandonment of assets	–	42,898
Depreciation and amortization	2,497,918	2,124,762
Total operating expenses	17,451,240	17,641,506

Loss from operations	(2,739,433)	(8,338,100)

Other income
Interest income, net	28,297	90,720

Loss before income tax provision	(2,711,136)	(8,247,380)
Income tax provision	10,198	894,182

Net loss	$(2,721,334)	$(9,141,562)

Loss per share
Basic	$(0.05)	$(0.19)
Diluted	$(0.05)	$(0.19)

Weighted average common shares
Basic	50,975,794	49,272,494
Diluted	50,975,794	49,272,494

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Stockholders' Equity Attributable to Paysign, Inc.
	Common Stock		Additional Paid-in	Treasury Stock	Retained Earnings/ (Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit)	Interest	Equity

Balance, December 31, 2019	48,577,712	$48,578	$11,577,539	$(150,000)	$8,088,485	$(263,087)	$19,301,515
Stock issued upon vesting of restricted stock	1,581,995	1,582	(1,582)	–	–	–	–
Exercise of stock options	71,900	72	172,488	–	–	–	172,560
Stock-based compensation	–	–	2,971,777	–	–	–	2,971,777
Dissolution of Paysign, Ltd. Subsidiary	–	–	(263,087)	–	–	263,087	–
Repurchase of employee common stock for taxes withheld	–	–	(245,425)	–	–	–	(245,425)
Issuance of stock for acquisition of contract assets	20,000	20	177,180	–	–	–	177,200
Net loss	–	–	–	–	(9,141,562)	–	(9,141,562)
Balance, December 31, 2020	50,251,607	50,252	14,388,890	(150,000)	(1,053,077)	–	13,236,065
Stock issued upon vesting of restricted stock	1,778,689	1,779	(1,779)	–	–	–	–
Exercise of stock options	65,086	64	192,077	–	–	–	192,141
Stock-based compensation	–	–	2,280,931	–	–	–	2,280,931
Net loss	–	–	–	–	(2,721,334)	–	(2,721,334)
Balance, December 31, 2021	52,095,382	$52,095	$16,860,119	$(150,000)	$(3,774,411)	$–	$12,987,803

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,721,334)	$(9,141,562)
Adjustments to reconcile net income loss to net cash provided by operating activities:
Stock-based compensation expense	2,280,931	2,971,777
Depreciation and amortization	2,497,918	2,124,762
Noncash lease expense	331,027	188,977
Impairment of intangible asset	–	382,414
Loss on abandonment of assets	–	42,898
Deferred income taxes	–	917,480
Changes in operating assets and liabilities:
Accounts receivable	(2,881,843)	237,077
Other receivables	(876,456)	–
Prepaid expenses and other current assets	132,397	(20,544)
Accounts payable and accrued liabilities	3,603,222	815,853
Operating lease liability	(320,636)	(121,037)
Customer card funding	13,182,963	15,377,724
Net cash provided by operating activities	15,228,189	13,775,819

Cash flows from investing activities:
Purchase of fixed assets	(328,566)	(1,383,311)
Capitalization of internally developed software	(2,288,680)	(1,880,283)
Purchase of intangible assets	(62,418)	(81,261)
Net cash used in investing activities	(2,679,664)	(3,344,855)

Cash flows from financing activities:
Proceeds from exercise of stock options	192,141	172,560
Repurchase of employee common stock for taxes withheld	–	(245,425)
Net cash provided by (used in) financing activities	192,141	(72,865)

Net change in cash and restricted cash	12,740,666	10,358,099
Cash and restricted cash, beginning of period	55,930,404	45,572,305

Cash and restricted cash, end of period	$68,671,070	$55,930,404

Cash and restricted cash reconciliation:
Cash	$7,387,156	$7,829,453
Restricted cash	61,283,914	48,100,951
Total cash and restricted cash	$68,671,070	$55,930,404
Supplemental cash flow information:
Non-cash financing activities
Operating lease right-of-use asset and operating lease liability	$–	$4,455,271
Issuance of stock for asset acquisition	$–	$177,200
Dissolution of noncontrolling interest	$–	$263,087
Interest paid	$4,587	$–
Cash paid for taxes	$4,073	$–

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND HISTORY

About Paysign, Inc.

Paysign, Inc. (the “Company,” “Paysign,” “we” or “our”) was incorporated on August 24, 1995, and trades under the symbol PAYS on The Nasdaq Stock Market LLC. Paysign. is a provider of prepaid card programs, comprehensive patient affordability offerings, digital banking services and integrated payment processing designed for businesses, consumers and government institutions. Headquartered in Nevada, the company creates customized, innovative payment solutions for clients across all industries, including pharmaceutical, healthcare, hospitality and retail.

Impact of COVID-19 Pandemic

The coronavirus (“COVID-19”) pandemic, which started in late 2019 and reached the United States in early 2020, continues to significantly impact the economy of the United States and the rest of the world. While the disruption appears to be mitigating due to the availability of vaccines and other factors, the ultimate duration and severity of the pandemic remain uncertain, particularly given the development of new variants that continue to spread. The COVID-19 outbreak caused plasma center closures, and the stimulus packages signed into law during 2020 and 2021 reduced the incentive for individuals to donate plasma for supplementary income. Those developments have had and will continue to have an adverse impact on the Company’s results of operations. While we remain cautiously optimistic and have seen improvements in our operating results, we cannot foresee how long it may take the Company to attain pre-pandemic operating levels as COVID-19 related labor shortages at plasma donation centers, border closures, and other effects continue to weigh on the Company’s results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and variants and around the imposition or relaxation of protective measures, management cannot at this time estimate with reasonable accuracy COVID-19’s further impact on the Company’s results of operations, cash flows or financial condition.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit be as a reduction of the related expense. During the years ended December 31, 2021 and 2020, the Company recorded $876,456 and $0, respectively, related to the employee retention credit included as a reduction of payroll expense within selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2021 the Company has filed for refunds and recorded $876,456 in other receivables on the consolidated balance sheet.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at December 31, 2021 and 2020.

Restricted Cash – At December 31, 2021 and 2020, restricted cash consisted of funds held specifically for our card product programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our consolidated statements of cash flows.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. Paysign maintains its cash and cash equivalents and restricted cash in various bank accounts that, at times, may exceed federally insured limits. Paysign has not experienced, nor does it anticipate, any losses with respect to such accounts. At December 31, 2021 and 2020, the Company had approximately $31,828,826 and $26,761,183 in excess of federally insured limits, respectively.

The Company also has a concentration of accounts receivable risk at December 31, 2021 as two Pharma programs each individually representing 52% and 17% of our accounts receivable balance, of which both balances are current. There was no single program representing more than 10% of our accounts receivable balance at December 31, 2020.

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

Intangible Assets – For intangible assets, the Company recognizes an impairment loss if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives ranging from periods of 3 to 15 years.

Internally Developed Software Costs – Computer software development costs are expensed as incurred, except for internal use software or website development costs that qualify for capitalization as described below, and include compensation and related expenses, costs of hardware and software, and costs incurred in developing features and functionality.

For computer software developed or obtained for internal use, costs that are incurred in the preliminary project and post implementation stages of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized, as the Platform asset. Capitalized costs are amortized using the straight-line method over a three to five year estimated useful life, beginning in the period in which the software is available for use.

Customer Card Funding – At December 31, 2021 and 2020, customer card funding represents funds loaded on our prepaid card programs.

Fair Value of Financial Instruments – Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company determines the fair values of our financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following describes the three-level hierarchy:

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

Income Taxes – Income tax expense is comprised of current and deferred income tax expense. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from the changes in deferred tax assets and liabilities during the periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in our consolidated financial statements. The Company also recognizes deferred tax assets for tax attributes such as net operating loss carryforwards and tax credit carryforwards. Valuation allowances are recorded to reduce deferred tax assets to the amounts we conclude are more likely-than-not to be realized in the foreseeable future. While the Company has considered future taxable income and ongoing prudent and feasible tax strategies in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the Company may be required to adjust its valuation allowance.

Income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more likely-than-not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely-than-not to be sustained upon settlement. The difference between the benefit recognized for a position and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. Income tax related interest and penalties, if applicable, are accrued within income tax expense.

Revenue and Expense Recognition – In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contracts with customers; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company generates revenues from Plasma card programs through fees generated from cardholder fees and interchange fees. Revenues from Pharma card programs are generated through card program management fees, interchange fees, and settlement income.

Plasma and Pharma card program revenues include both fixed and variable components. Cardholder fees represent an obligation to the cardholder based on a per transaction basis and recognized at a point in time when the performance obligation is fulfilled. Card program management fees include an obligation to our card program sponsors and are generally recognized when earned on a monthly basis and paid typically due within 30 days pursuant to the contract terms which are generally multi-year contracts. The Company uses the output method to recognize card program management fee revenue at the amount of consideration to which an entity has a right to invoice. The performance obligation is satisfied when the services are transferred to the customer which the Company determined to be monthly, as the customers simultaneously receives and consumes the benefit from the Company’s performance. Interchange fees are earned when customer-issued cards are processed through card payment networks as the nature of our promise to the customer is that we stand ready to process transactions at the customer’s requests on a daily basis over the contract term. Since the timing and quantity of transactions to be processed by us is not determinable, we view interchange fees to comprise an obligation to stand ready to process as many transactions as the customer requests. Accordingly, the promise to stand ready is accounted for as a single series performance obligation. The Company uses the right to invoice practical expedient and recognizes interchange fee revenue concurrent with the processing of card transactions. Interchange fees are settled in accordance with the card payment network terms and conditions, which is typically within a few days.

Prior to September 30, 2020, settlement income from Pharma programs was recognized and recorded, after giving consideration to any revenue constraints, ratably throughout the program lifecycle based on the Company’s estimate of the unspent balances to be remaining on the card at program expiration. During 2020, the Company observed substantially different performance indicators, current trends in the industry regarding program management by third parties, and new information available in dollar loads and spending patterns compared to historical experience. As a result, the Company changed its estimate of breakage for recognizing settlement income for Pharma programs resulting in the Company constraining revenue on all Pharma programs in accordance with applicable accounting guidance. Based on the change in facts and circumstances during 2020, the Company now utilizes the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. The Company records all revenue on a gross basis since it is the principal and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation for refunding any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, it has no contract assets.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet, with lease expense for these leases recognized on a straight-line basis over the lease term.

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

Advertising Costs – Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended December 31, 2021 and 2020, the Company expensed $227,387 and $99,312, respectively, included in selling, general and administrative expense.

Recently Issued Accounting Pronouncements – In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides updated guidance on how an entity should measure credit losses on all financial instruments carried at amortized cost (including loans held for investment and held-to-maturity debt securities, as well as trade receivables, reinsurance recoverables, and receivables that relate to repurchase agreements and securities lending agreements), a lessor’s net investments in leases, and off-balance sheet credit exposures not accounted for as insurance or as derivatives, including loan commitments, standby letters of credit, and financial guarantees. Subsequently, in November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses (“AS 2018-19”), which clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, but instead should be accounted for in accordance with Topic 842, Leases. The new standard and related amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance on our Financial Statements; however, we do not expect it to have a material impact on the Company’s consolidated financial statements.

In December 2019, FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this new standard on January 1, 2021 and there was no material impact on its consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10), which requires increased disclosure on an annual basis about transactions with domestic, foreign, local, regional and national governments, including entities related to those governments and intergovernmental organizations, that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance. The Company adopted this new standard beginning on January 1, 2021 and there was no material impact on the its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). This guidance is effective for the Company beginning on January 1, 2023 and is not expected to have a material impact on the Company’s consolidated financial statements.

3.     FIXED ASSETS, NET

Fixed assets consist of the following:

	December 31, 2021	December 31, 2020
Equipment	$2,067,834	$1,888,640
Software	315,855	200,282
Furniture and fixtures	757,662	752,212
Website costs	69,881	67,816
Leasehold improvements	229,772	203,488
	3,441,004	3,112,438
Less: accumulated depreciation	1,798,023	1,263,274
Fixed assets, net	$1,642,981	$1,849,164

Depreciation expense for the year ended December 31, 2021 and 2020 was $534,749 and $428,434, respectively. During the year ended December 31, 2020, the Company relocated its corporate headquarters and recognized a $42,898 loss on abandonment of assets primarily related to leasehold improvements.

4.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2021	December 31, 2020
Patents and trademarks	$38,186	$38,186
Platform	9,853,823	7,478,419
Customer lists and contracts	1,177,200	1,177,200
Licenses	209,282	234,282
	11,278,490	8,928,087
Less: accumulated amortization	7,191,529	5,229,054
Intangible assets, net	$4,086,962	$3,699,033

Amortization expense for the year ended December 31, 2021 and 2020 was $1,963,169 and $1,696,329, respectively. During 2020, the Company reviewed the carrying value of acquisition costs related to a business license and determined that there was an impairment necessary due to the fact that the efforts to acquire the license had been suspended. As the impairment was deemed other than temporary, an impairment of $382,414 was recorded during the third quarter of 2020.

Estimated future amortization expense is as follows:

2022	$1,939,949
2023	1,367,600
2024	682,733
2025	23,440
2026	8,986
Thereafter	64,254
Total amortization expense	$4,086,962

5.     LEASE

The Company entered into an operating lease for an office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of December 31, 2021, the remaining lease term was 8.4 years and the discount rate was 6%. The lease for our previous office space was accounted for as a short-term lease.

Operating lease cost included in selling, general and administrative expenses was $623,987 and $489,104 for the years ended December 31, 2021 and 2020, respectively. Cash paid for operating lease was $571,968 and $323,648 for the years ended December 31, 2021 and 2020, respectively. Short-term lease cost included in selling, general and administrative expense was $0 and $94,906 for the years ended December 31, 2021 and 2020, respectively.

The following is the lease maturity analysis of our operating lease as of December 31, 2021:

Twelve months ending December 31,

2022	$571,968
2023	571,968
2024	571,968
2025	612,006
2026	640,604
Thereafter	2,188,731
Total lease payments	5,157,245
Less: Imputed interest	(1,143,647)
Present value of future lease payments	4,013,598
Less: current portion of lease liability	(340,412)
Long-term portion of lease liability	$3,673,186

6.     CUSTOMER CARD FUNDING LIABILITY

The Company issues prepaid cards with various provisions for cardholder fees or expiration. Revenue generated from cardholder transactions and interchange fees are recognized when the Company's performance obligation is fulfilled. Unspent balances left on Pharma cards are recognized as settlement income at the expiration of the cards and the program (Note 2). Liabilities related to prepaid cards represent funds on card and client funds held to be loaded to card before the amounts are ultimately spent by the cardholders or recognized as revenue by the Company. Liabilities related to prepaid cards are reported as customer card funding liability on the consolidated balance sheet.

The opening and closing balances of the Company's liabilities are as follows:

	Year Ended December 31,
	2021	2020
Beginning balance	$48,100,951	$32,723,227
Increase (decrease), net	13,182,963	15,377,724
Ending balance	$61,283,914	$48,100,951

The amount of revenue recognized during the years ended December 31, 2021 and 2020 that was included in the opening liability for prepaid cards was $1,023,055 and $844,519, respectively.

7.      COMMON STOCK

At December 31, 2021, the Company’s authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had issued 52,095,382 shares of common stock and 51,791,932 shares of common stock outstanding, and no shares of preferred stock outstanding.

In 2019, the Company’s shareholders approved the 3Pea International, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”), which was approved by the board of directors on July 18, 2018. The Plan permits the Company to issue awards or options to the officers, directors, employees, consultants and other persons who provide services to our company or any related entity. Pursuant to the 2018 Plan, 5,000,000 shares of the Company’s common stock are reserved for issuance. Any awards or options that are not settled in shares of common stock are not counted against the limit. Stock options granted under the 2018 Plan generally vest over four or five years and expire in ten years. Stock awards granted under the 2018 Plan generally vest over four of five years. In general, if an employee is terminated, any unvested options or awards as of the date of termination will be forfeited. As of December 31, 2021, there were 3,075,553 shares available for future grants under the 2018 Plan.

The Company issues new shares of common stock upon exercise of stock options or vesting stock awards.

Stock-based compensation expense for the years ended December 31, 2021 and 2020 was $2,280,931 and $2,971,777, respectively, and is included in selling, general and administrative expense. As of December 31, 2021, the Company’s unrecognized stock-based compensation expense related to stock options and stock awards was $759,394 and $4,368,961, respectively, which are expected to be recognized over a weighted-average period of 1.71 year for stock options and 3.65 years for stock awards. As of December 31, 2020, the Company’s unrecognized stock-based compensation expense related to stock options and stock awards was $2,722,518 and $5,117,179, respectively, which are expected to be recognized over a weighted-average period of 2.60 year for stock options and 3.45 years for stock awards.

2021 Transactions: During the year ended December 31, 2021, the Company issued shares of common stock as follows:

•	65,086 shares of common stock were issued related to the exercise of vested stock options and received cash proceeds totaling $192,141.
•	1,778,689 shares of common stock were issued for vested stock awards to employees.

2020 Transactions: During the year ended December 31, 2020, the Company issued shares of common stock as follows:

•	71,900 shares of common stock were issued related to the exercise of vested stock options and received cash proceeds totaling $172,560.
•	1,581,995 shares of common stock were issued for vested stock awards to employees.
•	20,000 shares of common stock were issued for an asset acquisition.

Stock Options

A summary of stock options activity for the years ended December 31, 2021 and 2020 is presented as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2019	2,403,800	$2.01
Granted	500,000	3.87
Exercised	(71,900)	2.40
Forfeited/expired	(144,200)	2.91
Outstanding at December 31, 2020	2,687,700	$2.30	7.74	$6,294,948
Granted	–	–
Exercised	(65,086)	2.95
Forfeited/expired	(702,614)	3.40
Outstanding at December 31, 2021	1,920,000	$1.87	6.54	351,000
Exercisable at December 31, 2021	1,200,800	$1.65	6.32	$253,500

A summary of unvested options activity for the years ended December 31, 2021 and 2020 was as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2019	2,039,400	$2.01
Granted	500,000	3.87
Forfeited/expired	(144,200)	2.91
Vested	(603,600)	1.91
Unvested at December 31, 2020	1,791,600	$2.49
Granted	–	–
Forfeited/expired	(506,950)	3.42
Vested	(565,450)	1.97
Unvested at December 31, 2021	719,200	$2.25

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Weighted average grant date fair value of options granted	$–	$2.86
Intrinsic value of options exercised	$70,938	$370,764

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee stock options, which requires the consideration of historical employee exercise behavior, the volatility of the Company’s stock price, the weighted-average risk-free interest rate and the weighted-average expected life of the options. Forfeitures are included when they are incurred. Any changes in these assumptions may materially affect the estimated fair value of the share-based award. The weighted-average assumptions used in the Black-Scholes option-pricing model for the year ended December 31, 2020 was a risk-free interest rate of 0.38% consistent with the expected term of the options, expected volatility of 100% based on the historical actual volatility of the Company’s stock, dividend yield of -0- as the Company has no history of paying dividends and the weighted-average expected life of 5 years. There were no options granted during the year ended December 31, 2021.

Stock Awards

A summary of stock awards activity for the years ended December 31, 2021 and 2020 was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2019	4,400,000	$2.06
Granted	254,747	7.80
Forfeited	(792,500)	4.61
Vested	(1,629,558)	0.89
Outstanding at December 31, 2020	2,232,689	$2.70
Granted	845,000	3.60
Forfeited	(388,000)	5.54
Vested	(1,353,689)	1.28
Outstanding at December 31, 2021	1,336,000	$3.89

8.      BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net loss per common share for the years ended December 31, 2021 and 2020:

	2021	2020
Numerator:
Net loss attributable to Paysign, Inc.	$(2,721,334)	$(9,141,562)
Denominator:
Weighted average common shares:
Denominator for basic calculation	50,975,794	49,272,494
Weighted average effects of potentially diluted common stock:
Stock options (calculated under treasury method)	–	–
Unvested restricted stock awards	–	–
Denominator for fully diluted calculation	50,975,794	49,272,494
Net loss per common share:
Basic	$(0.05)	$(0.19)
Fully diluted	$(0.05)	$(0.19)

Due to the net loss for the years ended December 31, 2021 and 2020, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for both periods. For the year ended December 31, 2021, the amount of potential common share equivalents excluded were 1,920,000 for stock options and 1,336,000 for unvested restricted stock awards. For the year ended December 31, 2020, the amount of potential common share equivalents excluded were 2,687,700 for stock options and 2,232,689 for unvested restricted stock awards.

9.      COMMITMENTS AND CONTINGENCIES

Pending or threatened litigation –From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et. al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021, which Plaintiffs opposed via an opposition brief filed on April 29, 2021, to which Defendants replied on June 1, 2021. Thus, the motion is now fully briefed. The Court has not set a hearing date on the motion, or informed the parties whether it intends to entertain oral argument or rule upon the papers filed. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

The Company has also been named as a nominal defendant in a stockholder derivative action in the United States District Court for the District of Nevada: Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark Newcomer, et. al., filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The derivative complaint also alleges insider trading, violations against certain individual defendants. On December 16, 2020, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

10.      RELATED PARTY

A member of our Board of Directors is also a partner in a law firm that the Company paid approximately $479,684 and $609,459 during the years ended December 31, 2021 and 2020.

11.     RETIREMENT PLAN

The Company has a defined contribution 401(k) plan that covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of the next two percent of each participating employee’s eligible compensation. Participants are 100% vested in these matching contributions when they are made. Eligible employees may elect to defer pre-tax contributions regulated under Section 401(k) of the Internal Revenue Code. Employer matching expense was $205,146 and $193,724 for the years ended December 31, 2021 and 2020, respectively.

12.     INCOME TAXES

The income tax provision on the statements of operations was comprised of the following for the years ended December 31:

	2021	2020
Current:
Federal	$–	$(23,298)
State	10,198	–
Current income tax provision (benefit)	10,198	(23,298)

Deferred:
Federal	–	917,480
State	–	–
Deferred income tax provision	–	917,480
Income tax provision	$10,198	$894,182

For the years ended December 31, 2021 and 2020, the reconciliation of the federal statutory tax rate to the benefit rate for income taxes is as follows:

	2021	2020
Federal taxes at U.S statutory rate	21.0%	21.0%
Stock-based compensation	4.0	14.9
IRC Section 162(m) limitation	(7.4)	–
Tax credits	4.1	1.3
Other permanent differences	(0.3)	–
State taxes	0.7	–
Change in state rate	(1.8)	–
Return-to-provision adjustments	7.5	2.8
Change in valuation allowance	(2.3)	(56.9)
Change in carryovers and tax attributes	(25.9)	6.1
Effective tax rate	(0.4)%	(10.8)%

Deferred tax assets are comprised of the following at December 31:

	2021	2020
Deferred tax assets:
Net operating loss carryforward	$4,082,474	$4,261,552
Operating lease obligation	1,079,312	1,016,847
Stock-based compensation	621,460	650,737
Tax credits	526,549	491,261
Capital loss carryforward and other	–	270,551
Other carryforwards	3,603	–
Accrued bonuses	285,336	–
Deferred tax assets, gross	6,598,734	6,690,948
Deferred tax liabilities:
Intangible assets	(651,767)	(548,149)
Fixed assets	(111,255)	(435,218)
Right-of-use assets	(1,079,507)	(1,014,606)
	(1,842,529)	(1,997,973)
Less valuation allowance	(4,756,205)	(4,692,975)
Deferred tax asset, net	$–	$–

As of December 31, 2021, the Company has gross Federal net operating loss carryforwards of approximately $20,087,818 and gross state net operating loss carryforwards of approximately $4,470,645. Approximately $882,542 of the Federal net operating loss carryforwards begin to expire in 2034 and the remaining Federal net operating losses can be carried forward indefinitely. The carryforwards of the Company's state net operating losses range from ten years to an indefinite carryforward period and begin to expire in 2031.

Pursuant to Sections 382 and 383 of the Internal Revenue Code ("IRC"), Federal and state tax laws impose significant restrictions on the utilization of net operating losses and other tax carryforwards in the event of a change in ownership of the Company. The Company's federal and state net operating losses at December 31, 2021 are not materially impacted by IRC Section 382 nor IRC Section 383.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2020, management determined that its more-likely-than-not that the Company’s net deferred tax assets would not be realized in the near future and placed a full valuation allowance on the deferred tax assets. The Company continues to have a full valuation allowance in 2021. The Company's valuation allowance represents the amount of tax benefits that are likely to not be realized. The net change in the valuation allowance from December 31, 2020 was $63,230.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2019	$–
Additions for current year	–
Additions for prior year	–
Subtractions for current year	–
Balance as of December 31, 2020	–
Additions for current year	28,041
Additions for prior year	337,324
Subtractions for current year	–
Balance as of December 31, 2021	$365,365

As of December 31, 2021 and 2020, the Company has no accrual for interest and penalties related to its unrecognized tax benefits. The balance of the unrecognized tax benefits as of December 31, 2021 are included in the deferred tax asset, net. The Company's effective tax rate would not be impacted if its uncertain tax benefits were recognized due to the Company's full valuation allowance. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months. The Company files income tax returns in the United States and various state jurisdictions. The federal statute of limitation remains open for the 2018 tax year to present. The state statutes of limitation remain open for the 2020 tax year through present.

13.     CHANGE IN ACCOUNTING ESTIMATE

The Company generates settlement income from breakage on Pharma industry programs which was previously recognized and recorded ratably throughout the account and program lifecycle based on expected dollar loads, spending patterns and historical experience. The Company accumulated data trends on over 100 Pharma programs over the last 10 years and has historically realized settlement income from breakage at an average rate of approximately 23.5%, calculated as unspent balances as a percentage of dollars loaded to card. The most recent completed programs in 2019 performed consistent with our historical breakage estimates. During the third quarter of 2020, the Company changed its estimate of breakage for recognizing settlement income for Pharma programs based on substantially different performance indicators observed, current trends in the industry regarding program management by third parties, and new information available in dollar loads and spending patterns compared to historical experience. Given these triggering events based on the new information observed, this change in accounting estimate resulted in the Company constraining revenue on all Pharma programs in accordance with ASC 606 by changing the estimate of breakage to the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. This resulted in the reversal of all previously recognized settlement income for all current Pharma programs. The adjustment was a $6,293,203 reduction in Pharma revenue and an increase in net loss after the impact of income taxes of $4,971,630 or $(0.10) per basic and diluted share for the year ended December 31, 2020.

14.     SUBSEQUENT EVENTS

In 2022, we issued to employees a total of 73,000 shares of common stock for vested stock awards.

