Form 10-K/A
period 2021-12-31
Paysign, Inc.
filed 2022-05-02
CIK 1496443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K /A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 51,991,932 as of April 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 originally filed on March 23, 2022 (the “Original Filing”) by Paysign, Inc. (“Paysign,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2021.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing, and accordingly, should be read in conjunction with the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and our principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

i

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Name	Age	Position	Director Since
Mark R. Newcomer	56	Chief Executive Officer, Vice-Chairman and Director	March 2006
Daniel H. Spence	58	Executive Vice President, Director	March 2006
Joan M. Herman	65	Executive Vice President, Director	November 2018
Dan R. Henry	56	Chairman and Director	May 2018
Bruce Mina	75	Director	March 2018
Quinn Williams	72	Director	April 2018
Dennis Triplett	75	Director	May 2018

Mark R. Newcomer, Chief Executive Officer, Vice-Chairman and Director. Mr. Newcomer serves as our Chief Executive Officer and has served in this capacity and as a director since March 2006. From February of 2001 to present, Mr. Newcomer continues to serve as CEO of 3PEA Technologies, Inc., a payment solutions company he co-founded in 2001 with Mr. Spence. Mr. Newcomer continues to be a driving force in guiding our growth through technology investments, acquisitions, new product lines, and strategic partnerships. Mr. Newcomer attended Cal-Poly San Luis Obispo where he majored in Bio-Science. We believe Mr. Newcomer should serve as our Vice-Chairman based on the perspective and experience he brings to the Board of Directors as our founder and Chief Executive Officer, which adds historical knowledge, operational expertise and continuity to the Board of Directors.

Daniel H. Spence, Executive Vice President and Director. Mr. Spence serves as an Executive Vice President and has served as a director since March 2006. Mr. Spence served as our Chief Technology Officer until 2020 and is responsible for the design and architecture of the Paysign® payments platform. Prior to founding 3PEA Technologies, Inc. with co-founder Mr. Newcomer, Mr. Spence designed and developed secure middleware for Internet financial processing systems in various contract positions. Mr. Spence was Systems Manager from 1995 to 1997, and then Director of Technology Planning from 1997 to 1999 at The Associated Press, the world’s largest news gathering organization with over 4,000 employees in 227 countries. From 1984 to 1994, Mr. Spence was with Coca-Cola in Australia implementing financial and line of business systems for Coca-Cola operations worldwide. In 2007 to 2008, he was Project Manager for the implementation of Medicare Easyclaim for ANZ Bank in Australia. Easyclaim allows patients and medical practitioners to lodge Medicare claims using the existing EFTPOS infrastructure. In 2010-2011 he was Business Analyst on the EFT and Banking Stream that was responsible for the upgrade of POS Terminals to EMV capability for Australia Post. Previously for 3PEA, he designed and developed EFTPOS terminals and secure key injection systems, and the software tools (API/SDK) for the EFTPOS terminal integration by third party developers. He has certified several financial interchanges in the ISO8583 and AS2805 standards to various EFT networks in the United States and Australia. He has over 25 years’ experience deploying large-scale technology solutions for major international corporations. We believe that Mr. Spence should serve as a director based on his experience in internet financial processing systems and as a founder of our company.

Joan M. Herman, Executive Vice President and Director. Ms. Herman has served as an Executive Vice President since September 2017 and director since November 2018. Ms. Herman‘s experience in payments spans more than 30 years, holding various management positions in operations, product development, and sales and marketing on both the issuing and acquiring sides of the card business. Ms. Herman’s previous employers and directorships include Sunrise Bank from June 2012 to August 2017, UMB Bank from 2010 to 2012 and Heartland Bank from 2006 to 2010, and served as a Director at Heartland Payment Systems from 1997 to 2006. Ms. Herman is a member of the Board of Directors of the National Branded Prepaid Card Association and serves as its Treasurer. Ms. Herman earned her B.A. and M.A. in business and marketing from Webster University, St. Louis, Missouri. We believe that Ms. Herman should serve as a director based on her extensive experience in the financial services industry.

Dan R. Henry, Chairman and Director. Mr. Henry has served as a director since May 2018. Mr. Henry has been a private investor and advisor since 2013. Mr. Henry previously served as Chief Executive Officer of NetSpend, a leading provider of prepaid debit cards for personal and commercial use, from 2008 to 2014. Prior to that, he served as president and chief operating officer of Euronet, a global leader in processing secure electronic financial transactions from 1994 to 2006. He was also a co-founder of Euronet and served on its board until January 2008. Mr. Henry currently serves as Chief Executive Officer of Green Dot Corporation and serves on the Boards of Directors of Paysign and Dama Financial. We believe that Mr. Henry should serve as Chairman because he is a seasoned financial services industry entrepreneur who brings valuable senior leadership, experience and insight to the Board.

Bruce Mina, Director. Mr. Mina has served as a director since March 2018. Mr. Mina, MS-Taxation, CPA/ABV, CFF, CVA, BVAL is a co- founder & managing member of Mina Llano Higgins Group, LLP (founded 1974). Mr. Mina is a Certified Public Accountant licensed in the State of New York for over 30 years. He is experienced in, and responsible for litigation support and valuation assignments regarding business valuations, damage studies and appraisal engagements. Mr. Mina has been retained as a Business Appraiser, Expert Witness, Consultant, Forensic Examiner, Auditor, Accountant and Tax Planner by business owners and corporate officers, attorneys and Municipalities to provide services in business appraisal and enterprise valuation, forensic examination and litigation support. Mr. Mina served as CFO for Coal Brick Oven Pizzeria, Inc., a Nevada corporation that operates the Grimaldi’s Pizzeria chain of restaurants, from 2011 to 2018. He also has served as CFO for Academy of Aviation in Long Island, NY since 2009. Mr. Mina earned his B.A. degree from Hofstra University, and his Master of Science-Taxation Degree from Long Island University. We believe that Mr. Mina should serve as director based on his extensive experience in the accounting and audit industries.

Quinn Williams, Director. Mr. Williams has served as a director since April 2018. Mr. Williams is an attorney and shareholder with the firm of Greenberg Traurig LLP, which he joined in June 2002. Admitted to the Bar in New York and Arizona, Mr. Williams practice focuses on mergers and acquisitions, public and private securities offerings, venture capital transactions and advising on the formation and funding of emerging companies. Mr. Williams’ industry experience includes technology, fintech, banking, manufacturing, distribution, real estate and specialty service industries. He serves as corporate counsel for private companies and was formerly general counsel of an international retail franchisor and served on the Board of Directors of Swenson’s Inc., in 1985. Mr. Williams possesses a long list of accolades and awards, including listed, The Best Lawyers in America, Corporate Law; Franchise Law; Venture Capital Law, 1995-2018; selected by The Business Journal “Best of the Bar Award” Corporate Financing, 2005, and is rated AV preeminent® 5.0 out of 5 from Martindale Hubbell. Mr. Williams graduated from the University of Wisconsin and University of Arizona College of Law. We believe that Mr. Williams should serve as director based on his extensive experience in the fintech, banking and legal industries.

Dennis Triplett, Director. Mr. Triplett has served as a director since May 2018. Mr. Triplett served as Chief Executive Officer from March 2004 to April 2015 and Chairman from April 2015 to March 2017 of Healthcare Services at UMB Bank, N.A. a leading provider of healthcare payment solutions including health savings accounts (“HSAs”), healthcare spending accounts and payments technology. Mr. Triplett founded this division that is now the fifth largest HSA custodian in the nation with $2.6 billion in assets and accounts exceeding $1.25 million. Mr. Triplett developed the Bank’s Medical Savings Account product in the late 90’s and grew that into a multipurpose card product supporting a variety of spending accounts including HSAs, flexible spending accounts, and health reimbursement accounts. Mr. Triplett has over 35 years of experience in the banking industry including serving as the President and Chief Executive Officer of two banks in the Midwest and has extensive credit and debit card experience. Mr. Triplett is a graduate of several banking schools and holds an MBA degree from the University of Missouri. Mr. Triplett industry leadership has included Chairing the Employers Council on Flexible Compensation from 2007 to 2014; a founding Board Member of the American Bankers Association’s HSA Council; Chairing American Health Insurance Plan’s HSA Leadership Council from 2009 to 2013. Civically, Mr. Triplett has served on the Board of the Greater Kansas City Crime Commission since 2011, Chairperson for Community for Coaches since 2016 and member of UMB Healthcare Services Strategic Advisory Council since 2016. We believe that Mr. Triplett should serve as director based on his extensive experience in the financial services industry.

Executive Officers

The following table sets forth information regarding our executive officers as of April 21, 2021.

Name	Age	Title
Mark R. Newcomer	56	Chief Executive Officer
Robert P. Strobo	43	General Counsel, Chief Legal Officer, and Secretary
Daniel H. Spence	58	Executive Vice President and Director
Jeffery B. Baker	51	Chief Financial Officer and Treasurer
Matt Lanford	55	Chief Operating Officer and President

The biographies of Messrs. Newcomer and Spence are included above under the section titled “Directors”.

Jeffery B. Baker, Chief Financial Officer and Treasurer. Mr. Baker has served as our Chief Financial Officer and Treasurer since February 2021. Prior to joining our company, Mr. Baker served as an executive vice president of mergers and acquisitions at InComm Payments from 2011 to 2021 and chief development and strategy officer at Global Payments Inc. from 2003 to 2011. During his career Mr. Baker has also held various senior equity analyst positions at firms covering the financial technologies and services, business-to-business (B2B), personal computer and enterprise storage industries, including U.S. Bancorp Piper Jaffray, W.R. Hambrecht & Co., SunTrust Equitable Securities, and Principal Financial Securities. Mr. Baker also serves as a Georgia regional director of Birmingham, Alabama-based ServisFirst Bank. Mr. Baker is a graduate of Texas Christian University in Ft. Worth, Texas, where he graduated cum laude with a Bachelor of Business Administration in Finance.

Matt Lanford, Chief Operating Officer and President. Mr. Lanford has served as our Chief Operating Officer and President since February 2021. Mr. Lanford served as the Company’s Chief Product Officer from 2019 to 2021. Prior to joining our company, Mr. Lanford served as senior vice president and general manager of the financial services division of InComm Payments from 2016 to 2019, where he was responsible for the company’s consumer-facing Vanilla™ suite of products. Prior to his tenure at InComm, Mr. Lanford was with Mastercard from 2006 to 2016, where he was a vice president with the global prepaid product and solutions group and the prepaid product lead for Europe, based in London. Mr. Lanford had regional responsibility for innovation, product development, go-to-market strategy and commercialization of the Mastercard prepaid portfolio of products, in addition to senior leadership roles in product management and investor relations. Mr. Lanford was twice awarded the prestigious top spot in Europe’s Prepaid Power 10. Mr. Lanford earned his Bachelor of Science in Computer Science from the University of Arkansas at Little Rock.

Robert P. Strobo, General Counsel, Chief Legal Officer, and Secretary. Mr. Strobo has served as our General Counsel, Chief Legal Officer, and Secretary since October 2018. Prior to joining our company, from 2005 to 2018, Mr. Strobo served as Deputy General Counsel and Vice President for Republic Bank & Trust Company, a state-charted financial institution out of Louisville, Kentucky. He specializes in prepaid card issuance and non-traditional banking, which includes small-dollar consumer lending, commercial lending, payments and tax-related financial products. In addition, Mr. Strobo served as Chairman of the Board of Directors for Commonwealth Theatre Center, a non-profit youth conservatory and outreach program serving all of Kentucky and southern Indiana. He received his B.A. in Psychology and Philosophy from the University of Kentucky and his J.D. from DePaul University College of Law in Chicago, Illinois.

There are no family relationships among any of our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officers, and persons who own more than 10% of a registered class of our securities to file with the SEC initial reports of ownership and reports of changes in ownership. Directors, executive officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms that we received during the year ended December 31, 2021, and written representations that no other reports were required, we believe that each person who at any time during such year was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during the year ended December 31, 2021, except that (i) the Form 4 filed by Jeffery Baker on March 22, 2021 was late; (ii) the Form 3 filed by Matthew Lanford on March 22, 2021 was late; (iii) the From 3 filed by Jeffery Baker on May 10, 2021 was late; and (iv) the Form 4 filed by Joan Herman on September 8, 2021 was late.

Code of Ethics

We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is publicly available on our website at www.paysign.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

Corporate Governance

Board Leadership Structure

Dan R. Henry serves as our Chairman of the Board, and Mark Newcomer serves as our Chief Executive Officer (“CEO”). The Board has decided to maintain separate Chairman and CEO roles to allow our CEO to focus on the development and execution of our business strategy and leading the Company, while allowing the Chairman to lead the Board in its fundamental role of providing advice to, and independent oversight of, management. The Board recognizes the time, effort and energy that the CEO is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman. While our Bylaws and Corporate Governance Guidelines do not require that our Chairman and CEO positions be separate, the Board believes that having separate positions and having an independent director serve as Chairman is the appropriate leadership structure for us at this time.

Role of the Board in Risk Oversight

Management is responsible for the day-to-day management of risk and for identifying our risk exposures and communicating such exposures to the Board. The Board is responsible for designing, implementing and overseeing our risk management processes. The Board does not have a standing risk management committee, but administers this function directly through the Board as a whole. The Board considers strategic risks and opportunities and receives reports from its officers regarding risk oversight in their areas of responsibility as necessary. We believe the Board’s structure facilitates the division of risk management oversight responsibilities and enhances the Board’s efficiency in fulfilling its oversight function with respect to different areas of our business risks and our risk mitigation practices.

Meetings of the Board

During 2021, there were five meetings of the Board. Each of the directors attended at least 75% of the aggregate number of meetings of the Board of Directors and the committees of the Board of Directors on which he or she served during the year ended December 31, 2021 (in each case, which were held during the period for which he or she was a director and/or a member of the applicable committee). In addition to participation at Board meetings, our directors discharge their responsibilities throughout the year through personal meetings and other communications, including considerable personal and telephone contact with our chairman and chief executive officer and others regarding matters of interest and concern to us.

We do not have a formal policy requiring members of the Board to attend the annual meeting of stockholders, although all directors are strongly encouraged to attend. All of our board members, excluding Daniel Spence, attended our 2021 annual meeting of stockholders.

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

_______________

* Chairman of the Board

“C” Denotes member and chair of committee

“X” Denotes member

Audit Committee Functions

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(a) of the Exchange Act. The Audit Committee met four times in 2021. The members of the Audit Committee are Bruce Mina (chair), Dennis Triplett and Dan Henry. The Board has determined that each member of the Audit Committee is independent in accordance with SEC rules applicable to audit committee members. The Audit Committee is responsible for oversight of the quality and integrity of our accounting, auditing and reporting practices. More specifically, it assists the Board of Directors in fulfilling its oversight responsibilities relating to (i) the quality and integrity of our financial statements, reports and related information provided to stockholders, regulators and others, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent registered public accounting firm, (iv) the internal control over financial reporting that management and the Board have established, and (v) the audit, accounting and financial reporting processes generally. The Committee is also responsible for review and approval of related-party transactions. The Board has determined that Mr. Mina is an “audit committee financial expert” as defined by SEC rules. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, accounting or other advisors as it deems necessary to carry out its duties.

Compensation Committee Functions

The Compensation Committee met five times in 2021. Dan R. Henry (chair), Dennis Triplett, Quinn Williams and Bruce Mina are the members of the Compensation Committee. The Board has determined that each member of the Compensation Committee is independent in accordance with SEC rules applicable to compensation committee members. The Committee is responsible for reviewing and recommending compensation policies and programs, management and corporate goals, as well as salary and benefit levels for our executive officers and other significant employees. Its responsibilities include supervision and oversight of the administration of our incentive compensation and stock programs. As such, the Committee is responsible for administration of grants and awards to directors, officers, employees, consultants and advisors under our 2018 Incentive Compensation Plan. The Compensation Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, compensation consultant, or other advisors as it deems necessary to carry out its duties.

Nominating & Corporate Governance Committee Functions

The Nominating and Corporate Governance Committee met four times in 2021. Dan R. Henry and Quinn Williams (chair) are the members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become members of the Board, recommending to the Board, candidates for election or re-election as directors, and reviewing our governance policies in light of the corporate governance rules of the SEC. Under its charter, the Committee is required to establish and recommend criteria for service as a director, including matters relating to professional skills and experience, board composition, potential conflicts of interest and manner of consideration of individuals proposed by management or stockholders for nomination. The Committee believes candidates for the Board should have the ability to exercise objectivity and independence in making informed business decisions; extensive knowledge, experience and judgment; the highest integrity; loyalty to the interests of our company and its stockholders; a willingness to devote the extensive time necessary to fulfill a director’s duties; the ability to contribute to the diversity of perspectives present in board deliberations, and an appreciation of the role of the corporation in society. The Committee will consider candidates meeting these criteria who are suggested by directors, management, stockholders and other advisers hired to identify and evaluate qualified candidates. This committee also monitors the ethical behavior of our employees, officers and directors.

Communication with the Board

The Board and management encourage communication from our stockholders. Stockholders who wish to communicate with our management or directors should direct their communication to our Corporate Secretary, 2615 St. Rose Parkway, Henderson, Nevada 89052. Our Secretary will forward communications intended for the Board to the Chairman of the Board, currently Mr. Henry, or, if intended for an individual director, to that director. If multiple communications are received on a similar topic, the Secretary may, in his discretion, forward only representative correspondence. Any communications that are abusive, in bad taste or present safety or security concerns may be handled differently.

Director Nomination Process

The Nominating and Corporate Governance (the “Nominating Committee”) is responsible for, among other things, selection of candidates for the annual slate of directors.

When identifying and evaluating candidates, the Nominating Committee first determines whether there are any evolving needs of the Board that require an expert in a particular field. The Nominating Committee may retain a third-party search firm to assist it in locating qualified candidates that meet the needs of the Board at that time. The search firm would provide information on a number of candidates, which the Nominating Committee discusses. The Nominating Committee chair and some or all of the members of the Nominating Committee, and our Chief Executive Officer, will interview potential candidates that the Nominating Committee deems appropriate. If the Nominating Committee determines that a potential candidate meets the needs of the Board, has the qualifications, and meets the independence standards required by Nasdaq rules, it will recommend the nomination of the candidate to the Board. It is the Nominating Committee’s policy to consider director candidates recommended by stockholders, if such recommendations are properly submitted to us. Stockholders wishing to recommend persons for consideration by the Nominating Committee as nominees for election to the Board can do so by writing to the Corporate Secretary of Paysign, Inc., at 2615 St. Rose Parkway, Henderson, Nevada 89052. Recommendations must include the proposed nominee’s name, biographical data and qualifications, as well as a written statement from the proposed nominee consenting to be named and, if nominated and elected, to serve as a director. Recommendations must also follow the Company’s procedures for nomination of directors by stockholders (see the information under the subheadings “Nominating and Corporate Governance Committee” and “Criteria and Diversity”). The Nominating Committee will consider the candidate and the candidate’s qualifications in the same manner in which it evaluates nominees identified by the Nominating Committee. The Nominating Committee may contact the stockholder making the nomination to discuss the qualifications of the candidate and the stockholder’s reasons for making the nomination. The Nominating Committee may then interview the candidate if it deems the candidate to be appropriate. The Nominating Committee may use the services of a third-party search firm to provide additional information about the candidate prior to making a recommendation to the Board.

The Nominating Committee’s nomination process is designed to ensure that the Nominating Committee fulfills its responsibility to recommend candidates who are properly qualified to serve the Company for the benefit of all of its stockholders, consistent with the standards established by the Nominating Committee under our corporate governance principles. The Nominating Committee did not receive any director nominee recommendations from stockholders for the 2021 Annual Meeting.

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

Report of the Audit Committee

The Audit Committee is responsible for providing independent, objective oversight of our accounting functions and internal control over financial reporting. The Audit Committee has reviewed and discussed our audited financial statements with management. The Audit Committee also has discussed with BDO USA, LLP (“BDO”) the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC, which includes, among other items, matters related to the conduct of the annual audit of our Company’s financial statements. The Audit Committee has also received and reviewed the written disclosures and the letter from BDO, as required by applicable requirements of the PCAOB, regarding the communications by BDO with the Audit Committee concerning independence, and has discussed with BDO its independence from us.

Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that our audited financial statements for the 2021 fiscal year be included in the Annual Report filed on Form 10-K for the year ended December 31, 2021.

By the Audit Committee of the Board of Directors of Paysign, Inc.

Bruce Mina, Chair
Dan Henry
Dennis Triplett

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Compensation

Our named executive officers (“NEOs”), consist of our principal executive officer during the last completed fiscal year, our two most highly compensated executive officers who were serving as executive officers on December 31, 2021 and one former executive officer who would have been one of our two most highly compensated executive officers but was not serving as an executive officer on December 31, 2021:

•	Mark R. Newcomer, Chief Executive Officer;
•	Jeffery B. Baker, Chief Financial Officer and Treasurer;
•	Mark K. Attinger, former Chief Financial Officer; and
•	Robert P. Strobo, General Counsel, Chief Legal Financial Officer, and Secretary.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $(1)	Stock Awards $(2)(3)	All Other Compensation $(4)	Total $
Mark R. Newcomer,	2021	$950,000	$1,741	$47,277	$11,600	$1,010,618
President and CEO	2020	$950,000	$–	$63,036	$24,000	$1,037,036

Jeffery B. Baker, CFO	2021	$310,096	$161,849	$239,435	$11,600	$722,980

Robert P. Strobo, CLO	2021	$370,384	$1,376	$150,435	$11,600	$533,795
	2020	$360,000	$–	$142,806	$14,400	$517,206

Mark K. Attinger, CFO	2021	$285,321	$–	$275,565	$4,773	$565,659
	2020	$360,385	$45,000	$368,478	$16,215	$790,078

(1)	Represents signing bonus paid to Mr. Baker in accordance with his employment agreement and discretionary bonus paid to Mr. Attinger determined by the Board of Directors and not based on the fulfillment of any formula, criteria, or fulfillment of any performance target, goal or condition.
(2)	In November 2016, we granted Mark R. Newcomer 2,000,000 shares of restricted common stock, which had a total value of $315,180, based upon a value of $0.15759 per share. The value per share was based on the market value on the date of grant, less a 15% discount due to the shares being restricted and lacking market liquidity. The stock grants vest in equal amounts over a period of five years as of the end of each calendar quarter to the extent Mr. Newcomer is still employed by us at the time. For Mr. Newcomer, a total of 2,000,000 shares were vested and issued as of December 31, 2021.
(3)	In October 2018, we granted Mark K. Attinger 450,000 shares of restricted common stock with a value of $1,561,500, which vest annually in equal amounts over a four-year period on the anniversary date of the grant, if Mr. Attinger is still employed by us at that time. As of December 31, 2021, a total of 270,000 shares had vested and been issued. In March 2020, the Company granted Mark K. Attinger 100,000 stock option awards which vest on an annual basis over four years. Mr. Attinger’s employment terminated on March 31, 2021. Per the terms of Mr. Attinger’s severance agreement, 90,000 restricted shares vested in October 2021 and the remaining restricted shares were cancelled. Per the terms of Mr. Attinger’s severance agreement, 25,000 stock option awards vested in March 2021 and the remaining stock option awards were cancelled.
(4)	All Other Compensation is comprised of 401(k)-employer matching and profit-sharing plan contributions for Mark R. Newcomer, Jeffery B. Baker, Robert P. Strobo and Mark K. Attinger.

We did not grant any stock appreciation rights to our named executive officers in the last fiscal year. We did not reprice any options or stock appreciation rights during the last fiscal year. We did not waive or modify any specified performance target, goal or condition to payout with respect to any amount included in any incentive plan compensation included in the summary compensation table.

Option Exercises in 2021

There were no exercises of stock options by the NEOs during the 2021 fiscal year.

Narrative Disclosure to Summary Compensation Table

The Board is responsible for creating and reviewing the compensation of our executive officers, as well as overseeing our compensation and benefit plans and policies and administering our equity incentive plans. The following describes our 2021 executive compensation program and explains our compensation philosophy, policies, and practices, focusing primarily on the compensation of our named executive officers, or NEOs. The following is intended to be read in conjunction with the tables that follow, which provide detailed historical compensation information for our NEOs.

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

Potential Payments Upon Termination or Change-in-Control

Other than described below, we do not have any agreements with our named executive officers that contain provisions requiring that we make payments to the named executive officer at, following, or in connection with the resignation, retirement or other termination of the named executive officer, or a change in control of us, or a change in the named executive officer's responsibilities following a change in control.

On February 24, 2021, we announced that Mr. Mark K. Attinger resigned from his position as our Chief Financial Officer, effective February 19, 2021, and that the Board had appointed Mr. Jeffery B. Baker to succeed Mr. Attinger as Chief Financial Officer, effective February 22, 2021. Per the terms of Mr. Attinger’s severance agreement, we continued to pay his salary and benefits through September 30, 2021 and his stock options and stock awards vested through March 2021 and October 2021, respectively.

Employee Benefit Plans

We sponsor a 401(k)-retirement plan in which our NEO’s participate on the same basis as our other employees. Effective January 2017, the Board approved a matching contribution of 100% of employee contributions up to 3% of the employee’s earnings, and a matching contribution of 50% of the next 2% of the employee’s earnings, subject to the Annual Compensation Limit as defined in the Internal Revenue Code Section 401(1)(17). During the year ended December 31, 2021 and 2020, the Company made contributions to this plan of approximately $205,000 and $193,000, respectively.

Pension Benefits

None of our NEOs are covered by a pension plan or similar benefit plan that provides for payment or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our NEOs are covered by a deferred contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Outstanding Equity Awards at Fiscal Year-End 2021

The following table sets forth information regarding all outstanding equity awards held by the NEOs at December 31, 2021. Outstanding restricted stock grants have been approved by the Board.

	Stock Awards
Name	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested (1) ($)
Mark R. Newcomer (2)	–	–	–	–
Jeffery B. Baker (3)	300,000	480,000	–	–
Robert P. Strobo (4)	80,000	128,000	50,000	–
Mark K. Attinger (5)	–	–	–	–

(1)	The value of the unearned awards is based upon the closing price of our common stock on December 31, 2021, which was $1.60 per share.
(2)	The restricted stock grant consisted of 2,000,000 shares granted on November 21, 2016, which vest on a quarterly basis over five years to the extent the executive is still employed by us at the end of each quarter, of which all shares were vested as of December 31, 2021.
(3)	The restricted stock grant consisted of 300,000 shares granted in February 2021, which vest on an annual basis over five years to the extent the executive is still employed by us at the end of each anniversary date, of which no shares have vested as of December 31, 2021.
(4)	The restricted stock grant consisted of 200,000 shares granted in October 2018, which vest on an annual basis over five years to the extent the executive is still employed by us at the end of each anniversary date, of which 120,000 shares have vested as of December 31, 2021. In March 2020, 50,000 stock option awards were issued which vest on an annual basis over four years, of which 12,500 have vested as of December 31, 2021.
(5)	The restricted stock grant consisted of 450,000 shares granted in October 2018, which vest on an annual basis over five years to the extent the executive is still employed by us at the end of each anniversary date, of which 270,000 shares have vested as of December 31, 2021. In March 2020, 100,000 stock option awards were issued which vest on an annual basis over four years. Mr. Attinger’s employment ended on March 31, 2021. Per the terms of Mr. Attinger’s severance agreement, 90,000 restricted shares vested in October 2021 and the remaining restricted shares were cancelled. In March 2021, 25,000 option awards vested and the remaining option awards were cancelled.

Director Compensation

The following table details the total compensation earned by our directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Total Compensation ($) (4)
Dan R. Henry (1)	21,000	–	392,568	–	413,568
Bruce Mina (1)	21,000	58,500	–	–	79,500
Dennis Triplett (1)	21,000	66,817	–	–	87,817
Quinn Williams (1)	21,000	79,891	–	–	100,891
Daniel Spence	10,500	–	–	–	10,500

(1)	Mr. Henry, Mr. Mina, Mr. Triplett and Mr. Williams were appointed to the board for the first time in 2018.
(2)	Mr. Mina, Mr. Triplett and Mr. Williams received restricted stock grants in 2018 as part of their compensation for their services. The restricted shares will vest over a four-year period from the date of their appointment as a director.
(3)	Represents the grant date fair value of stock option award based upon the Black Scholes valuation model made in 2018. Options were granted on May 3, 2018, and will vest over a four-year period from the date his appointment.
(4)	Excludes business travel expense reimbursements.

Name	Number of Shares Subject to Option Awards Held as of December 31, 2020
Dan R. Henry	1,350,000
TOTAL	1,350,000

We also reimburse our directors for reasonable business travel and other related expenses in connection with their duties as a director. Independent Board members are paid an annual fee of $21,000 per year, and $1,500 each quarterly board meeting they attend in person. Joan Herman did not receive any additional compensation for services as a director.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 22, 2022, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities & Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after April 22, 2022 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Mark R. Newcomer (2) (3) (4)	9,426,202	18.1%
Daniel H. Spence (2) (3)	9,390,000	18.1%
Jeffery B. Baker (2) (3)	58,693	*
Joan M. Herman (2) (3)	770,168	1.5%
Robert P. Strobo (2) (3)	100,791	*
Mark K. Attinger (2) (3)	20,000	*
Dan R. Henry (2) (3)	1,350,000	2.6%
Bruce Mina (2) (3)	205,500	*
Quinn Williams (2) (3)	185,000	*
Dennis Triplett (2) (3)	200,000	*
All Officers and Directors as a Group (3)	21,743,416	41.8%

*	Less than 1%
(1)	Based upon 51,991,932 shares of Common Stock issued and outstanding as of April 22, 2022.
(2)	The address for the shareholder is 2615 St. Rose Parkway, Henderson, NV 89052.
(3)	Includes the following number of shares of our common stock either (a) issuable upon exercise of stock options granted to our named executive officers and directors that are exercisable within 60 days after April 22, 2022, or (b) issuable pursuant to stock grants to our named executive officers and directors that vest within 60 days after April 22, 2022:

Directors and Executive Officers	Options Exercisable/Shares Issuable within 60 days
Mark R. Newcomer	45,000
Daniel H. Spence	–
Jeffery B. Baker	–
Joan M. Herman	12,500
Robert P. Strobo	25,000
Dan R. Henry	1,350,000
Bruce Mina	–
Quinn Williams	–
Dennis Triplett	50,000
All executive officers and directors as a group	1,495,000
(4)	Includes 45,000 vested options in the name of Erin Newcomer.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 about the securities issued, or authorized for future issuance, under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	–	$–	–
2018 Incentive Compensation Plan (3)	1,576,000	$4.11	3,075,553
Equity compensation plans not approved by security holders
2016 Officer Restricted Stock Grant (1)	–	$0.16	–
2017 Restricted Stock Grant to Officer (2)	–	$0.42	–
2018 Option issued to Director (4)	1,350,000	$1.34	–
2018 Restricted Stock Grants to Directors (5)	150,000	$1.37	–
2018 Restricted Stock Grants to Officers and Employees (6)	180,000	$1.63	–
Total	3,256,000	$2.70	3,075,553

(1)	In November 2016, we granted Mark Newcomer, Daniel Spence, Anthony DePrima (former General Counsel, Secretary) and Brian Polan (former CFO) 2,000,000, 2,000,000, 500,000 and 500,000 shares of restricted stock, respectively. The shares were valued at $0.1576 on the date of the award, based on the market value on the date of grant, less a 15% discount due to the shares being restricted and lacking market liquidity. The shares vest quarterly over a five-year period. As of December 31, 2021, 4,700,000 of the shares had been issued and 300,000 shares lapsed as result of the retirement of Mr. DePrima.

(2)	In September 2017, we granted 800,000 shares of restricted stock to Joan M. Herman. The shares were valued at $0.42 on the date of the award, based on the market value on the date of grant. The shares vest annually over a four-year period. As of December 31, 2021, 800,000 of the shares had been issued.

(3)	In July 2018, the Board approved the Company’s 2018 Incentive Compensation Plan, and reserved 5,000,000 shares for issuance under the plan. As of December 31, 2021, 1,204,000 options had been issued under the plan, of which 433,800 had been forfeited. As of December 31, 2021, 1,697,247 restricted shares were granted under the 2018 Incentive Compensation Plan, of which 543,000 had been forfeited.

(4)	In May 2018, we issued Dan Henry, one of our directors, an option to purchase 1,500,000 shares of common stock for $1.34 per share, which was the market price of the common stock on the date of the option. The option vests annually over a four-year period from the date of the option.

(5)	In March, April and May 2018, we granted Bruce Mina, Quinn Williams and Dennis Triplett, each of whom is a director, 200,000 shares of restricted stock each. The shares vest annually over a four-year period from the date of the grant. The weighted average value of the stock grant was $1.37 per share, based on the market price of our common stock on the date of each grant. As of December 31, 2021, 450,000 of the shares had been issued.

(6)	At various times in 2018, we granted an aggregate of 2,340,000 shares of restricted common stock to seven employees. 2,040,000 of the shares vest annually over a five-year period from the date of the grant, and the remaining 300,000 shares vested annually over a three-year period from the date of the grant. The weighted average value of the stock grants was $1.84 per share, based on the market price of our common stock on the date of each grant. 830,000 of the shares have been cancelled as of December 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

We did not participate in any transactions in which any of our directors, executive officers, any beneficial owner of more than 5% of our common stock, nor any of their immediate family members, had a direct or indirect material interest.

Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, conduct an appropriate review of, and be responsible for the oversight of, all related party transactions on an ongoing basis. There were no related party material transactions during the fiscal year ended December 31, 2021. A member of the Board of Directors is also a shareholder in a law firm that the Company paid approximately $479,684 and $609,459 during the years ended December 31, 2021 and 2020, respectively.

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

Independence of Board of Directors

The Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, the Board has determined that all of our presently serving directors other than Mr. Newcomer, Mr. Spence and Ms. Herman are “independent directors” as defined by The Nasdaq Stock Market. The Board also determined that Messrs. Henry and Williams, who comprise our presently serving Nominating and Corporate Governance Committee, both satisfy the independence standards for such committee established by the SEC and the Nasdaq Marketplace Rules. With respect to our presently serving Audit Committee, the Board has determined that Messrs. Mina, Henry and Triplett satisfy the independence standards for such committee established by Rule 10A-3 under the Exchange Act, the SEC and the Nasdaq Marketplace Rules, as applicable. Furthermore, the Nominating and Corporate Governance Committee, with concurrence by the Board, has determined that Mr. Mina is an “audit committee financial expert” within the meaning of SEC rules. With respect to our presently serving Compensation Committee, the Board has determined that Messrs. Henry, Williams, Mina and Triplett satisfy the independence standards for such committee established by Rule 10C-1 under the Exchange Act, the SEC and the Nasdaq Marketplace Rules, as applicable.

In making such determinations, the Board considered the relationships that each such non-employee director or director nominee has with our company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of our directors, the Board considered the association of each such non-employee director has with us and all other facts and circumstances the Board deemed relevant in determining independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accountant Fees and Services

Fees and Services

The following table presents fees for professional audit services and other services rendered to the Company by BDO for the fiscal years ended December 31, 2021 and 2020. Squar Milner LLP was our independent registered public accounting firm until BDO was appointed in July 2020.

	Fiscal Year 2021	Fiscal Year 2020
Audit Fees (1)	$274,480	$169,762
Audit-Related Fees (2)	–	15,000
Tax Fees (3)	–	–
All Other Fees (4)	–	–
Total Fees	$274,480	$184,762

_______________

(1)	Audit fees. Audit services and related expenses include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-related services. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.” Audit related services in fiscal year 2020 relates to due diligence services performed by BDO in connection with strategic alternatives.
(3)	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.
(4)	All other fees. All other fees are those services and/or travel expenses not described in the other categories.

Additionally, prior to the appointment of BDO as our independent registered public accounting firm, audit fees totaling $35,000 were paid to Squar Milner LLP for the fiscal year ended 2020.

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

Our chief financial officer reports quarterly to the Audit Committee on the status of pre-approved services, including projected fees. All of the services reflected in the above table were approved by the Audit Committee in fiscal 2021 and fiscal 2020.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated April 23, 2019 (1)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Warrant (3)
4.2	Description of Paysign, Inc.’s Securities(4)
10.1	Share Exchange Agreement between 3PEA International, Inc. and WOW Technologies, Inc. (3)
10.2	Form of Restricted Stock Award (5)
10.3	2018 Incentive Compensation Plan (6)
10.4	Form of Incentive Stock Option Agreement (6)
10.5	Form of Non-Qualified Stock Option Agreement (6)
10.6	Form of Restricted Stock Agreement (6)
10.7	Non-Qualified Stock Option Agreement for Dan Henry (7)
14	Code of Ethics (8)
21*	Subsidiaries of Registrant
23.1*	Consent of BDO USA, LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
31.3**	Rule 13a-14(a)/15d-14(a) Certifications
31.4**	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
32.3**	Section 1350 Certifications
32.4**	Section 1350 Certifications

(Exhibits marked with an asterisk (*) were furnished with the Original Filing.)

(Exhibits marked with two asterisks (**) are filed herewith.)

(1)	Incorporated by reference to our Current Report on Form 8-K filed on September 9, 2019 (File Number 001-38623).
(2)	Incorporated by reference to our Current Report on Form 8-K filed on May 22, 2018 (File Number 000-54123).
(3)	Incorporated by reference to our Registration Statement on Form 10 filed on September 16, 2010 (File Number 000-54123).
(4)	Incorporated by reference to our Annual Report on Form 10-K filed on April 3, 2020 (File Number 001-38623).
(5)	Incorporated by reference to our Form S-8 filed on March 29, 2019 (File Number 333-230634).
(6)	Incorporated by reference to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(7)	Incorporated by reference to our Form S-8 filed on August 22, 2019 (File Number 333-233400).
(8)	Incorporated by reference to our Form 10-K filed on April 4, 2020 (File Number 001-38623).

(c)	Other Financial Statement Schedules: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PAYSIGN, INC.

Dated: May 2, 2022	/s/ Mark Newcomer
Mark Newcomer, Chief Executive Officer
(Principal Executive Officer)

By:
Dated: May 2, 2022	/s/ Jeffery B. Baker
Jeffery B. Baker, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

