Form 10-Q
period 2022-03-31
Paysign, Inc.
filed 2022-05-12
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,001,932 shares as of May 6, 2022.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS
Current assets
Cash	$8,455,671	$7,387,156
Restricted cash	64,677,683	61,283,914
Accounts receivable	3,405,867	3,393,940
Other receivables	1,019,218	1,019,218
Prepaid expenses and other current assets	1,625,631	1,242,967
Total current assets	79,184,070	74,327,195

Fixed assets, net	1,519,799	1,642,981
Intangible assets, net	4,205,833	4,086,962
Operating lease right-of-use asset	3,900,851	3,993,655

Total assets	$88,810,553	$84,050,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,954,565	$5,765,478
Operating lease liability, current portion	345,544	340,412
Customer card funding	64,677,683	61,283,914
Total current liabilities	71,977,792	67,389,804

Operating lease liability, long term portion	3,584,851	3,673,186

Total liabilities	75,562,643	71,062,990
Commitments and contingencies (Note 8)	–	–
Stockholders' equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 52,218,382 and 52,095,382 issued at March 31, 2022 and December 31, 2021, respectively	52,218	52,095
Additional paid-in capital	17,429,498	16,860,119
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(4,083,806)	(3,774,411)
Total stockholders' equity	13,247,910	12,987,803

Total liabilities and stockholders' equity	$88,810,553	$84,050,793

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenues
Plasma industry	$7,394,364	$5,383,151
Pharma industry	806,568	882,830
Other	19,707	13,447
Total revenues	8,220,639	6,279,428

Cost of revenues	3,222,390	3,447,622

Gross profit	4,998,249	2,831,806

Operating expenses
Selling, general and administrative	4,640,912	3,864,986
Depreciation and amortization	679,171	595,848
Total operating expenses	5,320,083	4,460,834

Loss from operations	(321,834)	(1,629,028)

Other income
Interest income, net	14,336	7,101

Loss before income tax provision	(307,498)	(1,621,927)
Income tax provision	1,897	1,600

Net loss	$(309,395)	$(1,623,527)

Net loss per share
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

Weighted average common shares
Basic	51,818,676	50,351,971
Diluted	51,818,676	50,351,971

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit	Equity
Balance, December 31, 2021	52,095,382	$52,095	$16,860,119	$(150,000)	$(3,774,411)	$12,987,803

Stock issued upon vesting of restricted stock	123,000	123	(123)	–	–	–
Stock-based compensation	–	–	569,502	–	–	569,502
Net loss	–	–	–	–	(309,395)	(309,395)
Balance, March 31, 2022	52,218,382	$52,218	$17,429,498	$(150,000)	$(4,083,806)	$13,247,910

	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit	Equity
Balance, December 31, 2020	50,251,607	$50,252	$14,388,890	$(150,000)	$(1,053,077)	$13,236,065

Stock issued upon vesting of restricted stock	466,689	467	(467)	–	–	–
Exercise of stock options	32,586	32	110,434	–	–	–
Stock-based compensation	–	–	636,214	–	–	636,214
Net loss	–	–	–	–	(1,623,527)	(1,623,527)
Balance, March 31, 2021	50,750,882	$50,751	$15,135,071	$(150,000)	$(2,676,604)	$12,359,218

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(309,395)	$(1,623,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	569,502	636,214
Depreciation and amortization	679,171	595,848
Noncash lease expense	92,804	105,704
Changes in operating assets and liabilities:
Accounts receivable	(11,927)	19,283
Prepaid expenses and other current assets	(382,664)	(572,620)
Accounts payable and accrued liabilities	1,189,087	149,429
Operating lease liability	(83,203)	(78,369)
Customer card funding	3,393,769	10,672,537
Net cash provided by operating activities	5,137,144	9,904,499

Cash flows from investing activities:
Purchase of fixed assets	(12,787)	(124,696)
Capitalization of internally developed software	(635,325)	(473,996)
Purchase of intangible assets	(26,748)	(13,511)
Net cash used in investing activities	(674,860)	(612,203)

Cash flows from financing activities:
Proceeds from exercise of stock options	–	110,466
Net cash provided by financing activities	–	110,466

Net change in cash and restricted cash	4,462,284	9,402,762
Cash and restricted cash, beginning of period	68,671,070	55,930,404

Cash and restricted cash, end of period	$73,133,354	$65,333,166

Cash and restricted cash reconciliation:
Cash	8,455,671	6,559,678
Restricted cash	64,677,683	58,773,488
Total cash and restricted cash	$73,133,354	$65,333,166
Supplemental cash flow information:
Non-cash financing activities
Interest paid	$221	$–

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2021. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Impact of COVID-19 Pandemic

The coronavirus (COVID-19) pandemic, which started in late 2019 and reached the United States in early 2020, continues to significantly impact the economy of the United States and the rest of the world. While the disruption appears to be mitigating due to the availability of vaccines and other factors, the ultimate duration and severity of the pandemic remain uncertain, particularly given the development of new variants that continue to spread. The COVID-19 outbreak caused plasma center closures, and the stimulus packages signed into law during 2020 and 2021 reduced the incentive for individuals to donate plasma for supplementary income. Those developments have had and will continue to have an adverse impact on the Company’s results of operations. While we remain cautiously optimistic and have seen improvements in our operating results on an aggregated basis, we cannot foresee how long it may take the Company to attain pre-pandemic operating levels on a per plasma donation center basis as COVID-19 related labor shortages at plasma donation centers, border closures, and other effects continue to weigh on the Company’s results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and variants and around the imposition or relaxation of protective measures, management cannot at this time estimate with reasonable accuracy COVID-19’s further impact on the Company’s results of operations, cash flows or financial condition.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit be as a reduction of the related expense. As of March 31, 2022 and December 31, 2021 the Company has recorded $876,456 in other receivables on the condensed consolidated balance sheet related to refunds filed in the fourth quarter of 2021.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at March 31, 2022 and 2021.

Restricted Cash – At March 31, 2022 and December 31, 2021, restricted cash consisted of funds held specifically for our card product programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. Paysign maintains its cash and cash equivalents and restricted cash in various bank accounts that, at times, may exceed federally insured limits. Paysign has not experienced, nor does it anticipate, any losses with respect to such accounts. At March 31, 2022 and December 31, 2021, the Company had approximately $29,195,396 and $31,828,826 in excess of federally insured bank account limits, respectively.

The Company also has a concentration of accounts receivable risk at March 31, 2022 as two Pharma program customers associated with our Pharma copay programs each individually represent 51% and 15% of our accounts receivable balance. Two Pharma program customers each individually represented 52% and 17% of our accounts receivable balance at December 31, 2021.

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

Customer Card Funding – At March 31, 2022 and December 31, 2021, customer card funding represents funds loaded on our prepaid card programs.

Earnings Per Share – Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period, using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

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

Recently Issued Accounting Pronouncements – In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides updated guidance on how an entity should measure credit losses on all financial instruments carried at amortized cost (including loans held for investment and held-to-maturity debt securities, as well as trade receivables, reinsurance recoverables, and receivables that relate to repurchase agreements and securities lending agreements), a lessor’s net investments in leases, and off-balance sheet credit exposures not accounted for as insurance or as derivatives, including loan commitments, standby letters of credit, and financial guarantees. Subsequently, in November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses (“ASU 2018-19”), which clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, but instead should be accounted for in accordance with Topic 842, Leases. In March 2022 the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses: Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) which clarified accounting treatment required for trouble debt restructurings by creditors and enhanced disclosures for write-offs. The new standard and related amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance on our Financial Statements; however, we do not expect it to have a material impact on the Company’s consolidated financial statements.

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

2.     FIXED ASSETS, NET

Fixed assets consist of the following:

	March 31, 2022	December 31, 2021
Equipment	$2,080,621	$2,067,834
Software	315,855	315,855
Furniture and fixtures	757,662	757,662
Website costs	69,881	69,881
Leasehold improvements	229,772	229,772
	3,453,791	3,441,004
Less: accumulated depreciation	1,933,992	1,798,023
Fixed assets, net	$1,519,799	$1,642,981

Depreciation expense for the three months ended March 31, 2022 and 2021 was $135,969 and $131,951, respectively.

3.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2022	December 31, 2021
Patents and trademarks	$38,186	$38,186
Platform	10,515,896	9,853,823
Customer lists and contracts	1,177,200	1,177,200
Licenses	209,282	209,282
	11,940,564	11,278,491
Less: accumulated amortization	7,734,731	7,191,529
Intangible assets, net	$4,205,833	$4,086,962

Amortization expense for the three months ended March 31, 2022 and 2021 was $543,202 and $463,897, respectively.

4.     LEASE

The Company entered into an operating lease for office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of March 31, 2022, the remaining lease term was 8.2 years and the discount rate was 6%.

Operating lease cost included in selling, general and administrative expenses was $183,241 and $215,144 for the three months ended March 31, 2022 and 2021, respectively. Cash paid for the operating lease was $142,992 for both the three months ended March 31, 2022 and 2021.

The following is the lease maturity analysis of our operating lease as of March 31, 2022:

Twelve months ending March 31,

2023	$571,968
2024	571,968
2025	571,968
2026	629,165
2027	640,604
Thereafter	2,028,580
Total lease payments	5,014,253
Less: Imputed interest	(1,083,858)
Present value of future lease payments	3,930,395
Less: current portion of lease liability	(345,544)
Long-term portion of lease liability	$3,584,851

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

The opening and closing balances of the Company's contract liabilities are as follows:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$61,283,914	$48,100,951
Increase (decrease), net	3,393,769	10,672,537
Ending balance	$64,677,683	$58,773,488

The amount of revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the opening contract liability for prepaid cards was $1,485,005 and $1,023,055, respectively.

6.     COMMON STOCK

At March 31, 2022, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 52,218,382 shares of common stock issued and 51,914,932 shares of common stock outstanding, and no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three months ended March 31, 2022 was $569,502. Stock-based compensation expense for the three months ended March 31, 2021 was $636,214.

2022 Transactions: During the three months ended March 31, 2022 the Company issued 123,000 shares of common stock for vested stock awards.

2021 Transactions: During the three months ended March 31, 2021 the Company issued 499,275 shares of common stock for vested stock awards and the exercise of stock options and received proceeds of $110,466.

7.        BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net loss per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(309,395)	$(1,623,527)
Denominator:
Weighted average common shares:
Denominator for basic calculation	51,818,676	50,351,971
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	–	–
Unvested restricted stock grants	–	–
Denominator for fully diluted calculation	51,818,676	50,351,971
Net loss per common share:
Basic	$(0.01)	$(0.03)
Fully diluted	$(0.01)	$(0.03)

Due to the net loss for the three months ended March 31, 2022, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for that period. For the three months ended March 31, 2022, the amount of potential common share equivalents excluded were 1,891,800 for stock options and 1,254,000 for unvested restricted stock awards. Due to the net loss for the three months ended March 31, 2021, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for that period. For the three months ended March 31, 2021, the amount of potential common share equivalents excluded were 2,241,014 for stock options and 1,975,000 for unvested restricted stock awards.

8.        COMMITMENTS AND CONTINGENCIES

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et. al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark Newcomer, and Mark Attinger violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021, which Plaintiffs opposed via an opposition brief filed on April 29, 2021, to which Defendants replied on June 1, 2021. Thus, the motion is now fully briefed. The Court has not set a hearing date on the motion, or informed the parties whether it intends to entertain oral argument or rule upon the papers filed. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

The Company has also been named as a nominal defendant in two stockholder derivative actions in the United States District Court for the District of Nevada. The first derivative action is entitled Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. and was filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The complaint also alleges insider trading violations against certain individual defendants. On December 16, 2020, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. The second derivative action is entitled John K. Gray, derivatively on behalf of Paysign, Inc. v. Mark Attinger, et al. and was filed on May 9, 2022. This action involves the same alleged conduct raised in the Toczek action and asserts claims for breach of fiduciary duty in connection with financial reporting, breach of fiduciary duty in connection with alleged insider trading against certain individual defendants, and unjust enrichment. The Gray action has not yet been served on the Company, and thus no response date is currently pending. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

9.        RELATED PARTY

A member of our Board of Directors is also a partner in a law firm that the Company engages for services to review regulatory filings and for various other legal matters. The Company incurred legal expense of $40,734 during the three months ended March 31, 2022 with the related party law firm. During the three months ended March 31, 2021 the Company incurred legal expense of $252,836, with the related party law firm.

10.        INCOME TAX PROVISION

The effective tax rate (income tax provision as a percentage of loss before income tax provision) was (0.6%) for the three months ended March 31, 2022, as compared to (0.1%) for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 varies from the three months ended March 31, 2021 primarily as a result of the full valuation on our deferred tax asset in both the current and prior period and the tax benefit related to our stock-based compensation and a pretax loss in the prior year period. As of March 31, 2022, management believes that its more-likely-than-not that the Company’s net deferred tax assets would not be realized in the near future, thus a full valuation allowance on its deferred tax assets remains in place.

11.        SUBSEQUENT EVENT

Except for the matter disclosed in Note 8, management has not identified any additional material subsequent events to disclose.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. These Forward-Looking Statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," “propose,” "may," and other similar expressions identify Forward-Looking statements. In the normal course of our business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain, or may contain, Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. In addition, any statements that refer to expectations, projections, estimates, forecasts, or other characterizations of future events or circumstances are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the Forward-Looking Statements. Such important factors (“Important Factors”) and other factors are disclosed in this report, including those factors discussed in “Part II - Item 1A. Risk Factors.” All prior and subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward-Looking Statement made by or on behalf of us. You are cautioned not to place undue reliance on these Forward-Looking Statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these Forward-Looking Statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

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

The coronavirus (“COVID-19”) pandemic, which started in late 2019 and reached the United States in early 2020, continues to significantly impact the economy of the United States and the rest of the world. While the disruption appears to be mitigating due to the availability of vaccines and other factors, the ultimate duration and severity of the pandemic remain uncertain, particularly given the development of new variants that continue to spread. The COVID-19 outbreak caused plasma center closures, and the stimulus packages signed into law during 2020 and 2021 reduced the incentive for individuals to donate plasma for supplementary income. Those developments have had and will continue to have an adverse impact on the Company’s results of operations. While we remain cautiously optimistic and have seen improvements in our operating results on an aggregated basis, we cannot foresee how long it may take the Company to attain pre-pandemic operating levels on a per plasma donation center basis as COVID-19 related labor shortages at plasma donation centers, border closures, and other effects continue to weigh on the Company’s results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and variants and around the imposition or relaxation of protective measures, management cannot at this time estimate with reasonable accuracy COVID-19’s further impact on the Company’s results of operations, cash flows or financial condition.

Results of Operations

Three Months Ended March 31, 2022 and 2021

The following table summarizes our consolidated financial results:

	Three Months Ended March 31, (unaudited)		Variance
	2022	2021	$	%
Revenues
Plasma industry	$7,394,364	$5,383,151	$2,011,213	37.4%
Pharma industry	806,568	882,830	(76,262)	(8.6%	)
Other	19,707	13,447	6,260	46.6%
Total revenues	8,220,639	6,279,428	1,941,211	30.9%
Cost of revenues	3,222,390	3,447,622	(225,232)	(6.5%	)
Gross profit	4,998,249	2,831,806	2,166,443	76.5%
Gross margin %	60.8%	45.1%

Operating expenses
Selling, general and administrative	4,640,912	3,864,986	775,926	20.1%
Depreciation and amortization	679,171	595,848	83,323	14.0%
Total operating expenses	5,320,083	4,460,834	859,249	19.3%
Loss from operations	$(321,834)	$(1,629,028)	$1,307,194	(80.2%	)

Net loss	$(309,395)	$(1,623,527)	$1,314,132	(80.9%	)
Net margin %	(3.8% )	(25.9% )

The increase in total revenues of $1,941,211 for the three months ended March 31, 2022 compared to the same period in the prior year consisted primarily of a $2,011,213 increase in Plasma revenue, offset by a $76,262 decrease in Pharma revenue. The increase in Plasma revenue was primarily due to an increase in plasma donations, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as COVID-19 restrictions such as donation center closures, mobility restrictions and Federal government stimulus measures were relaxed compared to the prior year period. The decrease in Pharma revenue was primarily due to the end of a number of Pharma prepaid programs and the recognition of settlement income in 2021, offset by an increase in Pharma copay program revenue.

Cost of revenues for the three months ended March 31, 2022 decreased $225,232 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues decreased primarily due to the renewal and restructuring of an agreement in the first quarter of 2022.

Gross profit for the three months ended March 31, 2022 increased $2,166,443 compared to the same period in the prior year resulting from the increase in Plasma revenue, the renewal and restructuring of an agreement mentioned above, and the beneficial impact of a variable cost structure as many of the Plasma transaction costs are variable in nature which are provided by third parties who charge us based on the number of transactions that occurred during the period. The increase in gross margin resulted from continued revenue growth, lower costs and operating leverage of our Plasma business, offset by lower Pharma prepaid revenue and related gross profit versus the prior year.

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2022 increased $775,924 or 20.1% compared to the same period in the prior year and consisted primarily of an increase in compensation and benefits of $84,100, a decrease in stock-based compensation of $66,700, a decrease in outside professional services for legal, tax, accounting and consultants of $94,500, an increase in legal settlements of $354,000, an increase in insurance of $110,500, an increase in technologies and telecom of $178,000, a decrease in rent, utilities, and maintenance of $30,000, an increase in travel and entertainment of $74,500, and an increase in other operating expenses of $165,500.

Depreciation and amortization expense for the three months ended March 31, 2022 increased $83,323 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software and equipment, continued enhancements to our platform, and new furniture and fixtures and leasehold improvements associated with the new building we moved into in June 2020.

For the three months ended March 31, 2022 we recorded a loss from operations of $321,834 representing a net increase of $1,307,194 compared to the same period last year related to the aforementioned factors.

Other income for the three months ended March 31, 2022 increased $7,235 related to higher interest income received from our sponsor bank and lower interest expense related to the financing of insurance premiums.

We recorded an income tax expense of $1,897 for the three months ended March 31, 2022, which equates to an effective tax rate of (0.6%) percent primarily as a result of the full valuation on our deferred tax asset in both the current and prior period and the tax benefit related to our stock-based compensation and a pretax loss in the prior period. We recorded an income tax expense of $1,600 for the three months ended March 31, 2021 due to estimated state tax payments.

The net loss for the three months ended March 31, 2022 was $309,395, an improvement of $1,314,132 compared to the net loss of $1,623,527 for the three months ended March 31, 2021. The overall change in net loss relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume loaded on cards increased 16.1% to $324 million for the three months ended March 31, 2022 versus $278.6 million during the same period last year. The year-over-year increase was due to more Plasma donations as well as an increase in the average dollar amounts loaded to cards, offset by a reduction in the total dollar volume of funds loaded to Pharma cards primarily due to the end of a number of Pharma prepaid programs. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards – Comprises of revenues, gross profit and net income conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income (loss), respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income. Our total revenue conversion rates for the three months ended March 31, 2022 and 2021 were 2.54% or 254 basis points (“bps”), and 2.25% or 225 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended March 31, 2022 and 2021 were 1.54% or 154 bps, and 1.02% or 102 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the three months ended March 31, 2022 and 2021 were (0.10)% or (10) bps, and (0.58)% or (58) bps, respectively, of gross dollar volume loaded on cards.

Management also reviews key performance indicators, such as revenues, gross profit, operational expenses as a percent of revenues, and cardholder participation. In addition, we consider certain non-GAAP (or “adjusted”) measures to be useful to management and investors evaluating our operating performance for the periods presented, and provide a financial tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment and investment in new card programs. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

“EBITDA” is defined as earnings before interest, income taxes, and depreciation and amortization expense and “Adjusted EBITDA” reflects the adjustment to EBITDA to exclude stock-based compensation expense, impairment of intangible asset, and loss on abandonment of assets. A reconciliation of net income (loss) to Adjusted EBITDA is provided in the table below.

	Three Months Ended March 31,
	2022	2021
Reconciliation of EBITDA and Adjusted EBITDA to net loss:
Net loss	$(309,395)	$(1,623,527)
Income tax provision	1,897	1,600
Interest income, net	(14,336)	(7,101)
Depreciation and amortization	679,171	595,848
EBITDA	357,337	(1,033,180)
Stock-based compensation	569,502	636,214
Adjusted EBITDA	$926,839	$(396,966)

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Three Months Ended March 31, (unaudited)
	2022	2021
Net cash provided by operating activities	$5,137,144	$9,904,499
Net cash used in investing activities	(674,860)	(612,203)
Net cash provided by financing activities	–	110,466
Net increase in cash and restricted cash	$4,462,284	$9,402,762

Comparison of Three Months Ended March 31, 2022 and 2021

During the three months ended March 31, 2022 and 2021, we financed our operations through internally generated funds.

Cash provided by operating activities decreased $4,767,355 for the three months ended March 31, 2022, as compared to the same period in the prior year. The decrease is primarily due to changes in cash flows from operating assets and liabilities, particularly an improvement in net loss from operations of $1,341,132, prepaid expenses of $189,956, and accounts payable and accrued liabilities of $1,039,658 associated with the timing of a payment due to a third-party service provider, offset by decreases in other current liabilities of $7,278,768 primarily related to the return of restricted cash associated with the end of a number of Pharma prepaid programs.

Cash used in investing activities increased $62,657 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The change between periods was primarily attributed to an increase in the capitalization of internally developed software as we continue to invest in our technology platform.

Cash provided by financing activities was zero for the three months ended March 31, 2022 as compared to cash provided by financing activities of $110,466 for the three months ended March 31, 2021. Cash provided by financing activities in the 2021 period consisted of cash received from the exercise of employee stock options totaling $110,466.

Sources of Liquidity

We believe that our available cash on hand, excluding restricted cash, at March 31, 2022 of $8,455,671, along with our forecast for revenues and cash flows for the remainder of the year and for 2023, will be sufficient to sustain our operations for the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has also been named as a nominal defendant in two stockholder derivative actions in the United States District Court for the District of Nevada. The first derivative action is entitled Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. and was filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The complaint also alleges insider trading violations against certain individual defendants. On December 16, 2020, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. The second derivative action is entitled John K. Gray, derivatively on behalf of Paysign, Inc. v. Mark Attinger, et al. and was filed on May 9, 2022. This action involves the same alleged conduct raised in the Toczek action and asserts claims for breach of fiduciary duty in connection with financial reporting, breach of fiduciary duty in connection with alleged insider trading against certain individual defendants, and unjust enrichment. The Gray action has not yet been served on the Company, and thus no response date is currently pending.

Item 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2022, we issued, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, a total of 123,000 shares of common stock for restricted stock shares previously earned and vested.

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

PAYSIGN, INC.

Date: May 12, 2022	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: May 12, 2022	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

