Form 10-Q
period 2022-06-30
Paysign, Inc.
filed 2022-08-10
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,151,932 shares as of August 5, 2022.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS
Current assets
Cash	$6,527,476	$7,387,156
Restricted cash	76,967,850	61,283,914
Accounts receivable	3,488,759	3,393,940
Other receivables	1,439,251	1,019,218
Prepaid expenses and other current assets	1,754,140	1,242,967
Total current assets	90,177,476	74,327,195

Fixed assets, net	1,410,947	1,642,981
Intangible assets, net	4,501,854	4,086,962
Operating lease right-of-use asset	3,806,793	3,993,655

Total assets	$99,897,070	$84,050,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,575,119	$5,765,478
Operating lease liability, current portion	350,753	340,412
Customer card funding	76,967,850	61,283,914
Total current liabilities	82,893,722	67,389,804

Operating lease liability, long term portion	3,495,185	3,673,186

Total liabilities	86,388,907	71,062,990

Commitments and contingencies (Note 8)	–	–

Stockholders' equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 52,323,382 and 52,095,382 issued at June 30, 2022 and December 31, 2021, respectively	52,323	52,095
Additional paid-in capital	17,917,680	16,860,119
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(4,311,840)	(3,774,411)
Total stockholders' equity	13,508,163	12,987,803

Total liabilities and stockholders' equity	$99,897,070	$84,050,793

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Plasma industry	$7,806,201	$5,947,313	$15,200,565	$11,330,464
Pharma industry	773,311	641,037	1,579,879	1,523,867
Other	19,264	62,940	38,971	76,387
Total revenues	8,598,776	6,651,290	16,819,415	12,930,718

Cost of revenues	3,900,965	3,498,723	7,123,355	6,946,345

Gross profit	4,697,811	3,152,567	9,696,060	5,984,373

Operating expenses
Selling, general and administrative	4,255,976	3,474,562	8,896,888	7,339,548
Depreciation and amortization	713,180	614,182	1,392,351	1,210,030
Total operating expenses	4,969,156	4,088,744	10,289,239	8,549,578

Loss from operations	(271,345)	(936,177)	(593,179)	(2,565,205)

Other income
Interest income, net	70,227	5,010	84,563	12,111

Loss before income tax provision	(201,118)	(931,167)	(508,616)	(2,553,094)
Income tax provision	26,916	800	28,813	2,400

Net loss	$(228,034)	$(931,967)	$(537,429)	$(2,555,494)

Net loss per share
Basic	$(0.00)	$(0.02)	$(0.01)	$(0.05)
Diluted	$(0.00)	$(0.02)	$(0.01)	$(0.05)

Weighted average common shares
Basic	51,993,031	50,748,437	51,906,335	50,551,299
Diluted	51,993,031	50,748,437	51,906,335	50,551,299

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit	Equity
Balance, December 31, 2021	52,095,382	$52,095	$16,860,119	$(150,000)	$(3,774,411)	$12,987,803

Stock issued upon vesting of restricted stock	123,000	123	(123)	–	–	–
Stock-based compensation	–	–	569,502	–	–	569,502
Net loss	–	–	–	–	(309,395)	(309,395)

Balance, March 31, 2022	52,218,382	$52,218	$17,429,498	$(150,000)	$(4,083,806)	$13,247,910

Stock issued upon vesting of restricted stock	105,000	105	(105)	–	–	–
Stock-based compensation	–	–	488,287	–	–	–
Net loss	–	–	–	–	$(228,034)	$(228,034)

Balance, June 30, 2022	52,323,382	$52,323	$17,917,680	$(150,000)	$(4,311,840)	$13,508,163

	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit	Equity
Balance, December 31, 2020	50,251,607	$50,252	$14,388,890	$(150,000)	$(1,053,077)	$13,236,065

Stock issued upon vesting of restricted stock	466,689	467	(467)	–	–	–
Exercise of stock options	32,586	32	110,434	–	–	110,466
Stock-based compensation	–	–	636,214	–	–	636,214
Net loss	–	–	–	–	(1,623,527)	(1,623,527)

Balance, March 31, 2021	50,750,882	50,751	15,135,071	(150,000)	(2,676,604)	12,359,218

Stock issued upon vesting of restricted stock	390,000	390	(390)	–	–	–
Exercise of stock options	2,500	2	9,673	–	–	9,675
Stock-based compensation	–	–	540,921	–	–	540,921
Net loss	–	–	–	–	(931,967)	(931,967)

Balance, June 30, 2021	51,143,382	$51,143	$15,685,275	$(150,000)	$(3,608,571)	$11,977,847

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(537,429)	$(2,555,494)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,057,789	1,210,030
Depreciation and amortization	1,392,351	1,177,135
Noncash lease expense	186,862	211,407
Changes in operating assets and liabilities:
Accounts receivable	(94,819)	(293,095)
Other receivable	(420,033)	–
Prepaid expenses and other current assets	(511,173)	(366,502)
Accounts payable and accrued liabilities	(190,359)	701,581
Operating lease liability	(167,660)	(157,920)
Customer card funding	15,683,936	17,654,611
Net cash provided by operating activities	16,399,465	17,581,753

Cash flows from investing activities:
Purchase of fixed assets	(38,188)	(173,479)
Capitalization of internally developed software	(1,537,021)	(1,048,364)
Purchase of intangible assets	–	(39,713)
Net cash used in investing activities	(1,575,209)	(1,261,556)

Cash flows from financing activities:
Proceeds from exercise of stock options	–	120,141
Net cash provided by financing activities	–	120,141

Net change in cash and restricted cash	14,824,256	16,440,338
Cash and restricted cash, beginning of period	68,671,070	55,930,404

Cash and restricted cash, end of period	$83,495,326	$72,370,742

Cash and restricted cash reconciliation:
Cash	6,527,476	6,615,180
Restricted cash	76,967,850	65,755,562
Total cash and restricted cash	$83,495,326	$72,370,742

Supplemental cash flow information:
Non-cash financing activities
Cash paid for taxes	$8,700	$2,400
Interest paid	$821	$2,173

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

Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Impact of COVID-19 Pandemic

The coronavirus (“COVID-19”) pandemic, which started in late 2019 and reached the United States in early 2020, continues to significantly impact the economy of the United States and the rest of the world. While the direct disruption appears to have significantly mitigated due to the availability of vaccines and other factors, the ultimate duration and severity of the pandemic remain uncertain, particularly given the development of new variants that continue to spread, and the economic repercussions are still manifesting themselves. The COVID-19 outbreak caused plasma center closures, and the stimulus packages signed into law during 2020 and 2021 reduced the incentive for individuals to donate plasma for supplementary income. Additionally, labor shortages at plasma donation centers and restrictions preventing Mexican nationals with tourist visas from being compensated for donating plasma, have further impacted donations. Those developments have had, and are expected to continue to have, an adverse impact on the Company’s results of operations. Offsetting those headwinds, inflationary pressures for food, gasoline, and other products and services appear to be driving individuals back into the plasma donation centers based upon the increase we experienced in the number of loads per average donation center in the second quarter of 2022 versus the first quarter of 2022. While we remain cautiously optimistic and have seen improvements in our operating results on an aggregated basis, we cannot foresee how long it may take the Company to attain pre-pandemic operating levels on a per plasma donation center basis. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and variants and around the imposition or relaxation of protective measures, management cannot at this time estimate with reasonable accuracy COVID-19’s further impact on the Company’s results of operations, cash flows or financial condition.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit be as a reduction of the related expense. During the quarter ended June 30, 2022 the Company filed for a refund and recorded $459,755 related to the employee retention credit. As of June 30, 2022 and December 31, 2021, the Company has $1,296,488 and $876,456, respectively in other receivables on the condensed consolidated balance sheet related to refunds.

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

Reclassifications – In our cash flows statement, certain accounts related to the lease accounting captions in the prior periods have been reclassified to conform to the current period financial statement presentations.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of six months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at June 30, 2022 and December 31, 2021.

Restricted Cash – At June 30, 2022 and December 31, 2021, restricted cash consisted of funds held specifically for our card product programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. Paysign maintains its cash and cash equivalents and restricted cash in various bank accounts that, at times, may exceed federally insured limits. Paysign has not experienced, nor does it anticipate, any losses with respect to such accounts. At June 30, 2022 and December 31, 2021, the Company had approximately $37,047,586 and $31,828,826 in excess of federally insured bank account limits, respectively.

The Company also has a concentration of accounts receivable risk at June 30, 2022 as two Pharma program customers associated with our Pharma copay programs each individually represent 51% and 11% of our accounts receivable balance. Two Pharma program customers each individually represented 52% and 17% of our accounts receivable balance at December 31, 2021.

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

Intangible assets with a finite life are amortized on a straight-line basis over its estimated useful life, which is generally 3 to 15 years.

Internally Developed Software Costs - Computer software development costs are expensed as incurred, except for internal use software or website development costs that qualify for capitalization as described below, and include compensation and related expenses, costs of hardware and software, and costs incurred in developing features and functionality.

For computer software developed or obtained for internal use, costs that are incurred in the preliminary project and post implementation stages of software development are expensed as incurred. Costs incurred during the application and development stage are capitalized. Capitalized costs are amortized using the straight-line method over a 3three year estimated useful life, beginning in the period in which the software is available for use.

Customer Card Funding – At June 30, 2022 and December 31, 2021, customer card funding represents funds loaded or available to be loaded on cards for our prepaid card programs.

Earnings Per Share – Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period, using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect on the diluted earnings per share calculation is anti-dilutive.

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

The Company generates revenues from Plasma card programs through fees generated from cardholder fees and interchange fees. Revenues from Pharma card programs are generated through card program management fees, transaction claims processing fees, interchange fees, and settlement income.

Plasma and Pharma card program revenues include both fixed and variable components. Cardholder fees represent an obligation to the cardholder based on a per transaction basis and are recognized at a point in time when the performance obligation is fulfilled. Card program management fees and transaction claims processing fees include an obligation to our card program sponsors and are generally recognized when earned on a monthly basis and are typically due within 30 days pursuant to the contract terms which are generally multi-year contracts. The Company uses the output method to recognize card program management fee revenue at the amount of consideration to which an entity has a right to invoice. The performance obligation is satisfied when the services are transferred to the customer which the Company determined to be monthly, as the customer simultaneously receives and consumes the benefit from the Company’s performance. Interchange fees are earned when customer-issued cards are processed through card payment networks as the nature of our promise to the customer is that we stand ready to process transactions at the customer’s requests on a daily basis over the contract term. Since the timing and quantity of transactions to be processed by us are not determinable, we view interchange fees to comprise an obligation to stand ready to process as many transactions as the customer requests. Accordingly, the promise to stand ready is accounted for as a single series performance obligation. The Company uses the right to invoice practical expedient and recognizes interchange fee revenue concurrent with the processing of card transactions. Interchange fees are settled in accordance with the card payment network terms and conditions, which is typically within a few days.

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

Recently Issued Accounting Pronouncements – In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides updated guidance on how an entity should measure credit losses on all financial instruments carried at amortized cost (including loans held for investment and held-to-maturity debt securities, as well as trade receivables, reinsurance recoverables, and receivables that relate to repurchase agreements and securities lending agreements), a lessor’s net investments in leases, and off-balance sheet credit exposures not accounted for as insurance or as derivatives, including loan commitments, standby letters of credit, and financial guarantees. Subsequently, in November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, which clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, but instead should be accounted for in accordance with Topic 842, Leases. In March 2022 the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses: Troubled Debt Restructurings and Vintage Disclosures which clarified accounting treatment required for trouble debt restructurings by creditors and enhanced disclosures for write-offs. The new standard and related amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance on our Financial Statements; however, we do not expect it to have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). This guidance is effective for the Company beginning on January 1, 2023 and is not expected to have a material impact on the Company’s consolidated financial statements.

2.     FIXED ASSETS, NET

Fixed assets consist of the following:

	June 30, 2022	December 31, 2021
Equipment	$2,098,522	$2,067,834
Software	323,355	315,855
Furniture and fixtures	757,662	757,662
Website costs	69,881	69,881
Leasehold improvements	229,772	229,772
	3,479,192	3,441,004
Less: accumulated depreciation	2,068,245	1,798,023
Fixed assets, net	$1,410,947	$1,642,981

Depreciation expense for the three months ended June 30, 2022 and 2021 was $134,253 and $133,174, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $270,222 and $265,125, respectively.

3.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2022	December 31, 2021
Patents and trademarks	$38,186	$38,186
Platform	11,391,538	9,853,823
Customer lists and contracts	1,177,200	1,177,200
Licenses	209,282	209,282
	12,816,206	11,278,491
Less: accumulated amortization	8,314,352	7,191,529
Intangible assets, net	$4,501,854	$4,086,962

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years. Amortization expense for the three months ended June 30, 2022 and 2021 was $578,927 and $481,008, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $1,122,129 and $944,905, respectively.

4.     LEASE

The Company entered into an operating lease for office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of June 30, 2022, the remaining lease term was 7.9 years and the discount rate was 6%.

Operating lease cost included in selling, general and administrative expenses was $184,329 and $367,550 for the three and six months ended June 30, 2022, respectively. Operating lease cost included in selling, general and administrative expenses was $209,056 and $424,200 for the three and six months ended June 30, 2021, respectively.

The following is the lease maturity analysis of our operating lease as of June 30, 2022:

Year ending December 31,

2022 (excluding the six months ended June 30, 2022)	$285,984
2023	571,968
2024	571,968
2025	612,006
2026	640,604
Thereafter	2,188,731
Total lease payments	4,871,261
Less: Imputed interest	(1,025,323)
Present value of future lease payments	3,845,938
Less: current portion of lease liability	(350,753)
Long-term portion of lease liability	$3,495,185

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

The opening and closing balances of the Company's contract liabilities are as follows:

	Six Months Ended June 30,
	2022	2021
Beginning balance	$61,283,914	$48,100,951
Increase, net	15,683,936	17,654,611
Ending balance	$76,967,850	$65,755,562

The amount of revenue recognized during the six months ended June 30, 2022 and 2021 that was included in the opening contract liability for prepaid cards was $1,485,005 and $1,023,055, respectively.

6.     COMMON STOCK

At June 30, 2022, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 52,323,382 shares of common stock issued and 52,019,932 shares of common stock outstanding, and no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three and six months ended June 30, 2022 was $488,287 and $1,057,789, respectively. Stock-based compensation expense for the three and six months ended June 30, 2021 was $540,921 and $1,777,135, respectively.

2022 Transactions: During the three and six months ended June 30, 2022 the Company issued 105,000 and 228,000 shares, respectively, of common stock for vested stock awards and the exercise of stock options and received proceeds of $0 and $0, respectively.

2021 Transactions: During the three and six months ended June 30, 2021 the Company issued 392,500 and 891,775 shares, respectively, of common stock for vested stock awards and the exercise of stock options and received proceeds of $9,675 and $120,141, respectively.

7.        BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net loss per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(228,034)	$(931,967)	$(537,429)	$(2,555,494)
Denominator:
Weighted average common shares:
Denominator for basic calculation	51,993,031	50,748,437	51,906,335	50,551,299
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	–	–	–	–
Unvested restricted stock grants	–	–	–	–
Denominator for fully diluted calculation	51,993,031	50,748,437	51,906,335	50,551,299
Net loss per common share:
Basic	$(0.00)	$(0.02)	$(0.01)	$(0.05)
Fully diluted	$(0.00)	$(0.02)	$(0.01)	$(0.05)

Due to the net loss for the three and six months ended June 30, 2022, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for both periods. For the three and six months ended June 30, 2022, the amount of potential common share equivalents excluded were 1,884,400 for stock options and 1,064,000 for unvested restricted stock awards. Due to the net loss for the three and six months ended June 30, 2021, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for both periods. For the three and six months ended June 30, 2021, the amount of potential common share equivalents excluded were 1,997,350 for stock options and 1,868,000 for unvested restricted stock awards.

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

The Company has also been named as a nominal defendant in two stockholder derivative actions in the United States District Court for the District of Nevada. The first derivative action is entitled Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. and was filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The complaint also alleges insider trading violations against certain individual defendants. On December 16, 2020, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. The second derivative action is entitled John K. Gray, derivatively on behalf of Paysign, Inc. v. Mark Attinger, et al. and was filed on May 9, 2022. This action involves the same alleged conduct raised in the Toczek action and asserts claims for breach of fiduciary duty in connection with financial reporting, breach of fiduciary duty in connection with alleged insider trading against certain individual defendants, and unjust enrichment. On June 3, 2022, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

9.        RELATED PARTY

A member of our Board of Directors is also a partner in a law firm that the Company engages for services to review regulatory filings and for various other legal matters. The Company incurred legal expense of $41,019 and $81,753 during the three and six months ended June 30, 2022, respectively, with the related party law firm. During the three and six months ended June 30, 2021 the Company incurred legal expense of $390,172 and $410,884, respectively, with the related party law firm.

10.        INCOME TAX PROVISION

The effective tax rate (income tax provision as a percentage of loss before income tax provision) was (13.4%) for the three months ended June 30, 2022, as compared to (0.1%) for the three months ended June 30, 2021. The effective tax rate was (5.7%) and (0.1%) for the six months ended June 30, 2022 and 2021, respectively. The effective tax rates vary, primarily as a result of the full valuation on our deferred tax asset in the current year and the tax benefit related to our stock-based compensation and a pretax loss in the prior year period.

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

Our revenues include fees generated from cardholder fees, interchange, card program management fees, transaction claims processing fees, and settlement income. Revenue from cardholder fees, interchange, card program management fees, and transaction claims processing fees is recorded when the performance obligation is fulfilled. Settlement income is recorded at the expiration of the card program.

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

We manage all aspects of the prepaid card lifecycle, from managing the card design and approval processes with partners and networks, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management, and replacement. We deploy a fully staffed, in-house customer service department which utilizes bilingual customer service representatives, Interactive Voice Response, and two-way short message service messaging and text alerts.

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

In 2022, we plan to continue to invest additional funds in technology improvements, sales and marketing, fraud and disputes, customer service, and regulatory compliance. From time to time, we evaluate raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new markets using internally generated funds.

The coronavirus (“COVID-19”) pandemic, which started in late 2019 and reached the United States in early 2020, continues to significantly impact the economy of the United States and the rest of the world. While the direct disruption appears to have significantly mitigated due to the availability of vaccines and other factors, the ultimate duration and severity of the pandemic remain uncertain, particularly given the development of new variants that continue to spread, and the economic repercussions are still manifesting themselves. The COVID-19 outbreak caused plasma center closures, and the stimulus packages signed into law during 2020 and 2021 reduced the incentive for individuals to donate plasma for supplementary income. Additionally, labor shortages at plasma donation centers and restrictions preventing Mexican nationals with tourist visas from being compensated for donating plasma, have further impacted donations. Those developments have had, and are expected to continue to have, an adverse impact on the Company’s results of operations. Offsetting those headwinds, inflationary pressures for food, gasoline, and other products and services appear to be driving individuals back into the plasma donation centers based upon the increase we experienced in the number of loads per average donation center in the second quarter of 2022 versus the first quarter of 2022. While we remain cautiously optimistic and have seen improvements in our operating results on an aggregated basis, we cannot foresee how long it may take the Company to attain pre-pandemic operating levels on a per plasma donation center basis. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and variants and around the imposition or relaxation of protective measures, management cannot at this time estimate with reasonable accuracy COVID-19’s further impact on the Company’s results of operations, cash flows or financial condition.

Results of Operations

Three Months Ended June 30, 2022 and 2021

The following table summarizes our consolidated financial results:

	Three Months Ended June 30, (unaudited)		Variance
	2022	2021	$	%
Revenues
Plasma industry	$7,806,201	$5,947,313	$1,858,888	31.3%
Pharma industry	773,311	641,037	132,274	20.6%
Other	19,264	62,940	(43,676)	(69.4%	)
Total revenues	8,598,776	6,651,290	1,947,486	29.3%
Cost of revenues	3,900,965	3,498,723	402,242	11.5%
Gross profit	4,697,811	3,152,567	1,545,244	49.0%
Gross margin %	54.6%	47.4%

Operating expenses
Selling, general and administrative	4,255,976	3,474,562	781,414	22.5%
Depreciation and amortization	713,180	614,182	98,998	16,1%
Total operating expenses	4,969,156	4,088,744	880,412	21.5%
Loss from operations	$(271,345)	$(936,177)	$664,832	(71.0%	)

Net loss	$(228,034)	$(931,967)	$703,933	(75.5%	)
Net margin %	(2.7% )	(14.0% )

The increase in total revenues of $1,947,486 for the three months ended June 30, 2022 compared to the same period in the prior year consisted primarily of a $1,858,888 increase in Plasma revenue and a $132,274 increase in Pharma revenue, offset by a $43,676 decrease in Other revenue. The increase in Plasma revenue was primarily due to an increase in the number of plasma centers and donations, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as COVID-19 restrictions such as donation center closures, mobility restrictions and Federal government stimulus measures were relaxed compared to the prior year period. The increase in Pharma revenue was primarily due to the launch of new Pharma copay programs offset by the end of a number of Pharma prepaid programs. The decrease in Other revenue was primarily due to the recognition of settlement income from a rewards program that terminated in the second quarter of 2021.

Cost of revenues for the three months ended June 30, 2022 increased $402,242 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues increased during the second quarter of 2022 primarily due to the increase in cardholder usage activity, the increase in plastics, collateral and postage related to upfront costs associated with new openings and competitive conversion of 62 plasma donation centers, the increase in network expenses related to our Pharma copay business, and the increase in customer service expenses, offset by a decline in sales commissions related to the restructuring of an agreement in the first quarter of 2022.

Gross profit for the three months ended June 30, 2022 increased $1,545,244 compared to the same period in the prior year resulting from the increase in Plasma revenue, the restructuring of an agreement mentioned above, and the beneficial impact of a variable cost structure as many of the Plasma transaction costs are variable in nature which are provided by third parties who charge us based on the number of transactions that occurred during the period. The increase in gross profit was offset by the upfront costs associated with the 62 new plasma donation centers that were added during the quarter and the increase in customer service expenses relating to the overall growth of our business. The increase in gross margin resulted from the aforementioned factors.

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2022 increased $781,414 or 22.5% compared to the same period in the prior year and consisted primarily of an increase in compensation and benefits of $890,000, a decrease in stock-based compensation of $52,600, a decrease in outside professional services for legal, tax, accounting and consultants of $151,400, a decrease in insurance of $15,000, an increase in technologies and telecom of $237,000, a decrease in rent, utilities, and maintenance of $14,100, an increase in travel and entertainment of $57,200, and an increase in other operating expenses of $210,000. The remainder of the difference is primarily related to an increase in capitalized software development costs.

Depreciation and amortization expense for the three months ended June 30, 2022 increased $98,998 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software and equipment, and continued enhancements to our platform.

For the three months ended June 30, 2022 we recorded a loss from operations of $271,345 representing a net increase of $664,832 compared to the same period last year related to the aforementioned factors.

Other income for the three months ended June 30, 2022 increased $65,217 related to an increase in interest rates and the associated interest income received on higher bank account balances at our sponsor bank and lower interest expense related to the financing of insurance premiums.

We recorded an income tax expense of $26,916 for the three months ended June 30, 2022, which equates to an effective tax rate of (13.4%) primarily as a result of the full valuation on our deferred tax asset in both the current and prior period and the tax benefit related to our stock-based compensation and a pretax loss in the prior period. We recorded an income tax expense of $800 for the three months ended June 30, 2021 due to estimated state tax payments.

The net loss for the three months ended June 30, 2022 was $228,034, an improvement of $703,933 compared to the net loss of $931,967 for the three months ended June 30, 2021. The overall change in net loss relates to the aforementioned factors.

Six Months Ended June 30, 2022 and 2021

The following table summarizes our consolidated financial results:

	Six Months Ended June 30, (unaudited)		Variance
	2022	2021	$	%
Revenues
Plasma industry	$15,200,565	$11,330,464	$3,870,101	34.2%
Pharma industry	1,579,879	1,523,867	56,012	3.7%
Other	38,971	76,387	(37,416)	(49.0%	)
Total revenues	16,819,415	12,930,718	3,888,697	30.1%
Cost of revenues	7,123,355	6,946,345	177,010	2.5%
Gross profit	9,696,060	5,984,373	3,711,687	62.0%
Gross margin %	57.6%	46.3%

Operating expenses
Selling, general and administrative	8,896,888	7,339,548	1,557,340	21.2%
Depreciation and amortization	1,392,351	1,210,030	182,321	15.1%
Total operating expenses	10,289,239	8,549,578	1,739,661	20.3%
Loss from operations	$(593,179)	$(2,565,205)	$1,972,026	(76.9%	)

Net loss	$(537,429)	$(2,555,494)	$2,018,065	(79.0%	)
Net margin %	(3.2% )	(19.8% )

The increase in total revenues of $3,888,697 for the six months ended June 30, 2022 compared to the same period in the prior year consisted primarily of a $3,870,101 increase in Plasma revenue and a $56,012 increase in Pharma revenue, offset by a $37,416 decrease in Other revenue. The increase in Plasma revenue was primarily due to an increase in the number of plasma centers and donations, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as COVID-19 restrictions such as donation center closures, mobility restrictions and Federal government stimulus measures were relaxed compared to the prior year period. The increase in Pharma revenue was primarily due to the launch of new Pharma copay programs offset by the end of a number of Pharma prepaid programs. The decrease in Other revenue was primarily driven by the recognition of settlement income from a rewards program that ended during the second quarter of 2021.

Cost of revenues for the six months ended June 30, 2022 increased $177,010 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues increased during the six months of 2022 primarily due to the increase in cardholder usage activity, the increase in plastics, collateral and postage related to upfront costs associated with the de novo opening or competitive conversion of 71 plasma donation centers that we service, the increase in network expenses related to our Pharma copay business, and the increase in customer service expenses, offset by a decline in sales commissions related to the restructuring of an agreement in the first quarter of 2022.

Gross profit for the six months ended June 30, 2022 increased $3,711,687 compared to the same period in the prior year resulting from the increase in Plasma revenue, the restructuring of an agreement mentioned above, and the beneficial impact of a variable cost structure as many of the Plasma transaction costs are provided by third parties who charge us based on the number of transactions that occurred during the period, with a lower per-transaction cost at larger numbers of transactions. The increase in Gross profit was offset by the upfront costs associated with the 71 new plasma donation centers that were added during the six month period and the increase in customer service expenses relating to the overall growth of our business. The increase in gross margin resulted from the aforementioned factors.

SG&A for the six months ended June 30, 2022 increased $1,557,340 or 21.2% compared to the same period in the prior year and consisted primarily of an increase in compensation and benefits of $1,294,200, a decrease in stock-based compensation of $119,300, a decrease in outside professional services for legal, tax, accounting and consultants of $245,800, an increase in legal settlements of $354,000, an increase in insurance of $95,800, an increase in technologies and telecom of $415,100, a decrease in rent, utilities, and maintenance of $43,900, an increase in travel and entertainment of $131,800, and an increase in other operating expenses of $375,100. The remainder of the difference is primarily related to an increase in capitalized software development costs.

Depreciation and amortization expense for the six months ended June 30, 2022 increased $182,300 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software and equipment and continued enhancements to our platform.

For the six months ended June 30, 2022 we recorded a loss from operations of $593,179 representing a net increase of $1,972,026 compared to the same period last year related to the aforementioned factors.

Other income for the six months ended June 30, 2022 increased $72,452 related to an increase in interest rates and the associated interest income received on higher bank account balances at our sponsor bank and lower interest expense related to the financing of insurance premiums.

We recorded an income tax expense of $28,813 for the six months ended June 30, 2022, which equates to an effective tax rate of (5.7%) percent primarily as a result of the full valuation on our deferred tax asset in both the current and prior period and the tax benefit related to our stock-based compensation and a pretax loss in the prior period. We recorded an income tax expense of $2,400 for the six months ended June 30, 2021 due to estimated state tax payments.

The net loss for the six months ended June 30, 2022 was $537,429, an improvement of $2,018,065 compared to the net loss of $2,555,494 for the six months ended June 30, 2021. The overall change in net loss relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume loaded on cards was $376 million and $267 million for the three months ended June 30, 2022 and 2021, respectively. That gross dollar volume was $699 million and $546 million for the six months ended June 30, 2022 and 2021, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards – Equals revenues, gross profit or net income conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income (loss), respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income. Our total revenue conversion rates for the three months ended June 30, 2022 and 2021 were 2.29% or 229 basis points (“bps”), and 2.49% or 249 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended June 30, 2022 and 2021 were 1.25% or 125 bps, and 1.18% or 118 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the three months ended June 30, 2022 and 2021 were (0.06)% or (6) bps, and (0.35)% or (35) bps, respectively, of gross dollar volume loaded on cards. Our total revenue conversion rates for the six months ended June 30, 2022 and 2021 were 2.41% or 241 bps, and 2.37% or 237 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the six months ended June 30, 2022 and 2021 were 1.39% or 139 bps, and 1.10% or 110 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the six months ended June 30, 2022 and 2021 were (0.08)% or (8) bps, and (0.47)% or (47) bps, respectively, of gross dollar volume loaded on cards.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Adjusted EBITDA to net loss:
Net loss	$(228,034)	$(931,967)	$(537,429)	$(2,555,494)
Income tax provision	26,916	800	28,813	2,400
Interest income	(70,227)	(5,010)	(84,563)	(12,111)
Depreciation and amortization	713,180	614,182	1,392,351	1,210,030
EBITDA	441,835	(321,995)	799,172	(1,355,175)
Stock-based compensation	488,287	540,921	1,057,789	1,177,135
Adjusted EBITDA	$930,122	$218,926	$1,856,961	$(178,040)

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Six Months Ended June 30, (unaudited)
	2022	2021
Net cash provided by operating activities	$16,399,465	$17,581,753
Net cash used in investing activities	(1,575,209)	(1,261,556)
Net cash provided by financing activities	–	120,141
Net increase in cash and restricted cash	$14,824,256	$16,440,338

Comparison of Six Months Ended June 30, 2022 and 2021

During the six months ended June 30, 2022 and 2021, we financed our operations through internally generated funds.

Cash provided by operating activities decreased $1,182,288 for the six months ended June 30, 2022, as compared to the same period in the prior year. The decrease is primarily due to changes in cash flows from operating assets and liabilities, particularly decreases in cash flows from other receivables of $420,033 related to employee retention credits recorded in the current year, accounts payable and accrued liabilities of $891,940 associated with the timing of a payment due to a third-party service provider, and customer card funding of $1,970,675 primarily related to the return of restricted cash associated with the end of a number of Pharma prepaid programs. These decreases were partially offset by an improvement in net loss from operations of $2,018,065, a decrease in cash flows from stock-based compensation of $119,346 and an increase in cash flows from depreciation and amortization of $182,321.

Cash used in investing activities increased $313,653 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The change between periods was primarily attributed to an increase in the capitalization of internally developed software as we continue to invest in our technology platform.

Cash provided by financing activities was zero for the six months ended June 30, 2022 as compared to cash provided by financing activities of $120,141 for the six months ended June 30, 2021. Cash provided by financing activities in the 2021 period consisted of cash received from the exercise of employee stock options totaling $120,141.

Sources of Liquidity

We believe that our available cash on hand, excluding restricted cash, at June 30, 2022 of $6,527,476, along with our forecast for revenues and cash flows for the remainder of the year and for 2023, will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has also been named as a nominal defendant in two stockholder derivative actions in the United States District Court for the District of Nevada. The first derivative action is entitled Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. and was filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The complaint also alleges insider trading violations against certain individual defendants. On December 16, 2020, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. The second derivative action is entitled John K. Gray, derivatively on behalf of Paysign, Inc. v. Mark Attinger, et al. and was filed on May 9, 2022. This action involves the same alleged conduct raised in the Toczek action and asserts claims for breach of fiduciary duty in connection with financial reporting, breach of fiduciary duty in connection with alleged insider trading against certain individual defendants, and unjust enrichment. On June 3, 2022, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss.

Item 1A. Risk Factors.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2022, we issued, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, a total of 105,000 shares of common stock for restricted stock awards previously earned and vested to certain directors, consultants and employees.

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

PAYSIGN, INC.

Date: August 10, 2022	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: August 10, 2022	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

