Form 10-Q
period 2022-09-30
Paysign, Inc.
filed 2022-11-09
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,246,932 shares as of November 3, 2022.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS
Current assets
Cash	$7,981,953	$7,387,156
Restricted cash	89,059,415	61,283,914
Accounts receivable	4,032,985	3,393,940
Other receivables	1,439,251	1,019,218
Prepaid expenses and other current assets	1,954,152	1,242,967
Total current assets	104,467,756	74,327,195

Fixed assets, net	1,334,661	1,642,981
Intangible assets, net	4,848,057	4,086,962
Operating lease right-of-use asset	3,711,462	3,993,655

Total assets	$114,361,936	$84,050,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,615,836	$5,765,478
Operating lease liability, current portion	356,041	340,412
Customer card funding	89,059,415	61,283,914
Total current liabilities	96,031,292	67,389,804

Operating lease liability, long term portion	3,404,167	3,673,186

Total liabilities	99,435,459	71,062,990

Commitments and contingencies (Note 8)	–	–

Stockholders' equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 52,461,382 and 52,095,382 issued at September 30, 2022 and December 31, 2021, respectively	52,461	52,095
Additional paid-in capital	18,483,747	16,860,119
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(3,459,731)	(3,774,411)
Total stockholders' equity	14,926,477	12,987,803

Total liabilities and stockholders' equity	$114,361,936	$84,050,793

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Plasma industry	$9,829,811	$7,035,546	$25,030,376	$18,366,010
Pharma industry	693,353	660,331	2,273,232	2,184,198
Other	73,264	71,312	112,235	147,699
Total revenues	10,596,428	7,767,189	27,415,843	20,697,907

Cost of revenues	4,847,780	3,797,919	11,971,135	10,744,264

Gross profit	5,748,648	3,969,270	15,444,708	9,953,643

Operating expenses
Selling, general and administrative	4,386,757	3,618,071	13,283,645	10,957,619
Depreciation and amortization	738,883	628,324	2,131,234	1,838,354
Total operating expenses	5,125,640	4,246,395	15,414,879	12,795,973

Income (loss) from operations	623,008	(277,125)	29,829	(2,842,330)

Other income
Interest income, net	265,284	6,119	349,847	18,230

Income (loss) before income tax provision	888,292	(271,006)	379,676	(2,824,100)
Income tax provision	36,183	–	64,996	2,400

Net income (loss)	$852,109	$(271,006)	$314,680	$(2,826,500)

Net income (loss) per share
Basic	$0.02	$(0.01)	$0.01	$(0.06)
Diluted	$0.02	$(0.01)	$0.01	$(0.06)

Weighted average common shares
Basic	52,142,225	51,154,725	51,968,496	50,754,652
Diluted	53,365,025	51,154,725	52,676,707	50,754,652

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit	Equity
Balance, December 31, 2021	52,095,382	$52,095	$16,860,119	$(150,000)	$(3,774,411)	$12,987,803

Stock issued upon vesting of restricted stock	123,000	123	(123)	–	–	–
Stock-based compensation	–	–	569,502	–	–	569,502
Net loss	–	–	–	–	(309,395)	(309,395)

Balance, March 31, 2022	52,218,382	52,218	17,429,498	(150,000)	(4,083,806)	13,247,910

Stock issued upon vesting of restricted stock	105,000	105	(105)	–	–	–
Stock-based compensation	–	–	488,287	–	–	488,287
Net loss	–	–	–	–	(228,034)	(228,034)

Balance, June 30, 2022	52,323,382	52,323	17,917,680	(150,000)	(4,311,840)	13,508,163

Stock issued upon vesting of restricted stock	138,000	138	(138)	–	–	–
Stock-based compensation	–	–	566,205	–	–	566,205
Net income	–	–	–	–	852,109	852,109

Balance, September 30, 2022	52,461,382	$52,461	$18,483,747	$(150,000)	$(3,459,731)	$14,926,477

	Common Stock		Additional Paid-in	Treasury Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit	Equity
Balance, December 31, 2020	50,251,607	$50,252	$14,388,890	$(150,000)	$(1,053,077)	$13,236,065

Stock issued upon vesting of restricted stock	466,689	467	(467)	–	–	–
Exercise of stock options	32,586	32	110,434	–	–	110,466
Stock-based compensation	–	–	636,214	–	–	636,214
Net loss	–	–	–	–	(1,623,527)	(1,623,527)

Balance, March 31, 2021	50,750,882	50,751	15,135,071	(150,000)	(2,676,604)	12,359,218

Stock issued upon vesting of restricted stock	390,000	390	(390)	–	–	–
Exercise of stock options	2,500	2	9,673	–	–	9,675
Stock-based compensation	–	–	540,921	–	–	540,921
Net loss	–	–	–	–	(931,967)	(931,967)

Balance, June 30, 2021	51,143,382	51,143	15,685,275	(150,000)	(3,608,571)	11,977,847

Stock issued upon vesting of restricted stock	463,000	463	(463)	–	–	–
Exercise of stock options	30,000	30	71,970	–	–	72,000
Stock-based compensation	–	–	603,591	–	–	603,591
Net loss	–	–	–	–	(271,006)	(271,006)

Balance, September 30, 2021	51,636,382	$51,636	$16,360,373	$(150,000)	$(3,879,577)	$12,382,432

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$314,680	$(2,826,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	1,623,994	1,780,726
Depreciation and amortization	2,131,234	1,838,354
Noncash lease expense	282,193	317,111
Changes in operating assets and liabilities:
Accounts receivable	(639,045)	(1,025,582)
Other receivable	(420,033)	–
Prepaid expenses and other current assets	(711,185)	(167,991)
Accounts payable and accrued liabilities	850,358	1,194,607
Operating lease liability	(253,390)	(238,669)
Customer card funding	27,775,501	15,159,540
Net cash provided by operating activities	30,954,307	16,031,596

Cash flows from investing activities:
Purchase of fixed assets	(75,661)	(189,562)
Capitalization of internally developed software	(2,508,348)	(1,718,638)
Purchase of intangible assets	–	(58,481)
Net cash used in investing activities	(2,584,009)	(1,966,681)

Cash flows from financing activities:
Proceeds from exercise of stock options	–	192,141
Net cash provided by financing activities	–	192,141

Net change in cash and restricted cash	28,370,298	14,257,056
Cash and restricted cash, beginning of period	68,671,070	55,930,404

Cash and restricted cash, end of period	$97,041,368	$70,187,460

Cash and restricted cash reconciliation:
Cash	7,981,953	6,926,969
Restricted cash	89,059,415	63,260,491
Total cash and restricted cash	$97,041,368	$70,187,460

Supplemental cash flow information:
Non-cash financing activities
Cash paid for taxes	$27,374	$2,400
Interest paid	$221	$3,704
Fixed assets acquired through accounts payable	$–	$94,549

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

Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Impact of COVID-19 Pandemic

The coronavirus (“COVID-19”) pandemic, which started in late 2019 and reached the United States in early 2020, continues to significantly impact the economy of the United States and the rest of the world. While the direct disruption appears to have abated due to the availability of vaccines and other factors, the ultimate duration and severity of the pandemic remain uncertain, particularly given the development of new variants that continue to spread, and the economic repercussions are still manifesting themselves. The COVID-19 outbreak caused plasma center closures, and the stimulus packages signed into law during 2020 and 2021 reduced the incentive for individuals to donate plasma for supplementary income. Additionally, labor shortages at plasma donation centers and restrictions preventing Mexican nationals with tourist visas from being compensated for donating plasma, have further impacted donations. Those developments have had an adverse impact on the Company’s historical results of operations. On September 16, 2022, the United States District Court issued a preliminary injunction preventing the United States Customs and Border Protection from continuing to enforce its ban on plasma donations by Mexican nationals. Since then, we have seen an increase in donation activity from Mexican nationals, primarily in our plasma donation centers along the U.S.-Mexico border. Additionally, inflationary pressures for food, gasoline, rent, and other products and services appear to be driving individuals back into the plasma donation centers based upon the increase we experienced in the number of loads per average donation center in the third quarter of 2022 as compared to all preceding quarters in 2022 and 2021. While we remain cautiously optimistic and have seen improvements in donation activity and our operating results on an aggregated basis, we cannot foresee what potential issues may impact our operating results as new COVID-19 variants continue to evolve. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and variants and around the imposition or relaxation of protective measures, management cannot at this time estimate with reasonable accuracy COVID-19’s further impact on the Company’s results of operations, cash flows or financial condition.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. As of September 30, 2022 and December 31, 2021, the Company has $1,296,488 and $876,456, respectively in other receivables on the condensed consolidated balance sheet related to Federal government refunds.

About Paysign, Inc.

Paysign, Inc. (the “Company,” “Paysign,” “we” or “our”) was incorporated on August 24, 1995, and trades under the symbol PAYS on The Nasdaq Stock Market LLC. Paysign is a provider of prepaid card programs, comprehensive patient affordability offerings, digital banking services and integrated payment processing designed for businesses, consumers and government institutions. Headquartered in Nevada, the company creates customized, innovative payment solutions for clients across all industries, including pharmaceutical, healthcare, hospitality and retail.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at September 30, 2022 and December 31, 2021.

Restricted Cash – At September 30, 2022 and December 31, 2021, restricted cash consisted of funds held specifically for our card product programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. Paysign maintains its cash and cash equivalents and restricted cash in various bank accounts that, at times, may exceed federally insured limits. Paysign has not experienced, nor does it anticipate, any losses with respect to such accounts. At September 30, 2022 and December 31, 2021, the Company had approximately $42,575,691 and $31,828,826 in excess of federally insured bank account limits, respectively.

The Company also has a concentration of accounts receivable risk at September 30, 2022 as two Pharma program customers associated with our Pharma copay programs each individually represent 44% and 14% of our accounts receivable balance. Two Pharma program customers each individually represented 52% and 17% of our accounts receivable balance at December 31, 2021.

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

Customer Card Funding – At September 30, 2022 and December 31, 2021, customer card funding represents funds loaded or available to be loaded on cards for our card product programs.

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

2.     FIXED ASSETS, NET

Fixed assets consist of the following:

	September 30, 2022	December 31, 2021
Equipment	$2,135,995	$2,067,834
Software	323,355	315,855
Furniture and fixtures	757,662	757,662
Website costs	69,881	69,881
Leasehold improvements	229,772	229,772
	3,516,665	3,441,004
Less: accumulated depreciation	2,182,004	1,798,023
Fixed assets, net	$1,334,661	$1,642,981

Depreciation expense for the three months ended September 30, 2022 and 2021 was $113,758 and $134,296, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $383,980 and $399,421, respectively.

3.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2022	December 31, 2021
Patents and trademarks	$38,186	$38,186
Platform	12,362,866	9,853,823
Customer lists and contracts	1,177,200	1,177,200
Licenses	209,282	209,282
	13,787,534	11,278,491
Less: accumulated amortization	8,939,477	7,191,529
Intangible assets, net	$4,848,057	$4,086,962

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years. Amortization expense for the three months ended September 30, 2022 and 2021 was $625,125 and $494,028, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $1,747,254 and $1,438,933, respectively.

4.     LEASE

The Company entered into an operating lease for office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of September 30, 2022, the remaining lease term was 7.7 years and the discount rate was 6%.

Operating lease cost included in selling, general and administrative expenses was $184,214 and $551,764 for the three and nine months ended September 30, 2022, respectively. Operating lease cost included in selling, general and administrative expenses was $189,950 and $614,150 for the three and nine months ended September 30, 2021, respectively.

The following is the lease maturity analysis of our operating lease as of September 30, 2022:

Year ending December 31,

2022 (excluding the nine months ended September 30, 2022)	$142,992
2023	571,968
2024	571,968
2025	612,006
2026	640,604
Thereafter	2,188,731
Total lease payments	4,728,269
Less: Imputed interest	(968,061)
Present value of future lease payments	3,760,208
Less: current portion of lease liability	(356,041)
Long-term portion of lease liability	$3,404,167

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

The opening and closing balances of the Company's contract liabilities are as follows:

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$61,283,914	$48,100,951
Increase, net	27,775,501	15,159,540
Ending balance	$89,059,415	$63,260,491

The amount of revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in the opening contract liability for prepaid cards was $1,485,005 and $1,023,055, respectively.

6.     COMMON STOCK

At September 30, 2022, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 52,461,382 shares of common stock issued and 52,157,932 shares of common stock outstanding, and no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three and nine months ended September 30, 2022 was $566,205 and $1,623,994, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2021 was $603,591 and $1,780,726, respectively.

2022 Transactions: During the three and nine months ended September 30, 2022 the Company issued 138,000 and 366,000 shares, respectively, of common stock for vested stock awards and no exercise of stock options. During the three and nine months ended September 30, 2022 the Company also granted 2,430,000 and 2,530,000 restricted stock awards, respectively. Stock awards granted vest over a period of 1one to5 five years.

2021 Transactions: During the three and nine months ended September 30, 2021 the Company issued 493,000 and 1,384,775 shares, respectively, of common stock for vested stock awards and the exercise of stock options and received proceeds of $72,000 and $192,141, respectively.

7.        BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income (loss) per common share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$852,109	$(271,006)	$314,680	$(2,826,500)
Denominator:
Weighted average common shares:
Denominator for basic calculation	52,142,225	51,154,725	51,968,496	50,754,652
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	594,553	–	457,256	–
Unvested restricted stock awards	628,247	–	250,955	–
Denominator for fully diluted calculation	53,365,025	51,154,725	52,676,707	50,754,652
Net income (loss) per common share:
Basic	$0.02	$(0.01)	$0.01	$(0.06)
Fully diluted	$0.02	$(0.01)	$0.01	$(0.06)

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

9.        RELATED PARTY

A member of our Board of Directors is also a partner in a law firm that the Company engages for services to review regulatory filings and for various other legal matters. The Company incurred legal expense of $27,561 and $109,314 during the three and nine months ended September 30, 2022, respectively, with the related party law firm. During the three and nine months ended September 30, 2021 the Company incurred legal expense of $28,366 and $439,250, respectively, with the related party law firm.

10.        INCOME TAX PROVISION

The effective tax rate (income tax provision as a percentage of income (loss) before income tax provision) was 4.1% for the three months ended September 30, 2022, as compared to (0.1%) for the three months ended September 30, 2021. The effective tax rate was 17.1% and (0.1%) for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rates vary, primarily as a result of the full valuation on our deferred tax asset in the current year and the tax benefit related to our stock-based compensation and a pretax loss in the prior year period.

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

We have developed prepaid card programs for corporate incentive and rewards including, but not limited to, consumer rebates and rewards, donor compensation, clinical trials, healthcare reimbursement payments and pharmaceutical payment assistance. We have expanded our product offerings to include additional corporate incentive products and demand deposit accounts accessible with a debit card. In the third quarter of 2022 we expanded our prepaid product offering to include payroll cards. In the future, we expect to further expand our product offerings into other prepaid card offerings such as travel cards and expense reimbursement cards. Our cards are sponsored by our issuing bank partners.

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

We have devoted more extensive resources to sales and marketing activities as we have added essential personnel to our marketing and sales team. We market our Paysign payment solutions through direct marketing by the Company’s sales team. Our primary market focus is on companies and municipalities that require a streamlined payment solution for rewards, rebates, payment assistance, and other payments to their customers, employees, agents and others. To reach these markets, we focus our sales efforts on direct contact with our target market and attendance at various industry specific conferences. We may, at times, utilize independent contractors who make direct sales and are paid commissions and/or restricted stock awards. We market our Paysign Premier product through existing communication channels to a targeted segment of our existing cardholders, as well as to a broad group of individuals, ranging from non-banked to fully banked consumers with a focus on long term users of our product.

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

The coronavirus (“COVID-19”) pandemic, which started in late 2019 and reached the United States in early 2020, continues to significantly impact the economy of the United States and the rest of the world. While the direct disruption appears to have abated due to the availability of vaccines and other factors, the ultimate duration and severity of the pandemic remain uncertain, particularly given the development of new variants that continue to spread, and the economic repercussions are still manifesting themselves. The COVID-19 outbreak caused plasma center closures, and the stimulus packages signed into law during 2020 and 2021 reduced the incentive for individuals to donate plasma for supplementary income. Additionally, labor shortages at plasma donation centers and restrictions preventing Mexican nationals with tourist visas from being compensated for donating plasma, have further impacted donations. Those developments have had an adverse impact on the Company’s historical results of operations. On September 16, 2022, the United States District Court issued a preliminary injunction preventing the United States Customs and Border Protection from continuing to enforce its ban on plasma donations by Mexican nationals. Since then, we have seen an increase in donation activity from Mexican nationals, primarily in our plasma donation centers along the U.S.-Mexico border. Additionally, inflationary pressures for food, gasoline, rent, and other products and services appear to be driving individuals back into the plasma donation centers based upon the increase we experienced in the number of loads per average donation center in the third quarter of 2022 as compared to all preceding quarters in 2022 and 2021. While we remain cautiously optimistic and have seen improvements in donation activity and our operating results on an aggregated basis, we cannot foresee what potential issues may impact our operating results as new COVID-19 variants continue to evolve. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and variants and around the imposition or relaxation of protective measures, management cannot at this time estimate with reasonable accuracy COVID-19’s further impact on the Company’s results of operations, cash flows or financial condition.

Results of Operations

Three Months Ended September 30, 2022 and 2021

The following table summarizes our consolidated financial results:

	Three Months Ended September 30, (Unaudited)		Variance
	2022	2021	$	%
Revenues
Plasma industry	$9,829,811	$7,035,546	$2,794,265	39.7%
Pharma industry	693,353	660,331	33,022	5.0%
Other	73,264	71,312	1,952	2.7%
Total revenues	10,596,428	7,767,189	2,829,239	36.4%
Cost of revenues	4,847,780	3,797,919	1,049,861	27.6%
Gross profit	5,748,648	3,969,270	1,779,378	44.8%
Gross margin %	54.3%	51.1%

Operating expenses
Selling, general and administrative	4,386,757	3,618,071	768,686	21.2%
Depreciation and amortization	738,883	628,324	110,559	17.6%
Total operating expenses	5,125,640	4,246,395	879,245	20.7%
Income (loss) from operations	$623,008	$(277,125)	$900,133	(324.8%	)

Net income (loss)	$852,109	$(271,006)	$1,123,115	(414.4%	)
Net margin %	8.0%	(3.5% )

The increase in total revenues of $2,829,239 for the three months ended September 30, 2022 compared to the same period in the prior year consisted primarily of a $2,794,265 increase in Plasma revenue, a $33,022 increase in Pharma revenue, and a $1,952 increase in Other revenue. The increase in Plasma revenue was primarily due to an increase in the number of plasma centers and donations, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as COVID-19 restrictions such as donation center closures, mobility restrictions and Federal government stimulus measures were relaxed compared to the prior year period. The increase in Pharma revenue was primarily due to the launch of new Pharma copay programs offset by the end of a number of Pharma prepaid programs. The increase in Other revenue was primarily due to the launch of a new payroll program.

Cost of revenues for the three months ended September 30, 2022 increased $1,049,861 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues increased during the third quarter of 2022 primarily due to an increase in cardholder usage activity, an increase in plastics, collateral and postage, an increase in network expenses related to our Pharma copay business, a new direct network connection with Mastercard, and an increase in customer service expenses, offset by a decline in sales commissions related to the restructuring of an agreement in the first quarter of 2022.

Gross profit for the three months ended September 30, 2022 increased $1,779,378 compared to the same period in the prior year resulting from the increase in Plasma revenue, the restructuring of an agreement mentioned above, and the beneficial impact of a variable cost structure as many of the Plasma transaction costs are variable in nature which are provided by third parties who charge us based on the number of transactions that occurred during the period. The increase in gross profit was offset by an increase in network expenses related to our Pharma copay business, a new direct network connection with Mastercard, and an increase in customer service expenses relating to the overall growth of our business. The increase in gross margin resulted from the aforementioned factors.

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2022 increased $768,686 or 21.2% compared to the same period in the prior year and consisted primarily of an increase in compensation and benefits of approximately $537,000, due to continued hiring to support the company’s growth, a tight labor market and increased personnel insurance costs, and an increase in technologies and telecom of approximately $224,000.

Depreciation and amortization expense for the three months ended September 30, 2022 increased $110,559 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software and equipment, and continued enhancements to our platform.

For the three months ended September 30, 2022, we recorded income from operations of $623,008 representing a net increase of $900,133 compared to the same period last year related to the aforementioned factors.

Other income for the three months ended September 30, 2022, increased $259,165 related to an increase in interest rates and the associated interest income received on higher bank account balances at our sponsor bank and lower interest expense related to the financing of insurance premiums.

We recorded an income tax expense of $36,183 for the three months ended September 30, 2022, which equates to an effective tax rate of 4.1% primarily as a result of the full valuation on our deferred tax asset in both the current and prior period and the tax benefit related to our stock-based compensation and a pretax loss in the prior period. We did not record an income tax expense for the three months ended September 30, 2021.

The net income for the three months ended September 30, 2022 was $852,109, an improvement of $1,123,115 compared to the net loss of $271,006 for the three months ended September 30, 2021. The overall change in net income relates to the aforementioned factors.

Nine Months Ended September 30, 2022 and 2021

The following table summarizes our consolidated financial results:

	Nine Months Ended September 30, (Unaudited)		Variance
	2022	2021	$	%
Revenues
Plasma industry	$25,030,376	$18,366,010	$6,664,366	36.3%
Pharma industry	2,273,232	2,184,198	89,034	4.1%
Other	112,235	147,699	(35,464)	(24.0%	)
Total revenues	27,415,843	20,697,907	6,717,936	32.5%
Cost of revenues	11,971,135	10,744,264	1,226,871	11.4%
Gross profit	15,444,708	9,953,643	5,491,065	55.2%
Gross margin %	56.3%	48.1%

Operating expenses
Selling, general and administrative	13,283,645	10,957,619	2,326,026	21.2%
Depreciation and amortization	2,131,234	1,838,354	292,880	15.9%
Total operating expenses	15,414,879	12,795,973	2,618,906	20.5%
Income (loss) from operations	$29,829	$(2,842,330)	$2,872,159	(101.0%	)

Net income (loss)	$314,680	$(2,826,500)	$3,141,180	(111.1%	)
Net margin %	1.1%	(13.7% )

The increase in total revenues of $6,717,936 for the nine months ended September 30, 2022 compared to the same period in the prior year consisted primarily of a $6,664,366 increase in Plasma revenue and a $89,034 increase in Pharma revenue, offset by a $35,464 decrease in Other revenue. The increase in Plasma revenue was primarily due to an increase in the number of plasma centers and donations, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as COVID-19 restrictions such as donation center closures, mobility restrictions and Federal government stimulus measures were relaxed compared to the prior year period. The increase in Pharma revenue was primarily due to the launch of new Pharma copay programs offset by the end of a number of Pharma prepaid programs. The decrease in Other revenue was primarily driven by the recognition of settlement income from a rewards program that ended during the second quarter of 2021.

Cost of revenues for the nine months ended September 30, 2022 increased $1,226,871 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues increased during the nine months of 2022 primarily due to the increase in cardholder usage activity, an increase in plastics, collateral and postage related to the launch of new plasma donation centers that we service, an increase in network expenses related to our Pharma copay business, a new direct network connection with Mastercard, and an increase in customer service expenses, offset by a decline in sales commissions related to the restructuring of an agreement in the first quarter of 2022.

Gross profit for the nine months ended September 30, 2022 increased $5,491,065 compared to the same period in the prior year resulting from the increase in Plasma revenue, the restructuring of an agreement mentioned above, and the beneficial impact of a variable cost structure as many of the Plasma transaction costs are provided by third parties who charge us based on the number of transactions that occurred during the period, with a lower per-transaction cost at larger numbers of transactions. The increase in Gross profit was offset by the upfront costs associated with the launch of new plasma donation centers and an increase in customer service expenses relating to the overall growth of our business. The increase in gross margin resulted from the aforementioned factors.

SG&A for the nine months ended September 30, 2022 increased $2,326,026 or 21.2% compared to the same period in the prior year and consisted primarily of an increase in compensation and benefits of $1,650,000, due to continued hiring to support the company’s growth, a tight labor market and increased personnel insurance costs, an increase in travel and entertainment of $149,000, and an increase in other operating expenses of $478,000.

Depreciation and amortization expense for the nine months ended September 30, 2022 increased $292,880 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software and equipment and continued enhancements to our platform.

For the nine months ended September 30, 2022, we recorded income from operations of $29,829 representing a net increase of $2,872,159 compared to the same period last year related to the aforementioned factors.

Other income for the nine months ended September 30, 2022 increased $331,617 related to an increase in interest rates and the associated interest income received on higher bank account balances at our sponsor bank and lower interest expense related to the financing of insurance premiums.

We recorded an income tax expense of $64,996 for the nine months ended September 30, 2022, which equates to an effective tax rate of 17.1% primarily as a result of the full valuation on our deferred tax asset in both the current and prior period and the tax benefit related to our stock-based compensation and a pretax loss in the prior period. We recorded an income tax expense of $2,400 for the nine months ended September 30, 2021 due to estimated state tax payments.

The net income for the nine months ended September 30, 2022 was $314,680, an improvement of $3,141,180 compared to the net loss of $2,826,500 for the nine months ended September 30, 2021. The overall change in net income relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume loaded on cards was $462 million and $293 million for the three months ended September 30, 2022 and 2021, respectively. That gross dollar volume was $1,161 million and $839 million for the nine months ended September 30, 2022 and 2021, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards – Equals revenues, gross profit or net income conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income (loss), respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income. Our total revenue conversion rates for the three months ended September 30, 2022 and 2021 were 2.29% or 229 basis points (“bps”), and 2.65% or 265 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended September 30, 2022 and 2021 were 1.24% or 124 bps, and 1.35% or 135 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the three months ended September 30, 2022 and 2021 were 0.18% or 18 bps, and (0.09)% or (9) bps, respectively, of gross dollar volume loaded on cards. Our total revenue conversion rates for the nine months ended September 30, 2022 and 2021 were 2.36% or 236 bps, and 2.47% or 247 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the nine months ended September 30, 2022 and 2021 were 1.33% or 133 bps, and 1.19% or 119 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the nine months ended September 30, 2022 and 2021 were 0.03% or 3 bps, and (0.34)% or (34) bps, respectively, of gross dollar volume loaded on cards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$852,109	$(271,006)	$314,680	$(2,826,500)
Income tax provision	36,183	–	64,996	2,400
Interest income, net	(265,284)	(6,119)	(349,847)	(18,230)
Depreciation and amortization	738,883	628,324	2,131,234	1,838,354
EBITDA	1,361,891	351,199	2,161,063	(1,003,976)
Stock-based compensation	566,205	603,591	1,623,994	1,780,726
Adjusted EBITDA	$1,928,096	$954,790	$3,785,057	$776,750

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Nine Months Ended September 30, (Unaudited)
	2022	2021
Net cash provided by operating activities	$30,954,307	$16,031,596
Net cash used in investing activities	(2,584,009)	(1,966,681)
Net cash provided by financing activities	–	192,141
Net increase in cash and restricted cash	$28,370,298	$14,257,056

Comparison of Nine Months Ended September 30, 2022 and 2021

During the nine months ended September 30, 2022 and 2021, we financed our operations through internally generated funds.

Cash provided by operating activities increased $14,922,711 for the nine months ended September 30, 2022, as compared to the same period in the prior year. The increase in cash flow is primarily due to an improvement in net income from operations of $3,141,180, increased customer card funding of $12,615,961 related to growth in our existing businesses and launch of new plasma and pharma programs, increased amount of depreciation and amortization of $292,880, and favorable collections in accounts receivable of $386,537. Offsetting positive cash flow was a decrease in stock-based compensation of $156,732, accounts payable and accrued liabilities of $344,249 primarily associated with the timing of payments due to third-party service providers, other receivables of $420,033 related to employee retention credits posted in the current period, and an increase of $543,194 in prepaid expenses and other current assets related to inventory for new plasma donation centers, software licenses, and insurance.

Cash used in investing activities increased $617,328 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The change between periods was primarily attributed to an increase in the capitalization of internally developed software as we continue to invest in our technology platform.

Cash provided by financing activities was zero for the nine months ended September 30, 2022 as compared to cash provided by financing activities of $192,141 for the nine months ended September 30, 2021. Cash provided by financing activities in the 2021 period consisted of cash received from the exercise of employee stock options totaling $192,141.

Sources of Liquidity

We believe that our available cash on hand, excluding restricted cash, at September 30, 2022 of $7,981,953, along with our forecast for revenues and cash flows for the remainder of the year and for 2023, will be sufficient to sustain our operations for the next twelve months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2022, we issued, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, a total of 138,000 shares of common stock for restricted stock awards previously earned and vested to certain directors, consultants and employees.

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101). -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYSIGN, INC.

Date: November 9, 2022	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: November 9, 2022	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

