Form 10-K
period 2022-12-31
Paysign, Inc.
filed 2023-03-22
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $48,247,104 based upon a market price of $1.52 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 52,464,932 as of March 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

Cautionary Note Regarding Forward Looking Statements

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

We have developed prepaid card programs for corporate incentive and rewards including, but not limited to, consumer rebates and rewards, donor compensation, clinical trials, healthcare reimbursement payments and pharmaceutical payment assistance. We have expanded our product offerings to include additional corporate incentive products and demand deposit accounts accessible with a debit card. In 2022, we also expanded our product offerings into payroll cards, retail disbursement cards and gift card distribution. In the future, we expect to further expand our product offerings into other prepaid card offerings such as travel cards and expense reimbursement cards. Our cards are sponsored by our issuing bank partners.

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

The Mercator Advisory Group’s 2023 Prepaid Card Data Book, shows that “Open-loop growth appears to be more moderate when we look at 2020–2026, but this projection considers the impact of temporary unemployment surges in 2020, which proved to be an outlier.” Mercator forecasts open-loop prepaid card loads will have a compound annual growth rate of 5.0% from 2021 to 2026, when total loads are expected to reach $728 billion.

Consumers, both banked and unbanked, use prepaid cards such as general purpose reloadable (“GPR”) cards, to conduct their day-to-day financial transactions such as paying bills, depositing checks, and receiving direct deposits. According to the 2021 Federal Deposit Insurance Corporation (FDIC) National Survey of Unbanked and Underbanked Households, 6.9 percent of all households were using general purpose reloadable prepaid cards in 2021. Use of prepaid cards was much higher among unbanked households (32.8 percent) than among banked households (5.7 percent). Unbanked households, an estimated 4.5 percent of U.S. households, were twice as likely to use prepaid cards or nonbank online payment services to conduct four or more types of transactions compared with banked households.

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

Government-Funded Programs: The government prepaid category consists of products such as Social Security benefits, veterans’ benefits, disability benefits, pensions, unemployment benefits, worker’s compensation, emergency disaster relief, and child support disbursements.

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

As of December 31, 2022, we had approximately 5.3 million cardholders participating in approximately 550 card programs.

In our early years of operations, we focused mainly on providing co-pay assistance prepaid cards to the pharmaceutical industry. In 2011, we began marketing a corporate incentive prepaid card-based payment solution targeting the plasma donation industry. More recently, having built the necessary infrastructure and added essential staff, we have increased our focus and sales efforts on disbursement programs, corporate incentive and expense card programs, as well as retargeting the pharmaceutical industry with co-pay assistance, buy and bill and other prepaid programs designed to maximize patient enrollment, adherence and retention.

The Paysign® Brand

In order to leverage the capabilities of the Paysign platform and successfully expand our product offerings, we established the Paysign brand of prepaid cards and solutions. The Paysign brand encompasses all of our current and future prepaid product offerings, including but not limited to, corporate incentives, healthcare related payment solutions for clinical trials, donations and co-pay assistance, payroll, disbursement payments, corporate expense cards and solutions designed for the public sector as well as general purpose reloadable prepaid cards and prepaid gift cards. Paysign is a registered trademark of the Company in the United States and other countries.

Corporate Incentives

Our Paysign corporate incentive cards offer businesses a practical and contemporary way to reward and motivate existing and potential customers, employees, donors, patients, clinical trial participants, sales professionals, agents and distributors. We develop incentive card programs, either traditional plastic or virtual, that our customers use for a wide variety of applications, including but not limited to: consumer rebates for large purchases or frequent buyers; trade incentives for third party distributors; new product launches and commission based sales incentives; consumer promotions such as automobile test drives; purchase incentives; loyalty rewards; compensation for the time and effort of donating; pharmaceutical payment assistance; referral programs; event giveaways; and purchase incentives. The Paysign solution can be integrated into existing payment management systems or act as a stand-alone solution. All Paysign cards are accepted anywhere Visa, Interlink, Plus, MasterCard, Maestro, Cirrus, Discover and Pulse are accepted depending on the brands used on the card.

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

Per Diem/ Corporate Expense Payments

Per Diem, Corporate Expense and Business Travel Cards are reloadable prepaid card that allows businesses, non–profits and government agencies the ability to control employee spending while reducing administration costs by eliminating the need for traditional expense reports. We are currently focusing on marketing these card products to large corporations.

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

Patient Affordability Products and Services

Paysign provides targeted products and services designed to address financial barriers related to patients starting and remaining on brand name and biosimilar drug therapies. Our products are specifically designed to work within the established workflow of the specific healthcare provider. These products can be used to cover all or a portion of the patient’s financial responsibility. We continue to build out additional products as industry concerns continue to emerge presenting new business opportunities. A critical component of all patient affordability products is the ability of a pharmaceutical manufacturer to access and visualize data related to the performance of their affordability program, patient and prescriber behavior, and overall brand growth on a commercially insured patient basis. To provide these insights, Paysign has data scientist and a team of analytic professionals dedicated to these products and clients.

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

Source Plasma Donor Payments

Plasma derived therapies are lifesaving treatments used to treat various rare conditions. Plasma based therapies are manufactured using human plasma, which is the yellow liquid portion of whole blood that can be easily replaced by the body. Plasma makes up approximately 55% of whole blood and consists primarily of water and proteins. Source plasma is the plasma collected from individual donors that serves as the raw material for the further manufacture into these life saving therapies. Historically, source plasma donation centers compensated their donors with cash or check. Over the past several years, plasma donation centers have migrated to a prepaid card solution for donor payments.

The Company offers a comprehensive customized payment solution for source plasma collection centers under the Paysign brand. The solution consists of the Paysign Plasma Donor Compensation Prepaid Card, the Paysign Partner Portal for administrators, and the Paysign Kiosk. The Company’s Plasma solution also provides cardholders with a point-of-sale cash back rewards program, a pharmacy prescription discount card and a digital bank account which are all used to assist our Pharma clients in their efforts to maximize the donor experience. The solution offers customized reporting and provides a level of business analytics previously unavailable. The solution can be utilized either as a stand-alone web-based solution or integrated with existing donor management systems, giving plasma donation centers an increased level of flexibility. The Company entered the market in late 2011 and has seen significant growth in this market segment. Currently, the Company services approximately 40% of the plasma collection centers in the United States.

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

Markets and Major Customers

We have no major customers and are not reliant on any individual card program. We manage multiple programs at any given time. As of December 31, 2022, we managed approximately 550 card programs with approximately 5.3 million participating cardholders.

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion; (ii) the last day of 2024; (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (referred to as the Exchange Act), which would occur if the market value of our common equity held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during any three-year period.

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

Our products and services are generally subject to federal, state and local laws and regulations, including:

•	anti-money laundering and anti-bribery laws;

•	money transfer and payment instrument licensing regulations;

•	escheatment laws;

•	privacy and information safeguard laws;

•	data and personal information protection;

•	bank regulations;

•	consumer protection laws;

•	tax;

•	environmental sustainability (including climate change);

•	false claims laws and other fraud and abuse restrictions; and

•	privacy and security standards under the Health Insurance Portability and Accountability Act (“HIPAA”) or other laws.

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

Anti-Money Laundering and Anti-Bribery Laws

Our products and services are generally subject to federal anti-money laundering laws, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, and similar state laws. On an ongoing basis, these laws require us, among other things, to:

•	report large cash transactions and suspicious activity;

•	screen transactions against the U.S. government’s watch-lists, such as the watch-list maintained by the Office of Foreign Assets Control (OFAC);

•	prevent the processing of transactions to or from certain countries, individuals, nationals and entities;

•	identify the dollar amounts loaded or transferred at any one time or over specified periods of time, which requires the aggregation of information over multiple transactions;

•	gather and, in certain circumstances, report customer information;

•	comply with consumer disclosure requirements;

•	comply with anti-corruption laws and regulations; and

•	register or obtain licenses with state and federal agencies in the United States and seek registration of any retail distributors when necessary.

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

Privacy and Data Protection Regulation

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

Consumer Protection Laws

Certain products that we offer are subject to additional state and federal consumer protection laws, including laws prohibiting unfair and deceptive practices, regulating electronic fund transfers and protecting consumer nonpublic information. As such, we have developed appropriate procedures for compliance with these consumer protection laws.

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

Environmental Sustainability

Climate-related events, including extreme weather events and natural disasters and their effect on critical infrastructure in the U.S. could have similar adverse effects on our operations, customers or third-party suppliers. Furthermore, our shareholders, customers and other stakeholders have begun to consider how corporations are addressing environmental, social and governance ("ESG") issues. Government regulators, investors, customers and the general public are increasingly focused on ESG practices and disclosures, and views about ESG are diverse and rapidly changing. These shifts in investing priorities may result in adverse effects on the trading price of the Company's common stock if investors determine that the Company has not made sufficient progress on ESG matters. Furthermore, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming, and are subject to evolving reporting standards and/or contractual obligations. We could also face potential negative ESG-related publicity in traditional media or social media if shareholders or other stakeholders determine that we have not adequately considered or addressed ESG matters. Shareholders are increasingly submitting proposals related to a variety of ESG issues to public companies, and we may receive such proposals in the future. Such proposals may not be in the long-term interests of the Company or our stockholders and may divert management’s attention away from operational matters or create the impression that our practices are inadequate.

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

Employees and Independent Contractors

As of December 31, 2022, we had approximately one hundred ten employees and independent contractors.

We have no collective bargaining agreements with our employees, and believe all independent contractor and employment agreement relationships are satisfactory. We hire independent contractors on an as-needed basis, and we may retain additional employees and consultants during the next twelve months, including additional executive management personnel with substantial experience in business development.

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

The coronavirus (“COVID-19”) pandemic, which started in late 2019 and reached the United States in early 2020, continues to impact the economy of the United States and the rest of the world. While the direct disruption appears to have abated due to the availability of vaccines and other factors, the ultimate duration and severity of the pandemic remain uncertain, particularly given the development of new variants that continue to spread, and the economic repercussions are still manifesting themselves. The COVID-19 outbreak caused plasma center closures, and the stimulus packages signed into law during 2020 and 2021 reduced the incentive for individuals to donate plasma for supplementary income. Additionally, labor shortages at plasma donation centers and restrictions preventing Mexican nationals with tourist visas from being compensated for donating plasma, have further impacted donations. Those developments have had an adverse impact on the Company’s historical results of operations. On September 16, 2022, the United States District Court issued a preliminary injunction preventing the United States Customs and Border Protection from continuing to enforce its ban on plasma donations by Mexican nationals. Since then, we have seen an increase in donation activity from Mexican nationals, in our plasma donation centers along the U.S.-Mexico border. Additionally, inflationary pressures for food, gasoline, rent, and other products and services appear to be driving individuals back into the plasma donation centers based upon the increase we experienced in the number of loads per average donation center in the second half of 2022 as compared to all preceding quarters in 2022 and 2021. While we remain cautiously optimistic and have seen improvements in donation activity and our operating results on an aggregated basis, we cannot foresee what potential issues may impact our operating results as new COVID-19 variants continue to evolve. That being said, President Biden recently announced that the COVID-19 national emergency and public health emergency declarations will end on May 11, 2023, as most of the world has returned closer to normalcy. Given the remaining uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and variants, management cannot at this time estimate with reasonable accuracy COVID-19’s further impact on the Company’s results of operations, cash flows or financial condition.

The industry in which we compete is highly competitive, which could adversely affect our operating results and financial condition.

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

The market for electronic commerce services is evolving and may not continue to develop or grow rapidly enough for us to maintain profitability.

If the number of electronic commerce transactions does not continue to grow or if consumers or businesses do not continue as projected to adopt our products and services, it could have a material adverse effect on our business, financial condition and results of operations. Management believes future growth in the electronic commerce market will be driven by the cost, convenience, ease of use and quality of products and services offered to consumers and businesses. In order to maintain our profitability, consumers and businesses must continue to adopt our products and services.

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

The market for our common stock is highly volatile. In 2022, our stock price fluctuated between $1.24 and $3.20. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors’ products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

Our directors, executive officers, and holders of more than 5% of our total shares of common stock outstanding and their respective affiliates, in the aggregate, beneficially own, as of March 17, 2023, approximately 42% of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have 52,464,932 shares of common stock outstanding as of March 17, 2023, assuming no exercise of outstanding options or unvested restricted stock awards. None of the shares of common stock are subject to any lock-up agreements, and all are eligible for sale, subject to registration under the Securities Act and in some cases to volume and other restrictions imposed by Rule 144. Sales of substantial amounts of our common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et. al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021, which Plaintiffs opposed via an opposition brief filed on April 29, 2021, to which Defendants replied on June 1, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

The Company has also been named as a nominal defendant in two stockholder derivative actions in the United States District Court for the District of Nevada. The first derivative action is entitled Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. and was filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The complaint also alleges insider trading violations against certain individual defendants. On December 16, 2020, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. The second derivative action is entitled John K. Gray, derivatively on behalf of Paysign, Inc. v. Mark Attinger, et al. and was filed on May  9, 2022. This action involves the same alleged conduct raised in the Toczek action and asserts claims for breach of fiduciary duty in connection with financial reporting, breach of fiduciary duty in connection with alleged insider trading against certain individual defendants, and unjust enrichment. On June 3, 2022, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. The Company anticipates filing motions to dismiss given the ruling on the Motion to Dismiss in the consolidated Securities Class Action. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the Nasdaq Capital Market under the symbol “PAYS”. The following table summarizes the low and high closing prices for our common stock for each of the calendar quarters of 2022 and 2021.

	2022		2021
	High	Low	High	Low
First Quarter	$2.50	$1.80	$5.69	$3.80
Second Quarter	2.04	1.24	4.69	2.87
Third Quarter	3.20	1.53	3.72	2.34
Fourth Quarter	3.01	2.11	2.99	1.37

There were approximately 10,907 shareholders of record of the common stock as of December 31, 2022.

The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Dividend Policy

We have not declared any cash dividends on our common stock during our fiscal years ended on December 31, 2022 or 2021. Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so. There are no restrictions on our ability to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2022, we did not purchase any shares of our common stock.

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

We have developed prepaid card programs for corporate incentive and rewards including, but not limited to, consumer rebates and rewards, donor compensation, clinical trials, healthcare reimbursement payments and pharmaceutical payment assistance. We have expanded our product offerings to include additional corporate incentive products and demand deposit accounts accessible with a debit card. In the third quarter of 2022 we expanded our prepaid product offering to include payroll cards and in the fourth quarter of 2022 we expanded our prepaid product offering to include retail disbursements and prepaid gift cards. In the future, we expect to further expand our product offerings into other prepaid card offerings such as travel cards and expense reimbursement cards. Our cards are sponsored by our issuing bank partners.

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

Non-Reloadable Cards: These are generally one-time use cards that are only active until the funds initially loaded to the card are spent. These types of cards are generally used as gift or incentive cards. Normally these types of cards are used for the purchase of goods or services at retail locations and cannot be used to receive cash.

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

We have devoted more extensive resources to sales and marketing activities as we have added essential personnel to our marketing and sales team. We market our Paysign payment solutions through direct marketing by the Company’s sales team. Our primary market focus is on companies that require a streamlined payment solution for rewards, rebates, payment assistance, and other payments to their customers, employees, agents and others. To reach these markets, we focus our sales efforts on direct contact with our target market and attendance at various industry specific conferences. We may, at times, utilize independent contractors who make direct sales and are paid commissions and/or restricted stock awards. We market our Paysign Premier product through existing communication channels to a targeted segment of our existing cardholders, as well as to a broad group of individuals, ranging from non-banked to fully banked consumers with a focus on long term users of our product.

In 2023, we plan to continue to invest additional funds in technology improvements, sales and marketing, customer service, and regulatory compliance. From time to time, we evaluate raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new vertical markets using internally generated funds.

2022 Year Milestones

•	Grew to approximately 5.3 million cardholders and 550 card programs as of December 31, 2022.
•	Year over year revenue increased 29.1%.
•	Added 79 net new Plasma programs, launched 7 net new Pharma programs, and added 15 net new Other prepaid programs.

Results of Operations

Fiscal Years Ended December 31, 2022 and 2021

The following table summarizes our consolidated financial results:

	Year ended December 31,		Variance
	2022	2021	$	%
Revenues
Plasma industry	$34,737,640	$25,918,150	$8,819,490	34.0%
Pharma industry	3,007,140	3,361,869	(354,729)	(10.6%	)
Other	288,887	184,830	104,057	56.3%
Total revenues	38,033,667	29,464,849	8,568,818	29.1%
Cost of revenues	17,079,069	14,753,042	2,326,027	15.8%
Gross profit	20,954,598	14,711,807	6,242,791	42.4%
Gross margin %	55.1%	49.9%

Operating expenses
Selling, general and administrative	17,700,651	14,953,322	2,747,329	18.4%
Depreciation and amortization	2,909,612	2,497,918	411,694	16.5%
Total operating expenses	20,610,263	17,451,240	3,159,023	18.1%
Income (loss) from operations	$344,335	$(2,739,433)	$3,083,768	N/M

Net income (loss)	$1,027,775	$(2,721,334)	$3,749,109	N/M
Net margin %	2.7%	(9.2% )

The increase in total revenues of $8,568,818 for the year ended December 31, 2022 compared to the same period in the prior year consisted of a $8,819,490 increase in Plasma revenue, a reduction of $354,729 in Pharma revenue, and a $104,057 increase in Other revenue. The increase in Plasma revenue was primarily due to an increase in plasma locations, plasma donations and dollars loaded to card as individuals looked for opportunities to supplement their income to combat inflationary pressures on gas, rent, and groceries and Mexican nationals were once again allowed to cross the border to donate plasma. The reduction in Pharma revenue was primarily due to pharma prepaid contracts ending, offset by the growth and launch of new pharma copay programs. Of the $3,007,140 Pharma industry revenue recognized in 2022, Pharma prepaid accounted for $1,526,180 and Pharma copay accounted for $1,480,960. This compares to 2021 Pharma prepaid revenues of $2,749,531 and Pharma copay revenues of $612,338.

Cost of revenues for the year ended December 31, 2022 increased $2,326,027 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues increased primarily due to the increase in our Plasma business as many of the costs associated with this business are variable in nature as they are provided by third-parties who charge us based on the number of transactions that occur during the period. In addition, year over year growth in our Pharma copay business contributed to higher costs as network and commission costs associated with this business are higher than our Pharma prepaid business.

Gross profit for the year ended December 31, 2022 increased $6,242,791 compared to the prior year resulting primarily from the increase in revenue and cost of sales described above. The increase in gross margin to 55.1% versus 49.9% compared to the same period in the prior year resulted from operating leverage in our Plasma business, offset by the mix of products in our Pharma business as we transition from our higher margin prepaid business and related settlement income to our lower margin copay business, and the launch of Other prepaid programs in the month of December 2022 which have yet to have had time to mature.

Selling, general and administrative expenses for the year ended December 31, 2022 increased $2,747,329 or 18.4% compared to the prior year and consisted primarily of an increase in technologies and telecom of $975,000, staffing and compensation of $873,000, travel and entertainment of $170,000, rent and occupancy of $140,000, professional services of $100,000, insurance of $60,000, and other operating expenses of $430,000.

Depreciation and amortization expense for the year ended December 31, 2022 increased $411,694 compared to the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new technologies and enhancements to our processing platform and infrastructure.

For the year ended December 31, 2022, we recorded income from operations of $344,335 an increase of $3,083,768 from the period ending December 31, 2021, related to the aforementioned factors.

Other income for the year ended December 31, 2022 increased $762,620 related to an increase in interest income resulting primarily from higher cash balances and increases in the federal funds rate throughout the year as the Federal Reserve has increased rates to combat inflation.

The effective tax rate was 9.5% and (0.4%) for the years ended December 31, 2022 and 2021. The effective tax rates vary, primarily due to state and federal taxes due, offset by the use of net operating losses. The Company continues to have a full valuation allowance against its deferred tax assets as of December 31, 2022.

The net profit for the year ended December 31, 2022 increased $3,749,109. The overall change in net income relates to the aforementioned factors.

Key Metrics, Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our card programs. Our gross dollar volume was $1.595 billion and $1.066 billion for the years ended December 31, 2022 and 2021, respectively. We use this metric to analyze the total amount of money moving into our card programs.

Conversion Rate on Gross Dollar Volume Loaded on Cards – Represents the percent of total gross dollar load volume onto our card programs that is converted into revenue, gross profit and net profit dollars. Our revenue conversion rate for the years ended December 31, 2022 and 2021 were 2.38% or 238 basis points (“bps”), and 2.76% or 276 bps, respectively, of gross dollar volume loaded on cards. Our gross profit conversion rate for the years ended December 31, 2022 and 2021 were 1.31% or 131 bps, and 1.38% or 138 bps, respectively, of gross dollar volume loaded on cards. Our net profit conversion rate for the years ended December 31, 2022 and 2021 were 0.06% or 6 bps and (0.25%) or (25) bps, respectively, of gross dollar volume loaded on cards. The decline in the revenue conversion rate was primarily attributable to the renewal and restructuring of a referral agreement in Q1 2022. The increase in the gross profit conversion rate was primarily attributable to operating leverage in our Plasma business, offset by the mix of products in our Pharma business as we transition from our higher margin prepaid business and related settlement income to our lower margin copay business, and the launch of Other prepaid programs in the month of December 2022 which have yet to have had time to mature. The increase in the net profit conversion rate was primarily attributable to improving operating results throughout 2022 as well as increased bank balances and interest rates which led to an increase in net interest income.

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

“EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization expense and “Adjusted EBITDA” reflects the adjustment to EBITDA to exclude stock-based compensation expense. A reconciliation of net income (loss) to Adjusted EBITDA is provided in the table below.

	Year ended December 31,
	2022	2021
Reconciliation of adjusted EBITDA to net income (loss):
Net income (loss)	$1,027,775	$(2,721,334)
Income tax provision	107,477	10,198
Interest income, net	(790,917)	(28,297)
Depreciation and amortization	2,909,612	2,497,918
EBITDA	3,253,947	(241,515)
Stock-based compensation	2,277,717	2,280,931
Adjusted EBITDA	$5,531,664	$2,039,416

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Net cash provided by operating activities	$25,317,964	$15,228,189
Net cash used in investing activities	(4,091,683)	(2,679,664)
Net cash provided by financing activities	–	192,141
Net increase in cash and restricted cash	$21,226,281	$12,740,666

Comparison of Fiscal 2022 and 2021

In fiscal 2022 and 2021, we financed our operations through internally generated funds.

Operating activities provided $25,317,964 of cash in 2022, an increase of $10,089,775 compared to 2021. The increase is primarily due to the increase in net income, depreciation and amortization, and increases in cash flows from changes in operating assets and liabilities. The large year-over-year changes in operating assets and liabilities related to accounts receivable, accounts payable and customer card funding are primarily due to the growth in our Plasma and Pharma programs and the timing of collections and payments of our Pharma programs whereby we collect money from pharmaceutical and HUB service companies and reimburse the pharmacy claims processor, healthcare providers and patients for their out-of-pocket drug costs.

Investing activities used $4,091,683 of cash in 2022, as compared to $2,679,664 of cash in 2021. The increase is primarily attributable to an increase in the capitalization of internally developed software relative to the prior year as we continued to invest in new technologies and enhancements to our processing platform and infrastructure to support the growth of new customers and our existing business.

No cash was provided or used by financing activities in 2022. Our cash provided by financing activities for 2021 related entirely to cash received from the exercise of stock options.

Our significant contractual cash requirements also include ongoing payments for lease liabilities. For additional information regarding our cash commitments and contractual obligations, see "Note 5 – LEASE” in the notes to the accompanying consolidated financial statements.

Liquidity and Sources of Financing

Unrestricted cash increased $2,321,082 to $9,708,238, due to the improvement in our operating results throughout 2022. Restricted cash of $80,189,113 are funds used for customer card funding with a corresponding offset under current liabilities. The increase of $18,905,199 in 2022 versus 2021 was predominately related to increases in funds on card, increased Plasma deposits, and new Plasma and Pharma customers, offset by declines from Pharma customers whose contracts terminated during the year. We experienced large increases in accounts receivable and accounts payable primarily due to the launch of ten new Pharma programs during the year whereby Paysign invoices its customers for reimbursement to pharmacy networks, pharmacies, or individuals for their out-of-pocket costs and remits those funds to cover the accounts payable liability. We believe that our unrestricted cash on hand at December 31, 2022 of $9,708,238, along with anticipated revenues, operating profits and free cash flow anticipated for 2023 and 2024, will be sufficient to sustain our operations for the next twenty-one months.

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

Revenue and Expense Recognition –The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contracts with customers; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

The Company utilizes the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation for refunding any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, generally it has no contract assets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2022 and 2021, we did not file any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Disclosure Controls and Procedures

We have evaluated, under the supervision of our chief executive officer and chief financial officer and with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022. Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

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

As of December 31, 2022, we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This annual report is not required and does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to our proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of the report:

(1)       All financial statements: Audited financial statements of Paysign, Inc. as of December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021, including balance sheets, statements of income, statements of cash flows, and statements of changes in stockholders’ equity required to be filed hereunder are listed in Exhibit A.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated April 23, 2019 (1)
3.2	Amended and Restated Bylaws (2)
4.2	Description of Paysign, Inc.’s Securities (3)
10.1	Share Exchange Agreement between 3PEA International, Inc. and WOW Technologies, Inc. (4)
10.2	Form of Restricted Stock Award (5)
10.3	2018 Incentive Compensation Plan (6)
10.4	Form of Incentive Stock Option Agreement (7)
10.5	Form of Non-Qualified Stock Option Agreement (8)
10.6	Form of Restricted Stock Agreement (9)
10.7	Non-Qualified Stock Option Agreement for Dan Henry (10)
10.8	Form of Restricted Stock Award under 2018 Incentive Compensation Plan (11)
10.9	Form of Restricted Stock Award (12)
14	Code of Ethics (13)
16.1	Letter from BDO USA, LLP to the Securities and Exchange Commission dated April 8, 2022 (14)
21	Subsidiaries of Registrant (15)
23.1*	Consent of Moss Adams LLP
23.2*	Consent of BDO USA, LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 9, 2019 (File Number 001-38623).
(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 22, 2018 (File Number 000-54123).
(3)	Incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K filed on April 3, 2020 (File Number 001-38623).
(4)	Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed on September 16, 2010 (File Number 000-54123).
(5)	Incorporated by reference to Exhibit 4.1 to our Form S-8 filed on March 29, 2019 (File Number 333-230634).
(6)	Incorporated by reference to Exhibit 4.1 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(7)	Incorporated by reference to Exhibit 4.2 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(8)	Incorporated by reference to Exhibit 4.3 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(9)	Incorporated by reference to Exhibit 4.4 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(10)	Incorporated by reference to Exhibit 4.3 to our Form S-8 filed on August 22, 2019 (File Number 333-233400).
(11)	Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on August 7, 2019 (File Number 333-230632).
(12)	Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on August 7, 2019 (File Number 001-38623).
(13)	Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed on April 3, 2020 (File Number 001-38623).
(14)	Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on April 6, 2022 (File Number 001-38623).
(15)	Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K filed on March 26, 2021 (File Number 001-38623).

(c)	Other Financial Statement Schedules: None.

ITEM 16. Form 10-k summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYSIGN, INC.

By:
Dated: March 22, 2023	/s/ Mark Newcomer
Mark Newcomer, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 22, 2023	/s/ Mark Newcomer
Mark Newcomer, Chief Executive Officer, Director and Chairman (Principal Executive Officer)

Dated: March 22, 2023	/s/ Jeff Baker
Jeff Baker, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: March 22, 2023	/s/ Joan Herman
Joan Herman, Executive Vice President and Director

Dated: March 22, 2023	/s/ Dan Henry
Dan Henry, Director

Dated: March 22, 2023	/s/ Matthew Lanford
Matthew Lanford, Director

Dated: March 22, 2023	/s/ Bruce Mina
Bruce Mina, Director

Dated: March 22, 2023	/s/ Jeffrey B. Newman
Jeffrey B. Newman, Director

Dated: March 22, 2023	/s/ Dennis Triplett
Dennis Triplett, Director

EXHIBIT A

PAYSIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

WITH AUDIT REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Paysign, Inc.

Henderson, NV

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Paysign, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of December 31, 2021, were audited by other auditors whose report dated March 23, 2022, expressed an unqualified opinion on those statements.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

We have served as the Company's auditor since 2022.

Las Vegas, Nevada

March 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Paysign, Inc.

Henderson, NV

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Paysign, Inc. (the “Company”) as of December 31, 2021, the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2020 to 2022.

Las Vegas, Nevada

March 23, 2022

PAYSIGN, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$9,708,238	$7,387,156
Restricted cash	80,189,113	61,283,914
Accounts receivable, net	4,680,991	3,393,940
Other receivables	1,439,251	1,019,218
Prepaid expenses and other current assets	1,699,808	1,242,967
Total current assets	97,717,401	74,327,195

Fixed assets, net	1,255,292	1,642,981
Intangible assets, net	5,656,722	4,086,962
Operating lease right-of-use asset	3,614,838	3,993,655

Total assets	$108,244,253	$84,050,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,088,660	$5,765,478
Operating lease liability, current portion	361,408	340,412
Customer card funding	80,189,113	61,283,914
Total current liabilities	88,639,181	67,389,804

Operating lease liability, long term portion	3,311,777	3,673,186

Total liabilities	91,950,958	71,062,990
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 52,650,382 and 52,095,382 issued at December 31, 2022 and 2021, respectively	52,650	52,095
Additional paid-in capital	19,137,281	16,860,119
Treasury stock at cost, 303,450 shares	(150,000)	(150,000)
Accumulated deficit	(2,746,636)	(3,774,411)
Total stockholders' equity	16,293,295	12,987,803

Total liabilities and stockholders' equity	$108,244,253	$84,050,793

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year ended December 31,
	2022	2021
Revenues
Plasma industry	$34,737,640	$25,918,150
Pharma industry	3,007,140	3,361,869
Other	288,887	184,830
Total revenues	38,033,667	29,464,849

Cost of revenues	17,079,069	14,753,042

Gross profit	20,954,598	14,711,807

Operating expenses
Selling, general and administrative	17,700,651	14,953,322
Depreciation and amortization	2,909,612	2,497,918
Total operating expenses	20,610,263	17,451,240

Income (loss) from operations	344,335	(2,739,433)

Other income
Interest income, net	790,917	28,297

Income (loss) before income tax provision	1,135,252	(2,711,136)
Income tax provision	107,477	10,198

Net income (loss)	$1,027,775	$(2,721,334)

Loss per share
Basic	$0.02	$(0.05)
Diluted	$0.02	$(0.05)

Weighted average common shares
Basic	52,048,127	50,975,794
Diluted	52,933,255	50,975,794

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional Paid-in	Treasury Stock	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Amount	Deficit)	Equity

Balance, December 31, 2020	50,251,607	$50,252	$14,388,890	$(150,000)	$(1,053,077)	$13,236,065
Stock issued upon vesting of restricted stock	1,778,689	1,779	(1,779)	–	–	–
Exercise of stock options	65,086	64	192,077	–	–	192,141
Stock-based compensation	–	–	2,280,931	–	–	2,280,931
Net loss	–	–	–	–	(2,721,334)	(2,721,334)
Balance, December 31, 2021	52,095,382	52,095	16,860,119	(150,000)	(3,774,411)	12,987,803
Stock issued upon vesting of restricted stock	555,000	555	(555)	–	–	–
Stock-based compensation	–	–	2,277,717	–	–	2,277,717
Net income	–	–	–	–	1,027,775	1,027,775
Balance, December 31, 2022	52,650,382	$52,560	$19,137,281	$(150,000)	$(2,746,636)	$16,293,295

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,027,775	$(2,721,334)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	2,277,717	2,280,931
Depreciation and amortization	2,909,612	2,497,918
Noncash lease expense	378,817	331,027
Changes in operating assets and liabilities:
Accounts receivable	(1,287,051)	(2,881,843)
Other receivables	(420,033)	(876,456)
Prepaid expenses and other current assets	(456,841)	132,397
Accounts payable and accrued liabilities	2,323,182	3,603,222
Operating lease liability	(340,413)	(320,636)
Customer card funding	18,905,199	13,182,963
Net cash provided by operating activities	25,317,964	15,228,189

Cash flows from investing activities:
Purchase of fixed assets	(105,186)	(328,566)
Capitalization of internally developed software	(3,801,497)	(2,288,680)
Purchase of intangible assets	(185,000)	(62,418)
Net cash used in investing activities	(4,091,683)	(2,679,664)

Cash flows from financing activities:
Proceeds from exercise of stock options	–	192,141
Net cash provided by financing activities	–	192,141

Net change in cash and restricted cash	21,226,281	12,740,666
Cash and restricted cash, beginning of period	68,671,070	55,930,404

Cash and restricted cash, end of period	$89,897,351	$68,671,070

Cash and restricted cash reconciliation:
Cash	$9,708,238	$7,387,156
Restricted cash	80,189,113	61,283,914
Total cash and restricted cash	$89,897,851	$68,671,070
Supplemental cash flow information:
Non-cash financing activities
Interest paid	$221	$4,587
Cash paid for taxes	$35,949	$4,073

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

Impact of COVID-19 Pandemic

The coronavirus (“COVID-19”) pandemic, which started in late 2019 and reached the United States in early 2020, continues to significantly impact the economy of the United States and the rest of the world. While the direct disruption appears to have abated due to the availability of vaccines and other factors, the ultimate duration and severity of the pandemic remain uncertain, particularly given the development of new variants that continue to spread, and the economic repercussions are still manifesting themselves. The COVID-19 outbreak caused plasma center closures, and the stimulus packages signed into law during 2020 and 2021 reduced the incentive for individuals to donate plasma for supplementary income. Additionally, labor shortages at plasma donation centers and restrictions preventing Mexican nationals with tourist visas from being compensated for donating plasma, have further impacted donations. Those developments have had an adverse impact on the Company’s historical results of operations. On September 16, 2022, the United States District Court issued a preliminary injunction preventing the United States Customs and Border Protection from continuing to enforce its ban on plasma donations by Mexican nationals. Since then, we have seen an increase in donation activity from Mexican nationals, in our plasma donation centers along the U.S.-Mexico border. Additionally, inflationary pressures for food, gasoline, rent, and other products and services appear to be driving individuals back into the plasma donation centers based upon the increase we experienced in the number of loads per average donation center in the second half of 2022 as compared to all preceding quarters in 2022 and 2021. While we remain cautiously optimistic and have seen improvements in donation activity and our operating results on an aggregated basis, we cannot foresee what potential issues may impact our operating results as new COVID-19 variants continue to evolve. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and variants and around the imposition or relaxation of protective measures, management cannot at this time estimate with reasonable accuracy COVID-19’s further impact on the Company’s results of operations, cash flows or financial condition.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit be as a reduction of the related expense. During the years ended December 31, 2022 and 2021, the Company recorded $459,755 and $876,456, respectively, related to the employee retention credit included as a reduction of payroll expense within selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2022 and 2021 the Company has filed for refunds and recorded $1,296,489 and $876,456, respectively in other receivables on the consolidated balance sheet.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at December 31, 2022 and 2021.

Restricted Cash – At December 31, 2022 and 2021, restricted cash consisted of funds held specifically for our card product programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our consolidated statements of cash flows.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. Paysign maintains its cash and cash equivalents and restricted cash in various bank accounts that, at times, may exceed federally insured limits. Paysign has not experienced, nor does it anticipate, any losses with respect to such accounts. At December 31, 2022 and 2021, the Company had approximately $43,516,155 and $31,828,826 in excess of federally insured limits, respectively.

The Company also has a concentration of accounts receivable risk at December 31, 2022 as two Pharma programs each individually representing 35% and 24% of our accounts receivable balance, of which both balances are current. At December 31, 2021, the Company has a concentration of accounts receivable risk as two Pharma programs each individually representing 52% and 17% of our accounts receivable balance, of which both balances are current.

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

Contract Assets- Incremental costs to obtain or fulfill a contract with a customer are capitalized. The Company determines costs are incremental by confirming costs are (i) directly related to a customer’s contract; (ii) generate or enhance resources to fulfill contract performance obligations in the future; and (iii) recoverable. Amortization is on a straight-line basis generally over three to five years, beginning when goods and services are transferred to the customer or group of customers.

Customer Card Funding – At December 31, 2022 and 2021, customer card funding represents funds loaded or available to be loaded on cards for our card product programs.

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

The Company recognizes and measures its unrecognized tax benefits in accordance with FASB ASC No. 740, Income Taxes. Under that guidance, management recognize uncertain tax positions that are “more likely than not” to be sustained if the relevant tax authority were to audit the position with full knowledge of all the relevant facts and other information, including the technical merits of those positions. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that has a greater than 50% chance of being realized in a final settlement with the relevant authority. The measurement of unrecognized tax benefits is adjusted when new information is available or when an event occurs that requires a change. Income tax related interest and penalties, if applicable, are accrued within income tax expense.

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

The Company utilizes the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation for refunding any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, generally it has no contract assets.

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

In determining the present value of lease payments at lease commencement date, the Company utilizes its incremental borrowing rate based on the information available, unless the rate implicit in the lease is readily determinable. Certain lease contracts include obligations to pay for other services, such as maintenance, we account for these other services as a non-lease component of the lease and not considered when accounting for the lease. The liability for operating leases is based on the present value of future lease payments. Operating lease expenses are recorded as rent expense, which is included within selling, general and administrative expenses within the consolidated statements of operations and presented as operating cash outflows within the consolidated statements of cash flows.

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

Advertising Costs – Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended December 31, 2022 and 2021, the Company expensed $603,213 and $227,387, respectively, included in selling, general and administrative expense.

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

3.     FIXED ASSETS, NET

Fixed assets consist of the following:

	December 31, 2022	December 31, 2021
Equipment	$2,161,424	$2,067,834
Software	327,452	315,855
Furniture and fixtures	757,661	757,662
Website costs	69,881	69,881
Leasehold improvements	229,772	229,772
	3,546,190	3,441,004
Less: accumulated depreciation	2,290,898	1,798,023
Fixed assets, net	$1,255,292	$1,642,981

Depreciation expense for the year ended December 31, 2022 and 2021 was $492,875 and $534,749, respectively.

4.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2022	December 31, 2021
Patents and trademarks	$38,186	$38,186
Platform	13,656,014	9,853,823
Customer lists and contracts	1,177,200	1,177,200
Licenses	209,282	209,282
Contract assets	185,000	–
	15,265,682	11,278,490
Less: accumulated amortization	9,608,960	7,191,529
Intangible assets, net	$5,656,722	$4,086,962

Amortization expense for the year ended December 31, 2022 and 2021 was $2,416,737 and $1,963,169, respectively.

Estimated future amortization expense is as follows:

2023	$2,632,326
2024	1,983,463
2025	852,939
2026	92,629
2027	38,986
Thereafter	56,379
Total amortization expense	$5,656,722

5.     LEASE

The Company entered into an operating lease for an office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of December 31, 2022, the remaining lease term was 7.4 years and the discount rate was 6%.

Operating lease cost included in selling, general and administrative expenses was $736,038 and $623,987 for the years ended December 31, 2022 and 2021, respectively. Cash paid for operating lease was $571,968 and $571,968 for the years ended December 31, 2022 and 2021, respectively.

The following is the lease maturity analysis of our operating lease as of December 31, 2022:

Twelve months ending December 31,

2023	$571,968
2024	571,968
2025	612,006
2026	640,604
2027	640,604
Thereafter	1,548,127
Total lease payments	4,585,277
Less: Imputed interest	(912,092)
Present value of future lease payments	3,673,185
Less: current portion of lease liability	(361,408)
Long-term portion of lease liability	$3,311,777

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

The opening and closing balances of the Company's liabilities are as follows:

	Year Ended December 31,
	2022	2021
Beginning balance	$61,283,914	$48,100,951
Increase (decrease), net	18,905,199	13,182,963
Ending balance	$80,189,113	$61,283,914

The amount of revenue recognized during the years ended December 31, 2022 and 2021 that was included in the opening liability for prepaid cards was $1,485,005 and $1,023,055, respectively.

7.      COMMON STOCK

At December 31, 2022, the Company’s authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had issued 52,650,382 shares of common stock and 52,346,982 shares of common stock outstanding, and no shares of preferred stock outstanding.

In 2019, the Company’s shareholders approved the 3Pea International, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”), which was approved by the board of directors on July 18, 2018. The Plan permits the Company to issue awards or options to the officers, directors, employees, consultants and other persons who provide services to our company or any related entity. Pursuant to the 2018 Plan, 5,000,000 shares of the Company’s common stock are reserved for issuance. Any awards or options that are not settled in shares of common stock are not counted against the limit. Stock options granted under the 2018 Plan generally vest over four or five years and expire in ten years. Stock awards granted under the 2018 Plan generally vest over four of five years. In general, if an employee is terminated, any unvested options or awards as of the date of termination will be forfeited. As of December 31, 2022, there were 673,053 shares available for future grants under the 2018 Plan.

The Company issues new shares of common stock upon exercise of stock options or vesting stock awards.

Stock-based compensation expense for the years ended December 31, 2022 and 2021 was $2,277,717 and $2,280,931, respectively, and is included in selling, general and administrative expense. As of December 31, 2022, the Company’s unrecognized stock-based compensation expense related to stock options and stock awards was $269,245 and $6,955,350, respectively, which are expected to be recognized over a weighted-average period of 1.08 year for stock options and 3.83 years for stock awards. As of December 31, 2021, the Company’s unrecognized stock-based compensation expense related to stock options and stock awards was $759,394 and $4,368,961, respectively, which are expected to be recognized over a weighted-average period of 1.71 year for stock options and 3.65 years for stock awards.

2022 Transactions: During the year ended December 31, 2022, the Company issued shares of common stock as follows:

•	No shares of common stock were issued related to the exercise of vested stock options.
•	555,000 shares of common stock were issued for vested stock awards to employees and consultants.

2021 Transactions: During the year ended December 31, 2021, the Company issued shares of common stock as follows:

•	65,086 shares of common stock were issued related to the exercise of vested stock options and received cash proceeds totaling $192,141.
•	1,778,689 shares of common stock were issued for vested stock awards to employees.

Stock Options

A summary of stock options activity for the years ended December 31, 2022 and 2021 is presented as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2020	2,687,700	$2.30
Granted	–	–
Exercised	(65,086)	2.95
Forfeited/expired	(702,614)	3.40
Outstanding at December 31, 2021	1,920,000	$1.87	6.54	$351,000
Granted	–	–
Exercised	–	–
Forfeited/expired	(80,500)	3.18
Outstanding at December 31, 2022	1,839,500	$1.81	5.62	$1,718,910
Exercisable at December 31, 2022	1,661,100	$1.64	5.50	$1,708,398

A summary of unvested options activity for the years ended December 31, 2022 and 2021 was as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	1,791,600	$2.49
Granted	–	–
Forfeited/expired	(506,950)	3.42
Vested	(565,450)	1.97
Unvested at December 31, 2021	719,200	2.25
Granted	–	–
Forfeited/expired	(27,400)	2.94
Vested	(513,400)	1.81
Unvested at December 31, 2022	178,400	$3.39

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Weighted average grant date fair value of options granted	$–	$–
Intrinsic value of options exercised	$–	$70,938

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee stock options, which requires the consideration of historical employee exercise behavior, the volatility of the Company’s stock price, the weighted-average risk-free interest rate and the weighted-average expected life of the options. Forfeitures are included when they are incurred. Any changes in these assumptions may materially affect the estimated fair value of the share-based award. There were no options granted during the years ended December 31, 2022 and 2021.

Stock Awards

A summary of stock awards activity for the years ended December 31, 2022 and 2021 was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2020	2,232,689	$2.70
Granted	845,000	3.60
Forfeited	(388,000)	5.54
Vested	(1,353,689)	1.28
Outstanding at December 31, 2021	1,336,000	3.89
Granted	2,545,000	1.82
Forfeited	(62,000)	3.44
Vested	(600,000)	2.74
Outstanding at December 31, 2022	3,219,000	$2.48

8.      BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net loss per common share for the years ended December 31, 2021 and 2021:

	2022	2021
Numerator:
Net income (loss)	$1,027,775	$(2,721,334)
Denominator:
Weighted average common shares:
Denominator for basic calculation	52,048,127	50,975,794
Weighted average effects of potentially diluted common stock:
Stock options (calculated under treasury method)	505,934	–
Unvested restricted stock awards	379,194	–
Denominator for fully diluted calculation	$52,933,255	$50,975,794
Net income (loss) per common share:
Basic	$0.02	$(0.05)
Fully diluted	$0.02	$(0.05)

Due to the net loss for the year ended December 31, 2021, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding. For the year ended December 31, 2021, the amount of potential common share equivalents excluded were 1,920,000 for stock options and 1,336,000 for unvested restricted stock awards.

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

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et. al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021, which Plaintiffs opposed via an opposition brief filed on April 29, 2021, to which Defendants replied on June 1, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

The Company has also been named as a nominal defendant in two stockholder derivative actions in the United States District Court for the District of Nevada. The first derivative action is entitled Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. and was filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The complaint also alleges insider trading violations against certain individual defendants. On December 16, 2020, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. The second derivative action is entitled John K. Gray, derivatively on behalf of Paysign, Inc. v. Mark Attinger, et al. and was filed on May 9, 2022. This action involves the same alleged conduct raised in the Toczek action and asserts claims for breach of fiduciary duty in connection with financial reporting, breach of fiduciary duty in connection with alleged insider trading against certain individual defendants, and unjust enrichment. On June 3, 2022, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. The Company anticipates filing motions to dismiss given the ruling on the Motion to Dismiss in the consolidated Securities Class Action. As of the date of this filing, Paysign cannot give any meaningful estimate of likely outcome or damages.

10.      RELATED PARTY

A member of our Board of Directors is also a partner in a law firm that the Company paid approximately $126,628 and $479,684 during the years ended December 31, 2022 and 2021.

11.     RETIREMENT PLAN

The Company has a defined contribution 401(k) plan that covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of the next two percent of each participating employee’s eligible compensation. Participants are 100% vested in these matching contributions when they are made. Eligible employees may elect to defer pre-tax contributions regulated under Section 401(k) of the Internal Revenue Code. Employer matching expense was $165,953 and $205,146 for the years ended December 31, 2022 and 2021, respectively.

12.     INCOME TAXES

The income tax provision on the statements of operations was comprised of the following for the years ended December 31:

	2022	2021
Current:
Federal	$30,200	$–
State	77,277	10,198
Current income tax provision	107,477	10,198

Deferred:
Federal	–	–
State	–	–
Deferred income tax provision	–	–
Income tax provision	$107,477	$10,198

For the years ended December 31, 2022 and 2021, the reconciliation of the federal statutory tax rate to the benefit rate for income taxes is as follows:

	2022	2021
Federal taxes at U.S statutory rate	21.0%	21.0%
Stock-based compensation	10.8	4.0
IRC Section 162(m) limitation	2.9	(7.4)
Tax credits	(10.7)	4.1
Other permanent differences	1.4	(0.3)
State taxes	2.6	0.7
Change in state rate	(1.4)	(1.8)
Return-to-provision adjustments	(1.1)	7.5
Change in valuation allowance	(6.1)	(2.3)
Change in carryovers and tax attributes	(9.9)	(25.9)
Effective tax rate	9.5%	(0.4)%

Deferred tax assets and liabilities are comprised of the following at December 31:

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$3,704,696	$4,082,474
Operating lease obligation	861,800	1,079,312
Stock-based compensation	784,212	621,460
Tax credits	460,271	526,549
Other	27,112	–
Other carryforwards	–	3,603
Accrued bonuses	–	285,336
Deferred tax assets, gross	5,838,091	6,598,734
Deferred tax liabilities:
Intangible assets	(196,871)	(651,767)
Fixed assets	(101,300)	(111,255)
Right-of-use assets	(852,961)	(1,079,507)
Deferred tax liabilities	(1,151,132)	(1,842,529)
Less valuation allowance	(4,686,959)	(4,756,205)
Deferred tax asset, net	$–	$–

As of December 31, 2022, the Company has gross Federal net operating loss carryforwards of approximately $17,527,306 and gross state net operating loss carryforwards of approximately $4,065,995. The Company's Federal net operating losses can be carried forward indefinitely. The carryforward periods for the Company's state net operating losses range from 15 to 20 years and begin to expire in 2035.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), Federal and state tax laws impose significant restrictions on the utilization of net operating loss and other tax carryforwards in the event of a change in ownership of the Company. The Company has not yet completed a formal study, but does not expect IRC Sections 382 and 383 to significantly impact the future utilization of its net operating losses and other tax carryforwards.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2020, management determined that its more-likely-than-not that the Company’s net deferred tax assets would not be realized in the near future and placed a full valuation allowance on the deferred tax assets. The Company continues to have a full valuation allowance in 2022. The Company's valuation allowance represents the amount of tax benefits that are likely to not be realized. The net change in the valuation allowance from December 31, 2021 to 2022 was $69,246. The net change in the valuation allowance from December 31, 2020 to 2021 was $63,230.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2020	$–
Additions for current year	28,041
Additions for prior year	337,324
Subtractions for current year	–
Balance as of December 31, 2021	365,365
Additions for current year	24,270
Additions for prior year	–
Subtractions for current year	(10,281)
Balance as of December 31, 2022	$378,814

As of December 31, 2022 and 2021, the Company has no accrual for interest and penalties related to its unrecognized tax benefits. The balance of the unrecognized tax benefits as of December 31, 2022 are included in the deferred tax asset, net. The Company's effective tax rate would not be impacted if its uncertain tax benefits were recognized due to the Company's full valuation allowance. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months. The Company files income tax returns in the United States and various state jurisdictions. The federal statute of limitation remains open for the 2018 tax year to present. The state statutes of limitation remain open for the 2020 tax year through present.

