Form 10-Q
period 2023-03-31
Paysign, Inc.
filed 2023-05-11
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,276,932 shares as of May 8, 2023.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS
Current assets
Cash	$6,399,860	$9,708,238
Restricted cash	84,404,182	80,189,113
Accounts receivable, net	9,168,019	4,680,991
Other receivables	1,574,888	1,439,251
Prepaid expenses and other current assets	2,582,481	1,699,808
Total current assets	104,129,430	97,717,401

Fixed assets, net	1,191,840	1,255,292
Intangible assets, net	6,533,054	5,656,722
Operating lease right-of-use asset	3,516,903	3,614,838

Total assets	$115,371,227	$108,244,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,296,803	$8,088,660
Operating lease liability, current portion	366,856	361,408
Customer card funding	84,404,182	80,189,113
Total current liabilities	96,067,841	88,639,181

Operating lease liability, long term portion	3,217,995	3,311,777

Total liabilities	99,285,836	91,950,958

Commitments and contingencies (Note 8)	–	–

Stockholders' equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 150,000,000 shares authorized; 52,768,382 and 52,650,382 issued at March 31, 2023 and December 31, 2022, respectively	52,768	52,650
Additional paid-in capital	19,755,407	19,137,281
Treasury stock, at cost; 503,450 and 303,450 shares, respectively	(816,018)	(150,000)
Accumulated deficit	(2,906,766)	(2,746,636)
Total stockholders' equity	16,085,391	16,293,295

Total liabilities and stockholders' equity	$115,371,227	$108,244,253

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenues
Plasma industry	$9,360,067	$7,394,364
Pharma industry	589,562	806,568
Other	193,661	19,707
Total revenues	10,143,290	8,220,639

Cost of revenues	5,095,621	3,222,390

Gross profit	5,047,669	4,998,249

Operating expenses
Selling, general and administrative	4,945,450	4,640,912
Depreciation and amortization	845,016	679,171
Total operating expenses	5,790,466	5,320,083

Loss from operations	(742,797)	(321,834)

Other income
Interest income, net	584,197	14,336

Loss before income tax provision	(158,600)	(307,498)
Income tax provision	1,530	1,897

Net loss	$(160,130)	$(309,395)

Net loss per share
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted average common shares
Basic	52,403,454	51,818,676
Diluted	52,403,454	51,818,676

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2022	52,650,382	$52,650	$19,137,281	(303,450)	$(150,000)	$(2,746,636)	$16,293,295

Stock issued upon vesting of restricted stock	118,000	118	(118)	–	–	–	–
Stock-based compensation	–	–	618,244	–	–	–	618,244
Repurchase of common stock	–	–	–	(200,000)	(666,018)	–	(666,018)
Net loss	–	–	–	–	–	(160,130)	(160,130)

Balance, March 31, 2023	52,768,382	$52,768	$19,755,407	(503,450)	$(816,018)	$(2,906,766)	$16,085,391

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2021	52,095,382	$52,095	$16,860,119	(303,450)	$(150,000)	$(3,774,411)	$12,987,803

Stock issued upon vesting of restricted stock	123,000	123	(123)	–	–	–	–
Stock-based compensation	–	–	569,502	–	–	–	569,502
Net loss	–	–	–	–	–	(309,395)	(309,395)

Balance, March 31, 2022	52,218,382	$52,218	$17,429,498	(303,450)	$(150,000)	$(4,083,806)	$13,247,910

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(160,130)	$(309,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	618,244	569,502
Depreciation and amortization	845,016	679,171
Noncash lease expense	97,935	92,804
Changes in operating assets and liabilities:
Accounts receivable	(4,487,028)	(11,927)
Other receivable	(135,637)	–
Prepaid expenses and other current assets	(882,673)	(382,664)
Accounts payable and accrued liabilities	3,208,143	1,189,087
Operating lease liability	(88,334)	(83,203)
Customer card funding	4,215,069	3,393,769
Net cash provided by operating activities	3,230,605	5,137,144

Cash flows from investing activities:
Purchase of fixed assets	(44,894)	(12,787)
Capitalization of internally developed software	(1,613,002)	(635,325)
Purchase of intangible assets	–	(26,748)
Net cash used in investing activities	(1,657,896)	(674,860)

Cash flows from financing activities:
Repurchase of common stock	(666,018)	–
Net cash used in financing activities	(666,018)	–

Net change in cash and restricted cash	906,691	4,462,284
Cash and restricted cash, beginning of period	89,897,351	68,671,070

Cash and restricted cash, end of period	$90,804,042	$73,133,354

Cash and restricted cash reconciliation:
Cash	6,399,860	8,455,671
Restricted cash	84,404,182	64,677,683
Total cash and restricted cash	$90,804,042	$73,133,354

Supplemental cash flow information:
Non-cash financing activities
Cash paid for taxes	$68,810	$–
Interest paid	$–	$221

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2022. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Impact of COVID-19 Pandemic

The coronavirus (“COVID-19”) pandemic, which started in late 2019 and reached the United States in early 2020, continues to impact the economy of the United States and the rest of the world. While the direct disruption appears to have abated due to the availability of vaccines and other factors, the ultimate duration and severity of the pandemic remain uncertain, particularly given the development of new variants that continue to spread, and the economic repercussions are still manifesting themselves. Additionally, labor shortages at plasma donation centers and restrictions preventing Mexican nationals with tourist visas from being compensated for donating plasma, have further impacted donations. Those developments have had an adverse impact on the Company’s historical results of operations. On September 16, 2022, the United States District Court issued a preliminary injunction preventing the United States Customs and Border Protection from continuing to enforce its ban on plasma donations by Mexican nationals. Since then, we have seen an increase in donation activity from Mexican nationals, in our plasma donation centers along the U.S.-Mexico border. Additionally, inflationary pressures for food, gasoline, rent, and other products and services appear to be driving individuals back into the plasma donation centers based upon the increase we experienced in the number of loads in the three months ended March 31, 2023 as compared to the same period in the prior year. While we remain cautiously optimistic and have seen improvements in donation activity and our operating results on an aggregated basis, we cannot foresee what potential issues may impact our operating results as new COVID-19 variants continue to evolve. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and variants and around the imposition or relaxation of protective measures, management cannot at this time estimate with reasonable accuracy COVID-19’s further impact on the Company’s results of operations, cash flows or financial condition.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. As of March 31, 2023 and December 31, 2022, the Company recorded $1,296,488 in other receivables on the condensed consolidated balance sheet related to U.S. Federal Government refunds.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at March 31, 2023 and December 31, 2022.

Restricted Cash – At March 31, 2023 and December 31, 2022, restricted cash consisted of funds held specifically for our card product and pharma programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalents and restricted cash in various bank accounts primarily with one financial institution in the United States which at times, may exceed federally insured limits. If this financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has not experienced, nor does it anticipate, any losses with respect to such accounts. As of March 31, 2023 and December 31, 2022, the Company had approximately $41,969,579 and $43,516,155 in excess of federally insured bank account limits, respectively.

As of March 31, 2023, the Company also has a concentration of accounts receivable risk, as two Pharma program customers associated with our Pharma copay programs each individually represent 23% and 27% of our accounts receivable balance. Two Pharma program customers each individually represented 35% and 24% of our accounts receivable balance on December 31, 2022.

Fixed Assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is principally recorded using the straight-line method over the estimated useful life of the asset, which is generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Leasehold improvements are capitalized and depreciated over the shorter of the remaining lease term or the estimated useful life of the improvements. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Intangible Assets – For intangible assets, the Company recognizes an impairment loss if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

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

Contract Assets - Incremental costs to obtain or fulfill a contract with a customer are capitalized. The Company determines the costs that are incremental by confirming the costs (i) are directly related to a customer’s contract, (ii) generate or enhance resources to fulfill contract performance obligations in the future, and (iii) are recoverable. Amortization is on a straight-line basis generally over three to five years, beginning when goods and services are transferred to the customer or group of customers.

Customer Card Funding – As of March 31, 2023 and December 31, 2022, customer card funding represents funds loaded or available to be loaded on cards for the Company’s card product programs.

Earnings Per Share – Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect on the diluted earnings per share calculation is anti-dilutive.

Revenue and Expense Recognition – In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contracts with customers, (ii) determination of performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet, with lease expenses for these leases recognized on a straight-line basis over the lease term.

Stock-Based Compensation – The Company recognizes compensation expense for all restricted stock awards and stock options. The fair value of restricted stock awards is measured using the grant date trading price of our stock. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility and the risk-free interest rate.

Recently Adopted Accounting Pronouncements – In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides updated guidance on how an entity should measure credit losses on all financial instruments carried at amortized cost (including loans held for investment and held-to-maturity debt securities, as well as trade receivables, reinsurance recoverables, and receivables that relate to repurchase agreements and securities lending agreements), a lessor’s net investments in leases, and off-balance sheet credit exposures not accounted for as insurance or as derivatives, including loan commitments, standby letters of credit, and financial guarantees. Subsequently, in November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, which clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, but instead should be accounted for in accordance with Topic 842, Leases. In March 2022 the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses: Troubled Debt Restructurings and Vintage Disclosures which clarified accounting treatment required for trouble debt restructurings by creditors and enhanced disclosures for write-offs. The new standard and related amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted this guidance; however, there was no material impact of this adoption on the Company’s consolidated financial position, results of operations, or cash flows.

2.     FIXED ASSETS, NET

Fixed assets consist of the following:

	March 31, 2023	December 31, 2022
Equipment	$2,206,318	$2,161,424
Software	327,452	327,452
Furniture and fixtures	757,662	757,661
Website costs	69,881	69,881
Leasehold improvements	229,772	229,772
	3,591,085	3,546,190
Less: accumulated depreciation	2,399,245	2,290,898
Fixed assets, net	$1,191,840	$1,255,292

Depreciation expense for the three months ended March 31, 2023 and 2022 was $108,346 and $135,969, respectively.

3.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2023	December 31, 2022
Patents and trademarks	$38,186	$38,186
Platform	15,269,016	13,656,014
Customer lists and contracts	1,177,200	1,177,200
Licenses	209,282	209,282
Contract assets	185,000	185,000
	16,878,684	15,265,682
Less: accumulated amortization	10,345,630	9,608,960
Intangible assets, net	$6,533,054	$5,656,722

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years. Amortization expense for the three months ended March 31, 2023 and 2022 was $736,670 and $543,202, respectively.

4.     LEASE

The Company entered into an operating lease for office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of March 31, 2023, the remaining lease term was 7.2 years and the discount rate was 6%.

Operating lease cost included in selling, general and administrative expenses was $184,280 and $183,241 for the three months ended March 31, 2023 and 2022, respectively. Cash paid for the operating lease was $142,992 for both the three months ended March 31, 2023 and 2022.

The following is the lease maturity analysis of our operating lease as of March 31, 2023:

Year ending December 31,

2023 (excluding the three months ended March 31, 2023)	$428,976
2024	571,968
2025	612,006
2026	640,604
2027	640,604
Thereafter	1,548,127
Total lease payments	4,442,285
Less: Imputed interest	(857,434)
Present value of future lease payments	3,584,851
Less: current portion of lease liability	(366,856)
Long-term portion of lease liability	$3,217,995

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

The opening and closing balances of the Company's contract liabilities are as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$80,189,113	$61,283,914
Increase, net	4,215,069	3,393,769
Ending balance	$84,404,182	$64,677,683

The amount of revenue recognized during the three months ended March 31, 2023 and 2022 that was included in the opening contract liability for prepaid cards was $2,020,224 and $1,485,005 respectively.

6.     COMMON STOCK

At March 31, 2023, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 52,768,382 shares of common stock issued and 52,264,932 shares of common stock outstanding, and no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three months ended March 31, 2023 was $618,244. Stock-based compensation expense for the three months ended March 31, 2022 was $569,502.

2023 Transactions: During the three months ended March 31, 2023 the Company issued 118,000 shares of common stock for vested stock awards and no exercise of stock options. During the three months ended March 31, 2023 the Company repurchased 200,000 shares of its common stock at a cost of $666,018 or $3.33 per share. The Company also granted 270,000 restricted stock awards during the three months ended March 31, 2023.

2022 Transactions: During the three months ended March 31, 2022 the Company issued 123,000 shares of common stock for vested stock awards. The Company also granted 100,000 restricted stock awards during the three months ended March 31, 2022.

7.     BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net loss per common share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(160,130)	$(309,395)
Denominator:
Weighted average common shares:
Denominator for basic calculation	52,403,454	51,818,676
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	–	–
Unvested restricted stock awards	–	–
Denominator for fully diluted calculation	52,403,454	51,818,676
Net loss per common share:
Basic	$(0.00)	$(0.01)
Fully diluted	$(0.00)	$(0.01)

Due to the net loss for the three months ended March 31, 2023 and 2022, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for those periods. For the three months ended March 31, 2023, the amount of potential common share equivalents excluded were 1,839,500 for stock options and 3,698,000 for unvested restricted stock awards. For the three months ended March 31, 2022, the amount of potential common share equivalents excluded were 1,891,800 for stock options and 1,254,000 for unvested restricted stock awards.

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

9.     RELATED PARTY

A former member of our Board of Directors who served through December 31, 2022 is also a partner in a law firm that the Company engages for services to review regulatory filings and for various other legal matters. During the three months ended March 31, 2022 the Company incurred legal expense of $40,734 with the related party law firm.

10.   INCOME TAX PROVISION

The effective tax rate (income tax provision as a percentage of loss before income tax provision) was (1.0%) for the three months ended March 31, 2023, as compared to (0.6%) for the three months ended March 31, 2022. The effective tax rates vary, primarily as a result of the full valuation on our deferred tax asset in the current year and the tax benefit related to our stock-based compensation and a pretax loss in the prior year period.

11.   SUBSEQUENT EVENTS

On May 5, 2023, the Company held its annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the Paysign Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which replaces our 2018 Incentive Compensation Plan (the “Prior Plan”). Outstanding awards granted under the Prior Plan will continue to be governed by the terms of the Prior Plan but no awards may be made under the Prior Plan after the effective date of the 2023 Plan. Under the 2023 Plan, 5,000,000 shares of our common stock will be reserved and available for delivery at any time during the term of the 2023 Plan. Officers, directors, employees, and consultants who provide services to us or any subsidiary are eligible to participate in the 2023 Plan.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. These Forward-Looking Statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “propose,” “may,” and other similar expressions identify Forward-Looking statements. In the normal course of our business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain, or may contain, Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. In addition, any statements that refer to expectations, projections, estimates, forecasts, or other characterizations of future events or circumstances are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the Forward-Looking Statements. Such important factors (“Important Factors”) and other factors are disclosed in this report, including those factors discussed in “Part II - Item 1A. Risk Factors.” All prior and subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward-Looking Statement made by or on behalf of us. You are cautioned not to place undue reliance on these Forward-Looking Statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these Forward-Looking Statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

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

We have developed prepaid card programs for corporate incentive and rewards including, but not limited to, consumer rebates and rewards, donor compensation, clinical trials, healthcare reimbursement payments and pharmaceutical payment assistance, and demand deposit accounts accessible with a debit card. In 2022 we further expanded our product offerings to include prepaid payroll services and corporate disbursements. We also launched our first prepaid gift card product in a retail channel. In the future, we expect to further expand our product into other prepaid card offerings such as travel cards and expense reimbursement cards. Our cards are sponsored by or issuing bank partners.

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

Currently, we are focusing our marketing efforts on corporate incentive and expense prepaid card products in various market verticals including but not limited to general corporate expense, healthcare related markets including copay assistance, clinical trials and donor compensation, loyalty rewards, and incentive cards.

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

We have devoted more extensive resources to sales and marketing activities as we have added essential personnel to our marketing, sales and support teams. We market our Paysign payment solutions through direct marketing by the Company’s sales team. Our primary market focus is on companies that require a streamlined payment solution for rewards, rebates, payment assistance, and other payments to their customers, employees, agents and others. To reach these markets, we focus our sales efforts on direct contact with our target market and attendance at various industry specific conferences. We may, at times, utilize independent contractors who make direct sales and are paid commissions and/or restricted stock awards. We market our Paysign Premier product through existing communication channels to a targeted segment of our existing cardholders, as well as to a broad group of individuals, ranging from non-banked to fully banked consumers with a focus on long term users of our product.

In 2023, we plan to continue to invest additional funds in technology improvements, sales and marketing, customer service, and regulatory compliance. From time to time, we evaluate raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to expand into new vertical markets using internally generated funds.

Results of Operations

Three Months Ended March 31, 2023 and 2022

The following table summarizes our consolidated financial results:

	Three Months Ended March 31, (Unaudited)		Variance
	2023	2022	$	%
Revenues
Plasma industry	$9,360,067	$7,394,364	$1,965,703	26.6%
Pharma industry	589,562	806,568	(217,006)	(26.9%	)
Other	193,661	19,707	173,954	882.7%
Total revenues	10,143,290	8,220,639	1,922,651	23.4%
Cost of revenues	5,095,621	3,222,390	1,873,231	58.1%
Gross profit	5,047,669	4,998,249	49,420	1.0%
Gross margin %	49.8%	60.8%

Operating expenses
Selling, general and administrative	4,945,450	4,640,912	304,538	6.6%
Depreciation and amortization	845,016	679,171	165,845	24.4%
Total operating expenses	5,790,466	5,320,083	470,383	8.8%
Loss from operations	$(742,797)	$(321,834)	$(420,963)	130.8%

Net loss	$(160,130)	$(309,395)	$149,265	(48.2%	)
Net margin %	(1.6% )	(3.8% )

The increase in total revenues of $1,922,651 for the three months ended March 31, 2023 compared to the same period in the prior year consisted primarily of a $1,965,703 increase in Plasma revenue, a $217,006 decrease in Pharma revenue, and a $173,954 increase in Other revenue. The increase in Plasma revenue was primarily due to an increase in the number of plasma centers and donations, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as there continues to be an increase in demand for plasma driven by global increases of plasma protein therapies. The decrease in Pharma revenue was primarily due to the end of our Pharma prepaid programs in 2022, offset by the launch of new Pharma copay programs. The increase in Other revenue was primarily due to the launch of new payroll and retail programs.

Cost of revenues for the three months ended March 31, 2023 increased $1,873,231 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues increased during the first quarter of 2023 primarily due to an increase in cardholder usage activity, an increase in plastics, collateral and postage related to increase in the number of unique card loads, an increase in network expenses related to our Pharma copay business, a new direct network connection with Mastercard, and an increase in customer service expenses associated with the overall growth in our business, offset by a decline in sales commissions related to the restructuring of an agreement in the first quarter of 2022.

Gross profit for the three months ended March 31, 2023 increased $49,420 compared to the same period in the prior year resulting from the increase in Plasma revenue, the restructuring of an agreement mentioned above, and the beneficial impact of a variable cost structure as many of the Plasma transaction costs are variable in nature which are provided by third parties who charge us based on the number of active cards outstanding and the number of transactions that occurred during the period. The increase in gross profit was offset by an increase in network expenses related to our Pharma copay business, price increases by many of our third party service providers, a new direct network connection with Mastercard, and an increase in customer service expenses relating to the overall growth of our business. The decrease in gross margin resulted from the aforementioned factors.

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2023 increased $304,538 or 6.6% compared to the same period in the prior year and consisted primarily of an increase in compensation and benefits of approximately $1,180,000 due to continued hiring to support the Company’s growth, a tight labor market and increased personnel insurance costs. This increase was offset by an increase in capitalized platform development costs of approximately $810,000 and a decrease in outside professional services of approximately $120,000.

Depreciation and amortization expense for the three months ended March 31, 2023 increased $165,845 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software and equipment, and continued enhancements to our platform.

For the three months ended March 31, 2023, we recorded a loss from operations of $742,797 representing a decline of $420,963 compared to the same period last year related to the aforementioned factors.

Other income for the three months ended March 31, 2023, increased $569,861 primarily related to an increase in interest rates and the associated interest income received on higher bank account balances at our sponsor bank.

We recorded an income tax expense of $1,530 for the three months ended March 31, 2023, which equates to an effective tax rate of (1.0%) primarily as a result of state taxes, a pretax loss and full valuation on our deferred tax asset. We recorded an income tax expense of $1,897 for the three months ended March 31, 2022, which equates to an effective tax rate of (0.6%) percent primarily as a result of the full valuation on our deferred tax asset in both the current and prior period and the tax benefit related to our stock-based compensation and a pretax loss in the prior period.

The net loss for the three months ended March 31, 2023 was $160,130, an improvement of $149,265 compared to the net loss of $309,395 for the three months ended March 31, 2022. The overall change in net loss relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume loaded on cards was $379 million and $324 million for the three months ended March 31, 2023 and 2022, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards – Equals revenues, gross profit or net income conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income (loss), respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income. Our total revenue conversion rates for the three months ended March 31, 2023 and 2022 were 2.68% or 268 basis points (“bps”), and 2.54% or 254 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended March 31, 2023 and 2022 were 1.33% or 133 bps, and 1.54% or 154 bps, respectively, of gross dollar volume loaded on cards. Our net loss conversion rates for the three months ended March 31, 2023 and 2022 were (0.04)% or (4) bps, and (0.10)% or (10) bps, respectively, of gross dollar volume loaded on cards.

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

	Three Months Ended March 31,
	2023	2022
Reconciliation of Adjusted EBITDA to net loss:
Net loss	$(160,130)	$(309,395)
Income tax provision	1,530	1,897
Interest income, net	(584,197)	(14,336)
Depreciation and amortization	845,016	679,171
EBITDA	102,219	357,337
Stock-based compensation	618,244	569,502
Adjusted EBITDA	$720,463	$926,839

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Three Months Ended March 31, (Unaudited)
	2023	2022
Net cash provided by operating activities	$3,230,605	$5,137,144
Net cash used in investing activities	(1,657,896)	(674,860)
Net cash used in financing activities	(666,018)	–
Net increase in cash and restricted cash	$906,691	$4,462,284

Comparison of Three months Ended March 31, 2023 and 2022

During the three months ended March 31, 2023 and 2022, we financed our operations through internally generated funds.

Cash provided by operating activities decreased $1,906,539 for the three months ended March 31, 2023, as compared to the same period in the prior year. The decrease in cash flow is primarily due to increases in accounts receivable of $4,475,101 and increased prepaid expenses and other current assets of $500,009 related to the purchase of inventory, software licenses and insurance. This was offset by increased customer card funding of $821,300 related to growth in our existing businesses and launch of new Pharma programs, increased amount of depreciation and amortization of $165,845 primarily related to ongoing investments in our technology platform and increases in accounts payable and accrued liabilities of $2,019,056. The changes in accounts receivable and accounts payable are primarily related to the growth in our Pharma copay business as we are invoiced by third party service providers at the end of the period and are due monies from our Pharma copay customers to cover these amounts due.

Cash used in investing activities increased $983,036 for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The change between periods was primarily attributed to an increase in the capitalization of internally developed software as we continue to invest in our technology platform.

Cash used in financing activities increased $666,018 for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The change between periods was attributed to the repurchase of 200,000 shares of the company’s common stock at a price of $3.33 per share.

Our significant contractual cash requirements also include ongoing payments for lease liabilities. For additional information regarding our cash commitments and contractual obligations, see "Note 4 – LEASE” in the notes to the accompanying consolidated financial statements.

Sources of Liquidity

We believe that our available cash on hand, excluding restricted cash, at March 31, 2023 of $6,399,860, along with our forecast for revenues and cash flows for the remainder of the year and for 2024, will be sufficient to sustain our operations for the next eighteen months. In light of the recent bank failures, we continue to monitor the health and soundness of our bank relationships through publicly available information. Based on recent SEC filings, we have not discovered any issues that would cause us to alter our relationships.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2023, we issued, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, a total of 118,000 shares of common stock for restricted stock awards previously earned and vested to certain directors, consultants and employees.

The  following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 to March 31, 2023	200,000	$3.33	200,000	$ 4,333,982
Total	200,000	$3.33	200,000	$ 4,333,982

____________________

(1) On March 21, 2023, our board of directors authorized a stock repurchase program to repurchase up to $5 million of our common stock, subject to certain conditions, in the open market, in privately negotiated transactions, or by other means in compliance with Rule 10b-18 under the Exchange Act. The program is expected to be completed within 36 months from the commencement date.

Item 6. Exhibits.

10.10	Stock Repurchase Agreement, dated March 23, 2023, by and between Paysign, Inc. and Daniel H. Spence (1)
10.11	Paysign, Inc. 2023 Equity Incentive Plan (2)
31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

______________

* Filed herewith.

(1) Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 28, 2023 (File Number 001-38623).

(2) Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2023 (File Number 001-38623).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYSIGN, INC.

Date: May 11, 2023	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: May 11, 2023	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

