Form 10-Q
period 2023-06-30
Paysign, Inc.
filed 2023-08-09
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,753,374 shares as of August 4, 2023.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS
Current assets
Cash	$7,670,677	$9,708,238
Restricted cash	78,365,845	80,189,113
Accounts receivable, net	7,749,451	4,680,991
Other receivables	1,238,020	1,439,251
Prepaid expenses and other current assets	2,290,792	1,699,808
Total current assets	97,314,785	97,717,401

Fixed assets, net	1,124,242	1,255,292
Intangible assets, net	6,998,727	5,656,722
Operating lease right-of-use asset	3,417,635	3,614,838

Total assets	$108,855,389	$108,244,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$10,484,747	$8,088,660
Operating lease liability, current portion	372,387	361,408
Customer card funding	78,365,845	80,189,113
Total current liabilities	89,222,979	88,639,181

Operating lease liability, long term portion	3,122,798	3,311,777

Total liabilities	92,345,777	91,950,958

Commitments and contingencies (Note 8)	–	–

Stockholders' equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 150,000,000 shares authorized; 52,842,382 and 52,650,382 issued at June 30, 2023 and December 31, 2022, respectively	52,842	52,650
Additional paid-in capital	20,595,359	19,137,281
Treasury stock, at cost; 623,008 and 303,450 shares, respectively	(1,127,667)	(150,000)
Accumulated deficit	(3,010,922)	(2,746,636)
Total stockholders' equity	16,509,612	16,293,295

Total liabilities and stockholders' equity	$108,855,389	$108,244,253

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Plasma industry	$10,014,461	$7,806,201	$19,374,528	$15,200,565
Pharma industry	729,236	773,311	1,318,798	1,579,879
Other	297,354	19,264	491,015	38,971
Total revenues	11,041,051	8,598,776	21,184,341	16,819,415

Cost of revenues	5,425,311	3,900,965	10,520,932	7,123,355

Gross profit	5,615,740	4,697,811	10,663,409	9,696,060

Operating expenses
Selling, general and administrative	5,304,625	4,255,976	10,250,075	8,896,888
Depreciation and amortization	958,001	713,180	1,803,017	1,392,351
Total operating expenses	6,262,626	4,969,156	12,053,092	10,289,239

Loss from operations	(646,886)	(271,345)	(1,389,683)	(593,179)

Other income
Interest income, net	600,867	70,227	1,185,064	84,563

Loss before income tax provision	(46,019)	(201,118)	(204,619)	(508,616)
Income tax provision	58,137	26,916	59,667	28,813

Net loss	$(104,156)	$(228,034)	$(264,286)	$(537,429)

Net loss per share
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares
Basic	52,259,002	51,993,031	52,330,829	51,906,335
Diluted	52,259,002	51,993,031	52,330,829	51,906,335

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2022	52,650,382	$52,650	$19,137,281	(303,450)	$(150,000)	$(2,746,636)	$16,293,295

Stock issued upon vesting of restricted stock	118,000	118	(118)	–	–	–	–
Stock-based compensation	–	–	618,244	–	–	–	618,244
Repurchase of common stock	–	–	–	(200,000)	(666,018)	–	(666,018)
Net loss	–	–	–	–	–	(160,130)	(160,130)

Balance, March 31, 2023	52,768,382	52,768	19,755,407	(503,450)	(816,018)	(2,906,766)	16,085,391

Stock issued upon vesting of restricted stock	70,000	70	(70)	–	–	–	–
Exercise of stock options	4,000	4	9,596	–	–	–	9,600
Stock-based compensation	–	–	830,426	–	–	–	830,426
Repurchase of common stock	–	–	–	(119,558)	(311,649)	–	(311,649)
Net loss	–	–	–	–	–	(104,156)	(104,156)

Balance, June 30, 2023	52,842,382	$52,842	$20,595,359	(623,008)	$(1,127,667)	$(3,010,922)	$16,509,612

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2021	52,095,382	$52,095	$16,860,119	(303,450)	$(150,000)	$(3,774,411)	$12,987,803

Stock issued upon vesting of restricted stock	123,000	123	(123)	–	–	–	–
Stock-based compensation	–	–	569,502	–	–	–	569,502
Net loss	–	–	–	–	–	(309,395)	(309,395)

Balance, March 31, 2022	52,218,382	52,218	17,429,498	(303,450)	(150,000)	(4,083,806)	13,247,910

Stock issued upon vesting of restricted stock	105,000	105	(105)	–	–	–	–
Stock-based compensation	–	–	488,287	–	–	–	488,287
Net loss	–	–	–	–	–	(228,034)	(228,034)

Balance, June 30, 2022	52,323,382	$52,323	$17,917,680	(303,450)	$(150,000)	$(4,311,840)	$13,508,163

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(264,286)	$(537,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal assets	(4,862)	–
Stock-based compensation expense	1,448,670	1,057,789
Depreciation and amortization	1,803,017	1,392,351
Noncash lease expense	197,203	186,862
Changes in operating assets and liabilities:
Accounts receivable	(3,068,460)	(94,819)
Other receivable	201,231	(420,033)
Prepaid expenses and other current assets	(590,984)	(511,173)
Accounts payable and accrued liabilities	2,431,087	(190,359)
Operating lease liability	(178,000)	(167,660)
Customer card funding	(1,823,268)	15,683,936
Net cash provided by operating activities	151,348	16,399,465

Cash flows from investing activities:
Purchase of fixed assets	(84,911)	(38,188)
Capitalization of internally developed software	(2,959,199)	(1,537,021)
Net cash used in investing activities	(3,044,110)	(1,575,209)

Cash flows from financing activities:
Proceeds from exercise of options	9,600	–
Repurchase of common stock	(977,667)	–
Net cash used in financing activities	(968,067)	–

Net change in cash and restricted cash	(3,860,829)	14,824,256
Cash and restricted cash, beginning of period	89,897,351	68,671,070

Cash and restricted cash, end of period	$86,036,522	$83,495,326

Cash and restricted cash reconciliation:
Cash	$7,670,677	$6,527,476
Restricted cash	78,365,845	76,967,850
Total cash and restricted cash	$86,036,522	$83,495,326

Supplemental cash flow information:
Non-cash financing activities
Cash paid for taxes	$159,510	$8,700
Interest paid	$–	$821

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

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at June 30, 2023 and December 31, 2022.

Restricted Cash – At June 30, 2023 and December 31, 2022, restricted cash consisted of funds held specifically for our card product and pharma programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalents and restricted cash in various bank accounts primarily with one financial institution in the United States which at times, may exceed federally insured limits. If this financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has not experienced, nor does it anticipate, any losses with respect to such accounts. As of June 30, 2023 and December 31, 2022, the Company had approximately $38,206,698 and $43,516,155 in excess of federally insured bank account limits, respectively.

As of June 30, 2023, the Company also has a concentration of accounts receivable risk, as two pharma program customers associated with our pharma patient affordability programs each individually represent 35% and 14% of our accounts receivable balance. Two pharma program customers each individually represented 35% and 24% of our accounts receivable balance on December 31, 2022.

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

Customer Card Funding – As of June 30, 2023 and December 31, 2022, customer card funding represents funds loaded or available to be loaded on cards for the Company’s card product programs.

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

The Company utilizes the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards and the respective program. This has historically been associated with the pharma prepaid business which ended in 2022. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation to refund any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, generally it has no contract assets.

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

2.     FIXED ASSETS, NET

Fixed assets consist of the following:

	June 30, 2023	December 31, 2022
Equipment	$2,241,935	$2,161,424
Software	331,852	327,452
Furniture and fixtures	757,662	757,661
Website costs	69,881	69,881
Leasehold improvements	229,772	229,772
	3,631,102	3,546,190
Less: accumulated depreciation	2,506,860	2,290,898
Fixed assets, net	$1,124,242	$1,255,292

Depreciation expense for the three months ended June 30, 2023 and 2022 was $107,615 and $134,253, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $215,961 and $270,222, respectively.

3.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2023	December 31, 2022
Patents and trademarks	$38,186	$38,186
Platform	16,571,814	13,656,014
Customer lists and contracts	1,177,200	1,177,200
Licenses	209,282	209,282
Hosting implementation	43,400	–
Contract assets	150,000	185,000
	18,189,882	15,265,682
Less: accumulated amortization	11,191,155	9,608,960
Intangible assets, net	$6,998,727	$5,656,722

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years. Amortization expense for the three months ended June 30, 2023 and 2022 was $850,386 and $578,927, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $1,587,056 and $1,122,129, respectively.

4.     LEASE

The Company entered into an operating lease for office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of June 30, 2023, the remaining lease term was 6.91 years and the discount rate was 6%.

Operating lease cost included in selling, general and administrative expenses was $196,214 and $379,435 for the three and six months ended June 30, 2023, respectively. Operating lease cost included in selling, general and administrative expenses was $184,329 and $367,550 for the three and six months ended June 30, 2022, respectively.

The following is the lease maturity analysis of our operating lease as of June 30, 2023:

Year ending December 31,

2023 (excluding the six months ended June 30, 2023)	$285,984
2024	571,968
2025	612,006
2026	640,604
2027	640,604
Thereafter	1,548,127
Total lease payments	4,299,293
Less: Imputed interest	(804,108)
Present value of future lease payments	3,495,185
Less: current portion of lease liability	(372,387)
Long-term portion of lease liability	$3,122,798

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

The opening and closing balances of the Company's contract liabilities are as follows:

	Six Months Ended June 30,
	2023	2022
Beginning balance	$80,189,113	$61,283,914
Decrease, net	(1,823,268)	15,683,936
Ending balance	$78,365,845	$76,967,850

The amount of revenue recognized during the six months ended June 30, 2023 and 2022 that was included in the opening contract liability for prepaid cards was $2,020,224 and $1,485,005 respectively.

6.     COMMON STOCK

At June 30, 2023, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 52,842,382 shares of common stock issued and 52,219,374 shares of common stock outstanding, and no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three and six months ended June 30, 2023 was $830,426 and $1,448,670, respectively. Stock-based compensation expense for the three and six months ended June 30, 2022 was $488,287 and $1,057,789, respectively.

2023 Transactions: During the three and six months ended June 30, 2023 the Company issued 74,000 and 192,000 shares of common stock for vested stock awards and the exercise of stock options. The Company received proceeds of $9,600 for the exercise of stock options.

During the three and six months ended June 30, 2023 the Company repurchased 119,558 and 319,558 shares of its common stock at a cost of $311,649 or weighted average price of $2.61 and $977,667 or weighted average price of $3.06 per share, respectively.

The Company also granted 80,000 and 350,000 restricted stock awards during the three and six months ended June 30, 2023.

2022 Transactions: During the three and six months ended June 30, 2022 the Company issued 105,000 and 228,000 shares, respectively, of common stock for vested stock awards and received proceeds of $0 and $0, respectively.

The Company also granted 0 and 100,000 restricted stock awards during the three and six months ended June 30, 2022.

7.     BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net loss per common share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(104,156)	$(228,034)	$(264,286)	$(537,429)
Denominator:
Weighted average common shares:
Denominator for basic calculation	52,259,002	51,993,031	52,330,829	51,906,335
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	–	–	–	–
Unvested restricted stock grants	–	–	–	–
Denominator for fully diluted calculation	52,259,002	51,993,031	52,330,829	51,906,335
Net loss per common share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Anti-dilutive shares:
Stock options	1,815,000	1,884,400	1,815,000	1,884,400
Unvested restricted stock options	3,652,000	1,064,000	3,652,000	1,064,000

The potential common share equivalents are not added to the denominator for three and six months ended June 30, 2023 and 2022 because the inclusion was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for both periods.

8.     COMMITMENTS AND CONTINGENCIES

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et. al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021, which Plaintiffs opposed via an opposition brief filed on April 29, 2021, to which Defendants replied on June 1, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. As of the date of this filing, the Company cannot give any meaningful estimate of likely outcome or damages.

The Company has also been named as a nominal defendant in two stockholder derivative actions in the United States District Court for the District of Nevada. The first derivative action is entitled Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. and was filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The complaint also alleges insider trading violations against certain individual defendants. On December 16, 2020, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. The second derivative action is entitled John K. Gray, derivatively on behalf of Paysign, Inc. v. Mark Attinger, et al. and was filed on May 9, 2022. This action involves the same alleged conduct raised in the Toczek action and asserts claims for breach of fiduciary duty in connection with financial reporting, breach of fiduciary duty in connection with alleged insider trading against certain individual defendants, and unjust enrichment. On June 3, 2022, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. On May 10, 2023, the Toczek and Gray actions were consolidated. The Company anticipates filing motions to dismiss given the ruling on the Motion to Dismiss in the consolidated cases. As of the date of this filing, the Company cannot give any meaningful estimate of likely outcome or damages.

9.     RELATED PARTY

A former member of our Board of Directors who served through December 31, 2022 is also a partner in a law firm that the Company engages for services to review regulatory filings and for various other legal matters. During the three and six months ended June 30, 2022, the Company incurred legal expenses of $41,019 and 81,753, respectively, with the related party law firm.

10.   INCOME TAX

The effective tax rate (income tax provision as a percentage of loss before income tax provision) was (126.3%) for the three months ended June 30, 2023, as compared to (13.4%) for the three months ended June 30, 2022. The effective tax rate was (29.2%) and (5.7%) for the six months ended June 30, 2023 and 2022, respectively. The effective tax rates vary, primarily as a result of the full valuation on our deferred tax asset in the current year and the tax benefit related to our stock-based compensation expense and a pretax loss in the prior year period.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. As of June 30, 2023 and December 31, 2022, the Company recorded $836,734 and $1,296,488, respectively in other receivables on the condensed consolidated balance sheet related to U.S. Federal Government refunds.

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

We operate on a powerful, high-availability payments platform with cutting-edge fintech capabilities that can be seamlessly integrated with our clients’ systems. This distinctive positioning allows us to provide end-to-end technologies that securely manage transaction processing, cardholder enrollment, value loading, account management, data and analytics, and customer service. Our architecture is known for its cross-platform compatibility, flexibility, and scalability – allowing our clients and partners to leverage these advantages for cost savings and revenue opportunities.

Our suite of product offerings include solutions for corporate rewards, prepaid gift cards, general purpose reloadable debit cards, employee incentives, consumer rebates, donor compensation, clinical trials, healthcare reimbursement payments and pharmaceutical payment assistance, and demand deposit accounts accessible with a debit card. In the future, we expect to further expand our product into other prepaid card offerings such as travel cards and expense reimbursement cards. Our cards are sponsored by our issuing bank partners.

Our revenues include fees generated from cardholder fees, interchange, card program management fees, transaction claims processing fees, and settlement income. Revenue from cardholder fees, interchange, card program management fees, and transaction claims processing fees is recorded when the performance obligation is fulfilled. Settlement income is recorded at the expiration of the card program and relates solely to our pharma prepaid business which ended in 2022.

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

We manage all aspects of the prepaid card lifecycle, from managing the card design and approval processes with partners and networks, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management, and replacement. We deploy a 24/7/365 fully staffed, in-house customer service department which utilizes bilingual customer service representatives, Interactive Voice Response, and two-way short message service messaging and text alerts.

Currently, we are focusing our marketing efforts on corporate incentive and expense prepaid card products in various market verticals including but not limited to general corporate expense, healthcare related markets including patient affordability solutions, clinical trials and donor compensation, loyalty rewards, and incentive cards.

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

For the remainder of 2023, we plan to continue to invest additional funds in technology improvements, sales and marketing, customer service, and regulatory compliance. From time to time, we evaluate raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to support our existing business and expand into new vertical markets using internally generated funds.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

The following table summarizes our consolidated financial results for the three months ended June 30, 2023 in comparison to the three months ended June 30, 2022:

	Three Months Ended June 30, (Unaudited)		Variance
	2023	2022	$	%
Revenues
Plasma industry	$10,014,461	$7,806,201	$2,208,260	28.3%
Pharma industry	729,236	773,311	(44,075)	(5.7%	)
Other	297,354	19,264	278,090	1443.6%
Total revenues	11,041,051	8,598,776	2,442,275	28.4%
Cost of revenues	5,425,311	3,900,965	1,524,346	39.1%
Gross profit	5,615,740	4,697,811	917,929	19.5%
Gross margin %	50.9%	54.6%

Operating expenses
Selling, general and administrative	5,304,625	4,255,976	1,048,649	24.6%
Depreciation and amortization	958,001	713,180	244,821	34.3%
Total operating expenses	6,262,626	4,969,156	1,293,470	26.0%
Loss from operations	$(646,886)	$(271,345)	$(375,541)	138.4%

Net loss	$(104,156)	$(228,034)	$123,878	(54.3%	)
Net margin %	(0.9% )	(2.7% )

The increase in total revenues of $2,442,275 for the three months ended June 30, 2023 compared to the same period in the prior year consisted primarily of a $2,208,260 increase in Plasma revenue, a $44,075 decrease in Pharma revenue, and a $278,090 increase in Other revenue. The increase in Plasma revenue was primarily due to an increase in the number of plasma centers and donations, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as there continues to be an increase in demand for plasma driven by global increases of plasma protein therapies. The decrease in Pharma revenue was primarily due to the end of our pharma prepaid programs in 2022, offset by the launch of new pharma patient affordability programs. The increase in Other revenue was primarily due to the launch of new payroll, retail programs, and other prepaid card disbursement programs.

Cost of revenues for the three months ended June 30, 2023 increased $1,524,346 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues increased during the second quarter of 2023 primarily due to an increase in cardholder usage activity and associated network expenses such as interchange and ATM costs, an increase in plastics and collateral related to an increase in the number of unique card loads, an increase in network expenses and sales commissions related to the growth in our pharma patient affordability business, a new direct network connection with Mastercard, and an increase in customer service expenses associated with wage inflation pressures and the overall growth in our business, offset by a decline in postage.

Gross profit for the three months ended June 30, 2023 increased $917,929 compared to the same period in the prior year resulting primarily from the increase in Plasma revenue and the beneficial impact of a variable cost structure as many of the plasma transaction costs are variable in nature which are provided by third parties who charge us based on the number of active cards outstanding and the number of transactions that occurred during the period. The increase in gross profit was offset by the termination of our pharma prepaid business in 2022, price increases by many of our third party service providers, a new direct network connection with Mastercard, and an increase in customer service expenses mentioned above. The decrease in gross margin resulted from the aforementioned factors.

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2023 increased $1,048,649 compared to the same period in the prior year and consisted primarily of an increase in compensation and benefits of approximately $690,000 due to continued hiring to support the Company’s growth, a tight labor market and increased personnel insurance costs, an increase in stock based compensation expense of approximately $340,000, and an increase in non-IT outside professional services of approximately $235,000. This increase was offset by a $210,000 increase in the amount of capitalized platform development costs and a decrease in all other operating expenses of approximately $8,000.

Depreciation and amortization expense for the three months ended June 30, 2023 increased $244,821 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software development costs and equipment purchases related to the continued enhancements to our processing platform.

For the three months ended June 30, 2023, we recorded a loss from operations of $646,886 representing a decline of $375,541 compared to a loss from operations of $271,345 during the same period last year related to the aforementioned factors.

Other income for the three months ended June 30, 2023, increased $530,640 primarily related to an increase in interest rates and the associated interest income received on higher bank account balances at our sponsor bank.

We recorded an income tax expense of $58,137 for the three months ended June 30, 2023, which equates to an effective tax rate of (126.3%) primarily as a result of state taxes, the full valuation on our deferred tax asset, the tax benefit related to our stock-based compensation expense and the pretax loss during the period. We recorded an income tax expense of $26,916 for the three months ended June 30, 2022, which equates to an effective tax rate of (13.4%) primarily as a result of the full valuation on our deferred tax asset, the tax benefit related to our stock-based compensation expense and the pretax loss during the period.

The net loss for the three months ended June 30, 2023 was $104,156, an improvement of $123,878 compared to the net loss of $228,034 for the three months ended June 30, 2022. The overall change in net loss relates to the aforementioned factors.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

The following table summarizes our consolidated financial results for the six months ended June 30, 2023 in comparison to the six months ended June 30, 2022:

	Six Months Ended June 30, (unaudited)		Variance
	2023	2022	$	%
Revenues
Plasma industry	$19,374,528	$15,200,565	$4,173,963	27.5%
Pharma industry	1,318,798	1,579,879	(261,081)	(16.5%	)
Other	491,015	38,971	452,044	1159.9%
Total revenues	21,184,341	16,819,415	4,364,926	26.0%
Cost of revenues	10,520,932	7,123,355	3,397,577	47.7%
Gross profit	10,663,409	9,696,060	967,349	10.0%
Gross margin %	50.3%	57.6%

Operating expenses
Selling, general and administrative	10,250,075	8,896,888	1,353,187	15.2%
Depreciation and amortization	1,803,017	1,392,351	410,666	29.5%
Total operating expenses	12,053,092	10,289,239	1,763,853	17.1%
Loss from operations	$(1,389,683)	$(593,179)	$(796,504)	134.3%

Net loss	$(264,286)	$(537,429)	$273,143	(50.8%	)
Net margin %	(1.2% )	(3.2% )

The increase in total revenues of $4,364,926 for the six months ended June 30, 2023 compared to the same period in the prior year consisted primarily of a $4,173,963 increase in Plasma revenue and a $452,044 increase in Other revenue, offset by a $261,081 decrease in Pharma revenue. The increase in Plasma revenue was primarily due to an increase in the number of plasma centers and donations, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as COVID-19 restrictions such as donation center closures, mobility restrictions and Federal government stimulus measures were relaxed compared to the prior year period. The increase in Other revenue was primarily driven by our new payroll, retail, and other prepaid card disbursement programs. The decrease in Pharma revenue was primarily due to the end of our pharma prepaid programs in 2022, offset by the launch of new pharma patient affordability programs.

Cost of revenues for the six months ended June 30, 2023 increased $3,397,577 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues increased during the six months of 2023 primarily due to the increase in cardholder usage activity and associated network expenses such as interchange and ATM costs, an increase in plastics, collateral and postage expenses related to changes to collateral materials, the increase in network expenses related to our pharma patient affordability business, and the increase in customer service expenses associated with wage inflation pressures and the overall growth in our business, offset by a decline in sales commissions related to the restructuring of an agreement in the first quarter of 2022.

Gross profit for the six months ended June 30, 2023 increased $967,349 compared to the same period in the prior year resulting from the increase in Plasma revenue, the restructuring of an agreement mentioned above, and the beneficial impact of a variable cost structure as many of the plasma transaction costs are provided by third parties who charge us based on the number of transactions that occurred during the period. The increase in gross profit was offset by the termination of our pharma prepaid business in 2022, price increases by many of our third party service providers, a new direct network connection with Mastercard, and an increase in customer service expenses mentioned above. The decrease in gross margin resulted from the aforementioned factors.

SG&A for the six months ended June 30, 2023 increased $1,353,187 compared to the same period in the prior year and consisted primarily of an increase in compensation and benefits of approximately $1,688,000 due to continued hiring to support the Company’s growth, a tight labor market and increased personnel insurance costs, an increase in stock based compensation expense of approximately $391,000, an increase in outside professional services for non-IT outside professional services of approximately $117,000, and an increase in all other operating expenses of approximately $13,000. This increase was offset by an increase of approximately $856,000 in capitalized platform development costs.

Depreciation and amortization expense for the six months ended June 30, 2023 increased $410,666 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of development costs and equipment purchases related to the continued enhancements to our processing platform.

For the six months ended June 30, 2023 we recorded a loss from operations of $1,389,683 representing a decline of $796,504 compared to the same period last year related to the aforementioned factors.

Other income for the six months ended June 30, 2023 increased $1,100,501 related to an increase in interest rates and the associated interest income received on higher bank account balances at our sponsor bank.

We recorded an income tax expense of $59,667 for the six months ended June 30, 2023 which equates to an effective tax rate of (29.2%) primarily as a result of the full valuation on our deferred tax asset, the tax benefit related to our stock-based compensation expense and the pretax loss during the period. We recorded an income tax expense of $28,813 for the six months ended June 30, 2022, which equates to an effective tax rate of (5.7%) primarily as a result of the full valuation on our deferred tax asset, the tax benefit related to our stock-based compensation expense and the pretax loss during the period.

The net loss for the six months ended June 30, 2023 was $264,286, an improvement of $273,143 compared to the net loss of $537,429 for the six months ended June 30, 2022. The overall change in net loss relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards – Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume loaded on cards was $405 million and $375 million for the three months ended June 30, 2023 and 2022, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards – Equals revenues, gross profit or net loss conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net loss, respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income (loss). Our total revenue conversion rates for the three months ended June 30, 2023 and 2022 were 2.73% or 273 basis points (“bps”), and 2.29% or 229 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended June 30, 2023 and 2022 were 1.39% or 139 bps, and 1.25% or 125 bps, respectively, of gross dollar volume loaded on cards. Our net loss conversion rates for the three months ended June 30, 2023 and 2022 were (0.01%) or (1) bp, and (0.06%) or (6) bps, respectively, of gross dollar volume loaded on cards.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA to net loss:
Net loss	$(104,156)	$(228,034)	$(264,286)	$(537,429)
Income tax provision	58,137	26,916	59,667	28,813
Interest income, net	(600,867)	(70,227)	(1,185,064)	(84,563)
Depreciation and amortization	958,001	713,180	1,803,017	1,392,351
EBITDA	311,115	441,835	413,334	799,172
Stock-based compensation	830,426	488,287	1,448,670	1,057,789
Adjusted EBITDA	$1,141,541	$930,122	$1,862,004	$1,856,961

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Six Months Ended June 30, (Unaudited)
	2023	2022
Net cash provided by operating activities	$151,348	$16,399,465
Net cash used in investing activities	(3,044,110)	(1,575,209)
Net cash used in financing activities	(968,067)	–
Net increase in cash and restricted cash	$(3,860,829)	$14,824,256

Comparison of Six months Ended June 30, 2023 and 2022

During the six months ended June 30, 2023 and 2022, we financed our operations through internally generated funds.

Cash provided by operating activities decreased $16,248,117 for the six months ended June 30, 2023, as compared to the same period in the prior year. The decrease is primarily due to changes in cash flows from operating assets and liabilities, particularly decreases in customer card funding of $17,507,204 related to timing of customer deposits for plasma and pharma programs and an increase in accounts receivable of $2,973,641. These cash flow decreases were partially offset by cash flow increases of $621,264 primarily related to the collection of employee retention credits in the current year, increase in accounts payable and accrued liabilities of $2,621,446, an improvement in net loss from operations of $273,143, an increase in stock-based compensation of $390,881, and an increase in depreciation and amortization of $410,666. The changes in accounts receivable and accounts payable are primarily related to the growth in our pharma patient affordability business as we are invoiced by third party service providers at the end of the period and are due monies from our pharma patient affordability customers to cover these amounts due at the end of the period.

Cash used in investing activities increased $1,468,901 for the six months ended June 30, 2023 as compared to the same period in the prior year. The change between periods was primarily attributed to an increase in the capitalization of internally developed software as we continue to invest in our technology platform.

Cash used in financing activities increased $968,067 for the six months ended June 30, 2023 as compared to the same period in the prior year. The change between periods was attributed to the repurchase of 319,558 shares of the company’s common stock at a weighted average price of $3.06 per share.

Our significant contractual cash requirements also include ongoing payments for lease liabilities. For additional information regarding our cash commitments and contractual obligations, see "Note 4 – LEASE” in the notes to the accompanying consolidated financial statements.

Sources of Liquidity

We believe that our available cash on hand, excluding restricted cash, at June 30, 2023 of $7,670,677, along with our forecast for revenues and cash flows for the remainder of 2023 and for 2024, will be sufficient to sustain our operations for the next eighteen months. In light of the recent bank failures, we continue to monitor the health and soundness of our bank relationships through publicly available information. Based on recent SEC filings, we have not discovered any issues that would cause us to alter our relationships.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et. al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et. al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et. al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et. al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021, which Plaintiffs opposed via an opposition brief filed on April 29, 2021, to which Defendants replied on June 1, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. As of the date of this filing, the Company cannot give any meaningful estimate of likely outcome or damages.

The Company has also been named as a nominal defendant in two stockholder derivative actions in the United States District Court for the District of Nevada. The first derivative action is entitled Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. and was filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The complaint also alleges insider trading violations against certain individual defendants. On December 16, 2020, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. The second derivative action is entitled John K. Gray, derivatively on behalf of Paysign, Inc. v. Mark Attinger, et al. and was filed on May 9, 2022. This action involves the same alleged conduct raised in the Toczek action and asserts claims for breach of fiduciary duty in connection with financial reporting, breach of fiduciary duty in connection with alleged insider trading against certain individual defendants, and unjust enrichment. On June 3, 2022, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issues a ruling on the Motion to Dismiss. On May 10, 2023, the Toczek and Gray actions were consolidated. The Company anticipates filing motions to dismiss given the ruling on the Motion to Dismiss in the consolidated cases. As of the date of this filing, the Company cannot give any meaningful estimate of likely outcome or damages.

Item 1A. Risk Factors.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2023, we issued, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, a total of 74,000 shares of common stock for restricted stock awards previously earned and vested to certain directors, consultants and employees and the exercise of stock options.

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2023 - April 30, 2023	–	$–	–	$4,333,982
May 1, 2023 - May 31, 2023	23,058	2.69	23,058	4,272,167
June 1, 2023 - June 30, 2023	96,500	2.59	96,500	4,022,982
Total	119,558	$2.61	119,558	$4,022,982

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

Item 5. Other Information

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

10.11	Paysign, Inc. 2023 Equity Incentive Plan (1)
31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

______________

* Filed herewith.

(1) Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2023 (File Number 001-38623).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYSIGN, INC.

Date: August 9, 2023	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: August 9, 2023	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

