Form 10-Q
period 2023-09-30
Paysign, Inc.
filed 2023-11-08
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,754,374 shares as of November 3, 2023.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS
Current assets
Cash	$9,936,627	$9,708,238
Restricted cash	78,022,518	80,189,113
Accounts receivable, net	7,278,098	4,680,991
Other receivables	1,372,655	1,439,251
Prepaid expenses and other current assets	2,245,751	1,699,808
Total current assets	98,855,649	97,717,401

Fixed assets, net	1,149,497	1,255,292
Intangible assets, net	7,884,171	5,656,722
Operating lease right-of-use asset	3,317,016	3,614,838

Total assets	$111,206,333	$108,244,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,609,898	$8,088,660
Operating lease liability, current portion	378,001	361,408
Customer card funding	78,022,518	80,189,113
Total current liabilities	90,010,417	88,639,181

Operating lease liability, long term portion	3,026,167	3,311,777

Total liabilities	93,036,584	91,950,958

Commitments and contingencies (Note 8)	–	–

Stockholders' equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 150,000,000 shares authorized; 53,382,382 and 52,650,382 issued at September 30, 2023 and December 31, 2022, respectively	53,382	52,650
Additional paid-in capital	21,304,569	19,137,281
Treasury stock, at cost; 698,008 and 303,450 shares, respectively	(1,277,884)	(150,000)
Accumulated deficit	(1,910,318)	(2,746,636)
Total stockholders' equity	18,169,749	16,293,295

Total liabilities and stockholders' equity	$111,206,333	$108,244,253

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Plasma industry	$11,061,712	$9,829,811	$30,436,240	$25,030,376
Pharma industry	1,026,270	693,353	2,345,068	2,273,232
Other	312,343	73,264	803,358	112,235
Total revenues	12,400,325	10,596,428	33,584,666	27,415,843

Cost of revenues	6,068,207	4,847,780	16,589,139	11,971,135

Gross profit	6,332,118	5,748,648	16,995,527	15,444,708

Operating expenses
Selling, general and administrative	4,696,509	4,386,757	14,946,584	13,283,645
Depreciation and amortization	1,045,177	738,883	2,848,194	2,131,234
Total operating expenses	5,741,686	5,125,640	17,794,778	15,414,879

Income (loss) from operations	590,432	623,008	(799,251)	29,829

Other income
Interest income, net	615,324	265,284	1,800,388	349,847

Income before income tax provision	1,205,756	888,292	1,001,137	379,676
Income tax provision	105,152	36,183	164,819	64,996

Net income	$1,100,604	$852,109	$836,318	$314,680

Net income per share
Basic	$0.02	$0.02	$0.02	$0.01
Diluted	$0.02	$0.02	$0.02	$0.01

Weighted average common shares
Basic	52,548,101	52,142,225	52,404,049	51,968,496
Diluted	53,484,674	53,365,025	54,286,492	52,676,707

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2022	52,650,382	$52,650	$19,137,281	(303,450)	$(150,000)	$(2,746,636)	$16,293,295

Stock issued upon vesting of restricted stock	118,000	118	(118)	–	–	–	–
Stock-based compensation	–	–	618,244	–	–	–	618,244
Repurchase of common stock	–	–	–	(200,000)	(666,018)	–	(666,018)
Net loss	–	–	–	–	–	(160,130)	(160,130)

Balance, March 31, 2023	52,768,382	52,768	19,755,407	(503,450)	(816,018)	(2,906,766)	16,085,391

Stock issued upon vesting of restricted stock	70,000	70	(70)	–	–	–	–
Exercise of stock options	4,000	4	9,596	–	–	–	9,600
Stock-based compensation	–	–	830,426	–	–	–	830,426
Repurchase of common stock	–	–	–	(119,558)	(311,649)	–	(311,649)
Net loss	–	–	–	–	–	(104,156)	(104,156)

Balance, June 30, 2023	52,842,382	$52,842	$20,595,359	(623,008)	$(1,127,667)	$(3,010,922)	$16,509,612

Stock issued upon vesting of restricted stock	540,000	540	(540)	–	–	–	–
Stock-based compensation	–	–	709,750	–	–	–	709,750
Repurchase of common stock	–	–	–	(75,000)	(150,217)	–	(150,217)
Net income	–	–	–	–	–	1,100,604	1,100,604

Balance, September 30, 2023	53,382,382	$53,382	$21,304,569	(698,008)	$(1,277,884)	$(1,910,318)	$18,169,749

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2021	52,095,382	$52,095	$16,860,119	(303,450)	$(150,000)	$(3,774,411)	$12,987,803

Stock issued upon vesting of restricted stock	123,000	123	(123)	–	–	–	–
Stock-based compensation	–	–	569,502	–	–	–	569,502
Net loss	–	–	–	–	–	(309,395)	(309,395)

Balance, March 31, 2022	52,218,382	52,218	17,429,498	(303,450)	(150,000)	(4,083,806)	13,247,910

Stock issued upon vesting of restricted stock	105,000	105	(105)	–	–	–	–
Stock-based compensation	–	–	488,287	–	–	–	488,287
Net loss	–	–	–	–	–	(228,034)	(228,034)

Balance, June 30, 2022	52,323,382	$52,323	$17,917,680	(303,450)	$(150,000)	$(4,311,840)	$13,508,163

Stock issued upon vesting of restricted stock	138,000	138	(138)	–	–	–	–
Stock-based compensation	–	–	566,205	–	–	–	566,205
Net income	–	–	–	–	–	852,109	852,109

Balance, September 30, 2022	52,461,382	$52,461	$18,483,747	(303,450)	$(150,000)	$(3,459,731)	$14,926,477

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$836,318	$314,680
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal assets	(4,862)	–
Stock-based compensation expense	2,158,420	1,623,994
Depreciation and amortization	2,848,194	2,131,234
Noncash lease expense	297,822	282,193
Changes in operating assets and liabilities:
Accounts receivable	(2,597,107)	(639,045)
Other receivables	66,596	(420,033)
Prepaid expenses and other current assets	(545,943)	(711,185)
Accounts payable and accrued liabilities	3,556,238	850,358
Operating lease liability	(269,017)	(253,390)
Customer card funding	(2,166,595)	27,775,501
Net cash provided by operating activities	4,180,064	30,954,307

Cash flows from investing activities:
Purchase of fixed assets	(218,133)	(75,661)
Capitalization of internally developed software	(4,781,853)	(2,508,348)
Net cash used in investing activities	(4,999,986)	(2,584,009)

Cash flows from financing activities:
Proceeds from exercise of options	9,600	–
Repurchase of common stock	(1,127,884)	–
Net cash used in financing activities	(1,118,284)	–

Net change in cash and restricted cash	(1,938,206)	28,370,298
Cash and restricted cash, beginning of period	89,897,351	68,671,070

Cash and restricted cash, end of period	$87,959,145	$97,041,368

Cash and restricted cash reconciliation:
Cash	$9,936,627	$7,981,953
Restricted cash	78,022,518	89,059,415
Total cash and restricted cash	$87,959,145	$97,041,368

Supplemental cash flow information:
Non-cash financing activities
Cash paid for taxes	$185,310	$27,374
Interest paid	$–	$221

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

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at September 30, 2023 and December 31, 2022.

Restricted Cash – At September 30, 2023 and December 31, 2022, restricted cash consisted of funds held specifically for our card product and pharma programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalents and restricted cash in various bank accounts primarily with one financial institution in the United States which at times, may exceed federally insured limits. If this financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has not experienced, nor does it anticipate, any losses with respect to such accounts. As of September 30, 2023 and December 31, 2022, the Company had approximately $40,208,706 and $43,516,155 in excess of federally insured bank account limits, respectively.

As of September 30, 2023, the Company also has a concentration of accounts receivable risk, as two pharma program customers associated with our pharma patient affordability programs each individually represent 20% and 19% of our accounts receivable balance. Two pharma program customers each individually represented 35% and 24% of our accounts receivable balance on December 31, 2022.

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

Hosting Implementation – Costs to implement the cloud computing arrangements (the “hosting site”) are accounted for by following the same model as internally developed software costs. Costs that are incurred in the preliminary project and post implementation stages of hosting development are expensed when they are incurred. Costs incurred during the application and development stage are capitalized. Capitalized costs are amortized using the straight-line method over a three year estimated useful life, beginning in the period when the hosting site is available for use.

Customer Card Funding – As of September 30, 2023 and December 31, 2022, customer card funding represents funds loaded or available to be loaded on cards for the Company’s card product programs.

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

2.     FIXED ASSETS, NET

Fixed assets consist of the following:

	September 30, 2023	December 31, 2022
Equipment	$2,375,156	$2,161,424
Software	331,852	327,452
Furniture and fixtures	757,662	757,661
Website costs	69,881	69,881
Leasehold improvements	229,772	229,772
	3,764,323	3,546,190
Less: accumulated depreciation	2,614,826	2,290,898
Fixed assets, net	$1,149,497	$1,255,292

Depreciation expense for the three months ended September 30, 2023 and 2022 was $107,967 and $113,758, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $323,928 and $383,980, respectively.

3.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2023	December 31, 2022
Patents and trademarks	$38,186	$38,186
Platform	18,394,468	13,656,014
Customer lists and contracts	1,177,200	1,177,200
Licenses	209,282	209,282
Hosting implementation	43,400	–
Contract assets	150,000	185,000
	20,012,536	15,265,682
Less: accumulated amortization	12,128,365	9,608,960
Intangible assets, net	$7,884,171	$5,656,722

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years. Amortization expense for the three months ended September 30, 2023 and 2022 was $937,210 and $625,125, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was $2,524,266 and $1,747,254, respectively.

4.     LEASE

The Company entered into an operating lease for office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of September 30, 2023, the remaining lease term was 6.67 years and the discount rate was 6%.

Operating lease cost included in selling, general and administrative expenses was $186,470 and $565,905 for the three and nine months ended September 30, 2023, respectively. Operating lease cost included in selling, general and administrative expenses was $184,214 and $551,764 for the three and nine months ended September 30, 2022, respectively.

The following is the lease maturity analysis of our operating lease as of September 30, 2023:

Year ending December 31,

2023 (excluding the nine months ended September 30, 2023)	$142,993
2024	571,968
2025	612,006
2026	640,604
2027	640,604
Thereafter	1,548,127
Total lease payments	4,156,302
Less: Imputed interest	(752,134)
Present value of future lease payments	3,404,168
Less: current portion of lease liability	(378,001)
Long-term portion of lease liability	$3,026,167

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

The opening and closing balances of the Company's contract liabilities are as follows:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$80,189,113	$61,283,914
Increase (decrease), net	(2,166,595)	27,775,501
Ending balance	$78,022,518	$89,059,415

The amount of revenue recognized during the nine months ended September 30, 2023 and 2022 that was included in the opening contract liability for prepaid cards was $2,020,224 and $1,485,005 respectively.

6.     COMMON STOCK

At September 30, 2023, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 53,382,382 shares of common stock issued and 52,684,374 shares of common stock outstanding, and no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three and nine months ended September 30, 2023 was $709,750 and $2,158,420, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2022 was $566,205 and $1,623,994, respectively.

2023 Transactions - During the three and nine months ended September 30, 2023 the Company issued 540,000 and 732,000 shares of common stock for vested stock awards and the exercise of stock options. The Company received proceeds of $9,600 for the exercise of stock options.

During the three and nine months ended September 30, 2023 the Company repurchased 75,000 and 394,558 shares of its common stock at a cost of $150,217 or weighted average price of $2.00 and $1,127,884 or weighted average price of $2.86 per share, respectively.

The Company also granted 0 and 350,000 restricted stock awards, respectively during the three and nine months ended September 30, 2023. For the stock awards granted, the weighted average grant date fair value was $2.96 and vest over a period of two months to five years.

2022 Transactions - During the three and nine months ended September 30, 2022 the Company issued 138,000 and 366,000 shares, respectively, of common stock for vested stock awards. No stock options were exercised.

The Company also granted 2,430,000 and 2,530,000 restricted stock awards, respectively during the three and nine months ended September 30, 2022. For the stock awards granted, the weighted average grant date fair value was $1.81 and vest over a period of one to five years.

7.     BASIC AND FULLY DILUTED NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$1,100,604	$852,109	$836,318	$314,680
Denominator:
Weighted average common shares:
Denominator for basic calculation	52,548,101	52,142,225	52,404,049	51,968,496
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	472,791	594,553	745,193	457,256
Unvested restricted stock grants	463,782	628,247	1,137,250	250,955
Denominator for fully diluted calculation	53,484,674	53,365,025	54,286,492	52,676,707
Net income per common share:
Basic	$0.02	$0.02	$0.02	$0.01
Fully diluted	$0.02	$0.02	$0.02	$0.01

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

The Company has also been named as a nominal defendant in a stockholder derivative action in state court in Clark County, Nevada, filed on October 2, 2023, entitled Simone Blanchette, derivatively on behalf of Paysign, Inc. v. Mark Newcomer, et al. That complaint makes substantially the same allegations as made in the consolidated Toczek and Gray actions discussed above, and also contains a claim that the individual defendants violated Section 10(b) and Rule 10b-5 promulgated thereunder. On that basis, on October 10, 2023, the defendants filed a Notice of Removal of the case to federal court. As of the date of this filing, the Company cannot give any meaningful estimate of likely outcome or damages.

9.     RELATED PARTY

A former member of our Board of Directors who served through December 31, 2022 is also a partner in a law firm that the Company engages for services to review regulatory filings and for various other legal matters. During the three and nine months ended September 30, 2022, the Company incurred legal expenses of $27,561 and $109,314, respectively, with the related party law firm.

10.   INCOME TAX

The effective tax rate (income tax provision as a percentage of income before income tax provision) was 8.7% for the three months ended September 30, 2023, as compared to 4.1% for the three months ended September 30, 2022. The effective tax rate was 16.5% and 17.1% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rates vary, primarily as a result of the full valuation on our deferred tax assets in both the current and prior period and the tax benefit related to our stock-based compensation. As of September 30, 2023, management believes that it is more-likely-than-not that the Company’s net deferred tax assets would not be realized in the near future and the Company would continue to record a full valuation allowance on its deferred tax assets.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. As of September 30, 2023 and December 31, 2022, the Company recorded $836,734 and $1,296,488, respectively in other receivables on the condensed consolidated balance sheet related to U.S. Federal Government refunds.

11.   SUBSEQUENT EVENTS

The Company discloses subsequent events that provide evidence about conditions that did not change the consolidated financial statements at the balance sheet date but have a significant effect on the financial statements at the time of occurrence or on future operations of the company.

On September 30, 2023, the Company had uninsured deposits at our financial institution in the amount of $40,208,706. We have since initiated a program called deposit swapping with our financial institution, whereby the financial institution utilizes a third party who is participating in reciprocal deposit networks as an alternative way to offer us full Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits over $250,000. Under this program, deposit networks divide uninsured deposits into smaller units and distribute these monies among participating banks in the network, whereby the monies are fully FDIC insured.

We have evaluated subsequent events from the balance sheet date through November 8, 2023, the date at which the condensed financial statements were issued and determined that there were no additional items that require adjustment to or disclosure in the condensed financial statement.

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

Our suite of product offerings includes solutions for corporate rewards, prepaid gift cards, general purpose reloadable debit cards, employee incentives, consumer rebates, donor compensation, clinical trials, healthcare reimbursement payments and pharmaceutical payment assistance, and demand deposit accounts accessible with a debit card. In the future, we expect to further expand our product into other prepaid card offerings such as travel cards and expense reimbursement cards. Our cards are sponsored by our issuing bank partners.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

The following table summarizes our consolidated financial results for the three months ended September 30, 2023 in comparison to the three months ended September 30, 2022:

	Three Months Ended September 30, (Unaudited)		Variance
	2023	2022	$	%
Revenues
Plasma industry	$11,061,712	$9,829,811	$1,231,901	12.5%
Pharma industry	1,026,270	693,353	332,917	48.0%
Other	312,343	73,264	239,079	326.3%
Total revenues	12,400,325	10,596,428	1,803,897	17.0%
Cost of revenues	6,068,207	4,847,780	1,220,427	25.2%
Gross profit	6,332,118	5,748,648	583,470	10.1%
Gross margin %	51.1%	54.3%

Operating expenses
Selling, general and administrative	4,696,509	4,386,757	309,752	7.1%
Depreciation and amortization	1,045,177	738,883	306,294	41.5%
Total operating expenses	5,741,686	5,125,640	616,046	12.0%
Income from operations	$590,432	$623,008	$(32,576)	(5.2%	)

Other income	$615,324	$265,284	$350,040	131.9%

Net Income	$1,100,604	$852,109	$248,495	29.2%
Net margin %	8.9%	8.0%

The increase in total revenues of $1,803,897 for the three months ended September 30, 2023 compared to the same period in the prior year consisted primarily of a $1,231,901 increase in Plasma revenue, a $332,917 increase in Pharma revenue, and a $239,079 increase in Other revenue. The increase in Plasma revenue was primarily due to an increase in the number of plasma centers and donations, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as there continues to be an increase in demand for plasma driven by global increases of plasma protein therapies. The increase in Pharma revenue was primarily due to the launch of new pharma patient affordability programs. The increase in Other revenue was primarily due to the growth of our payroll program and launch of new retail and other prepaid card disbursement programs.

Cost of revenues for the three months ended September 30, 2023 increased $1,220,427 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues increased during the third quarter of 2023 primarily due to an increase in cardholder usage activity and associated network expenses such as interchange and ATM costs, an increase in plastics and collateral related to an increase in the number of unique card loads, an increase in network expenses and sales commissions related to the growth in our pharma patient affordability business, and an increase in customer service expenses associated with wage inflation pressures and the overall growth in our business, offset by a decline in postage.

Gross profit for the three months ended September 30, 2023 increased $583,470 compared to the same period in the prior year resulting primarily from the increase in Plasma revenue and the beneficial impact of a variable cost structure as many of the plasma transaction costs are variable in nature which are provided by third parties who charge us based on the number of active cards outstanding and the number of transactions that occurred during the period. Gross profit also benefited from the growth in our pharma patient affordability business. The increase in gross profit was offset by the termination of our pharma prepaid business in 2022, price increases by many of our third party service providers, and an increase in customer service expenses mentioned above. The decrease in gross margin resulted from the aforementioned factors.

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2023 increased $309,752 compared to the same period in the prior year and consisted primarily of an increase in compensation and benefits of approximately $385,000 due to continued hiring to support the Company’s growth, a tight labor market and increased benefit costs, an increase in stock based compensation expense of approximately $144,000, an increase in technologies and telecom of approximately $79,000, an increase in non-IT professional services of approximately $54,000, and an increase in travel and entertainment of approximately $42,000. This increase was offset by a $391,000 increase in the amount of capitalized platform development costs and a decrease in all other operating expenses of approximately $4,000.

Depreciation and amortization expense for the three months ended September 30, 2023 increased $306,294 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software development costs and equipment purchases related to the continued enhancements to our processing platform.

For the three months ended September 30, 2023, we recorded income from operations of $590,432 representing a decline of $32,576 compared to income from operations of $623,008 during the same period last year related to the aforementioned factors.

Other income for the three months ended September 30, 2023, increased $350,040 primarily related to an increase in interest rates and the associated interest income received on higher average bank account balances at our sponsor bank.

We recorded an income tax expense of $105,152 for the three months ended September 30, 2023, which equates to an effective tax rate of 8.7% primarily as a result of the full valuation on our deferred tax assets in both the current and prior period and the tax benefit related to our stock-based compensation. We recorded an income tax expense of $36,183 for the three months ended September 30, 2022, which equates to an effective tax rate of 4.1% primarily as a result of the full valuation on our deferred tax asset, the tax benefit related to our stock-based compensation expense and the pretax loss during the period.

The net income for the three months ended September 30, 2023 was $1,100,604, an improvement of $248,495 compared to the net income of $852,109 for the three months ended September 30, 2022. The overall change in net income relates to the aforementioned factors.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

The following table summarizes our consolidated financial results for the nine months ended September 30, 2023 in comparison to the nine months ended September 30, 2022:

	Nine Months Ended September 30, (unaudited)		Variance
	2023	2022	$	%
Revenues
Plasma industry	$30,436,240	$25,030,376	$5,405,864	21.6%
Pharma industry	2,345,068	2,273,232	71,836	3.2%
Other	803,358	112,235	691,123	615.8%
Total revenues	33,584,666	27,415,843	6,168,823	22.5%
Cost of revenues	16,589,139	11,971,135	4,618,004	38.6%
Gross profit	16,995,527	15,444,708	1,550,819	10.0%
Gross margin %	50.6%	56.3%

Operating expenses
Selling, general and administrative	14,946,584	13,283,645	1,662,939	12.5%
Depreciation and amortization	2,848,194	2,131,234	716,960	33.6%
Total operating expenses	17,794,778	15,414,879	2,379,899	15.4%
Income (loss) from operations	$(799,251)	$29,829	$(829,080)	(2779.4%	)

Other income	$1,800,388	$349,847	$1,450,541	414.6%

Net income	$836,318	$314,680	$521,638	165.8%
Net margin %	2.5%	1.1%

The increase in total revenues of $6,168,823 for the nine months ended September 30, 2023 compared to the same period in the prior year consisted primarily of a $5,405,864 increase in Plasma revenue, a $71,836 increase in Pharma revenue and a $691,123 increase in Other revenue. The increase in Plasma revenue was primarily due to an increase in the number of plasma centers and donations, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as COVID-19 restrictions such as donation center closures, mobility restrictions and Federal government stimulus measures were relaxed compared to the prior year period. The increase in Pharma revenue was due to the launch of new pharma patient affordability programs and growth of existing pharma patient affordability programs. The increase in Other revenue was primarily driven by the launch of new payroll, retail, and other prepaid card disbursement programs.

Cost of revenues for the nine months ended September 30, 2023 increased $4,618,004 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues increased during the nine months of 2023 primarily due to the increase in cardholder usage activity and associated network expenses such as interchange and ATM costs, an increase in plastics, collateral and postage expenses related to new plasma donations and changes to collateral materials, the increase in network expenses related to our pharma patient affordability business, and the increase in customer service expenses associated with wage inflation pressures and the overall growth in our business, offset by a decline in sales commissions related to the restructuring of an agreement in the first quarter of 2022.

Gross profit for the nine months ended September 30, 2023 increased $1,550,819 compared to the same period in the prior year resulting from the increase in Plasma revenue, the restructuring of an agreement mentioned above, and the beneficial impact of a variable cost structure as many of the plasma transaction costs are provided by third parties who charge us based on the number of transactions that occurred during the period. The increase in gross profit was offset by the termination of our pharma prepaid business in 2022, price increases by many of our third party service providers, a new direct network connection with Mastercard, and an increase in customer service expenses mentioned above. The decrease in gross margin resulted from the aforementioned factors.

SG&A for the nine months ended September 30, 2023 increased $1,662,939 compared to the same period in the prior year and consisted primarily of an increase in compensation and benefits of approximately $2,072,000 due to continued hiring to support the Company’s growth, a tight labor market and increased benefit costs, an increase in stock based compensation expense of approximately $534,000, an increase in technologies and telecom of approximately $206,000, and an increase in non-IT outside professional services of approximately $171,000. This increase was offset by an increase of approximately $1,247,000 in capitalized platform development costs, a decrease in all other operating expenses of approximately $20,000, and an increase in the reclass of customer care expenses of approximately $53,000 into cost of revenues.

Depreciation and amortization expense for the nine months ended September 30, 2023 increased $716,960 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of development costs and equipment purchases related to the continued enhancements to our processing platform.

For the nine months ended September 30, 2023 we recorded a loss from operations of $799,251 representing a decrease of $829,080 compared to the same period last year related to the aforementioned factors.

Other income for the nine months ended September 30, 2023 increased $1,450,541 related to an increase in interest rates and the associated interest income received on higher average bank account balances at our sponsor bank.

We recorded an income tax expense of $164,819 for the nine months ended September 30, 2023 which equates to an effective tax rate of 16.5% primarily as a result of the full valuation on our deferred tax assets in both the current and prior period and the tax benefit related to our stock-based compensation. We recorded an income tax expense of $64,996 for the nine months ended September 30, 2022, which equates to an effective tax rate of 17.1% primarily as a result of the full valuation on our deferred tax asset, the tax benefit related to our stock-based compensation expense and the pretax loss during the period.

The net income for the nine months ended September 30, 2023 was $836,318, an improvement of $521,638 compared to the net income of $314,680 for the nine months ended September 30, 2022. The overall change in net income relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards: Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume loaded on cards was $448 million and $462 million for the three months ended September 30, 2023 and 2022, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards: Equals revenues, gross profit or net income conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income, respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income. Our total revenue conversion rates for the three months ended September 30, 2023 and 2022 were 2.77% or 277 basis points (“bps”), and 2.29% or 229 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended September 30, 2023 and 2022 were 1.41% or 141 bps, and 1.24% or 124 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the three months ended September 30, 2023 and 2022 were 0.25% or 25 bps, and 0.18% or 18 bps, respectively, of gross dollar volume loaded on cards.

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

“EBITDA” is defined as earnings before interest, income taxes, and depreciation and amortization expense and “Adjusted EBITDA” reflects the adjustment to EBITDA to exclude stock-based compensation expense. A reconciliation of net income to Adjusted EBITDA is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA to net income:
Net income	$1,100,604	$852,109	$836,318	$314,680
Income tax provision	105,152	36,183	164,819	64,996
Interest income, net	(615,324)	(265,284)	(1,800,388)	(349,847)
Depreciation and amortization	1,045,177	738,883	2,848,194	2,131,234
EBITDA	1,635,609	1,361,891	2,048,943	2,161,063
Stock-based compensation	709,750	566,205	2,158,420	1,623,994
Adjusted EBITDA	$2,345,359	$1,928,096	$4,207,363	$3,785,057

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Nine Months Ended September 30, (Unaudited)
	2023	2022
Net cash provided by operating activities	$4,180,064	$30,954,307
Net cash used in investing activities	(4,999,986)	(2,584,009)
Net cash used in financing activities	(1,118,284)	–
Net increase in cash and restricted cash	$(1,938,206)	$28,370,298

Comparison of Nine months Ended September 30, 2023 and 2022

During the nine months ended September 30, 2023 and 2022, we financed our operations through internally generated funds.

Cash provided by operating activities decreased $26,774,243 for the nine months ended September 30, 2023, as compared to the same period in the prior year. The decrease is primarily due to changes in cash flows from operating assets and liabilities, particularly decreases in customer card funding of $29,942,096 related to the termination of our plasma prepaid business and timing of customer deposits for plasma and pharma patient affordability programs and an increase in accounts receivable of $1,958,062. These cash flow decreases were partially offset by cash flow increases of $486,629 primarily related to the collection of employee retention credits in the current year, increase in accounts payable and accrued liabilities of $2,705,880, an improvement in net income from operations of $521,638, an increase in stock-based compensation of $534,426, and an increase in depreciation and amortization of $716,690. The changes in accounts receivable and accounts payable are primarily related to the growth in our pharma patient affordability business as we are invoiced by third party service providers at the end of the period and are due monies from our pharma patient affordability customers to cover these amounts due at the end of the period.

Cash used in investing activities increased $2,415,977 for the nine months ended September 30, 2023 as compared to the same period in the prior year. The change between periods was primarily attributed to an increase in the capitalization of internally developed software as we continue to invest in our technology platform.

Cash used in financing activities increased $1,118,284 for the nine months ended September 30, 2023 as compared to the same period in the prior year. The change between periods was primarily attributed to the repurchase of 394,558 shares of the company’s common stock at a weighted average price of $2.86 per share.

Our significant contractual cash requirements also include ongoing payments for lease liabilities. For additional information regarding our cash commitments and contractual obligations, see "Note 4 – LEASE” in the notes to the accompanying consolidated financial statements.

Sources of Liquidity

We believe that our available cash on hand, excluding restricted cash, at September 30, 2023 of $9,936,627, along with our forecast for revenues and cash flows for the remainder of 2023 and through the first quarter of 2025, will be sufficient to sustain our operations for the next eighteen months. In light of the recent bank failures, we continue to monitor the health and soundness of our bank relationships through publicly available information. Based on recent SEC filings, we have not discovered any issues that would cause us to alter our relationships.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has also been named as a nominal defendant in a stockholder derivative action in state court in Clark County, Nevada, filed on October 2, 2023, entitled Simone Blanchette, derivatively on behalf of Paysign, Inc. v. Mark Newcomer, et al. That complaint makes substantially the same allegations as made in the consolidated Toczek and Gray actions discussed above, and also contains a claim that the individual defendants violated Section 10(b) and Rule 10b-5 promulgated thereunder. On that basis, on October 10, 2023, the defendants filed a Notice of Removal of the case to federal court. As of the date of this filing, the Company cannot give any meaningful estimate of likely outcome or damages.

Item 1A. Risk Factors.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2023, we issued, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, a total of 540,000 shares of common stock for restricted stock awards previously earned and vested to certain directors, consultants and employees.

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2023 - July 31, 2023	–	$–	–	$4,022,333
August 1, 2023 - August 31, 2023	75,000	2.00	75,000	3,872,116
September 1, 2023 - September 30, 2023	–	–	–	3,872,116
Total	75,000	$2.00	75,000	$3,872,116

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

Item 5. Other Information

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

PAYSIGN, INC.

Date: November 8, 2023	/s/ Mark Newcomer
By: Mark Newcomer, Chief Executive Officer (principal executive officer)

Date: November 8, 2023	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

