Form 10-K
period 2023-12-31
Paysign, Inc.
filed 2024-03-27
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (702) 453-2221

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PAYS	The Nasdaq Stock Market LLC

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $78,735,216 based upon a market price of $2.45 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 52,968,374 as of March 22, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements.” These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “propose,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections, estimates, forecasts, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

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

Our revenues include fees generated from cardholder fees, interchange, card program management fees, transaction claims processing fees, breakage, and settlement income. Revenue from cardholder fees, interchange, card program management fees, and transaction claims processing fees is recorded when the performance obligation is fulfilled. Breakage is recorded ratably over the estimated card life based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions and relates solely to our open-loop gift card business which began at the end of 2022. Settlement income is recorded at the expiration of the card program and relates solely to our pharma prepaid business which ended in 2022.

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

Javelin Advisory Services 20th Annual U.S. Open-Loop Prepaid Card Market Forecast, 2023-2027, shows that Open-loop prepaid growth in the short-term is strong and forecasted to remain strong in the long-term. This forecast is led by strong anticipated growth in the cash access market, the largest open-loop market. Javelin predicts 8% annual growth from 2024 through 2027 with total open-loop loads projected to reach $836 billion by 2027.

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

Our Products and Services

As a payment processor and prepaid card program manager, our payment solutions are utilized by our customers as a means to increase customer loyalty, increase brand recognition, reward customers, agents and employees while reducing administration costs and streamlining operations. We manage all aspects of the prepaid card lifecycle, from managing the card design and approval processes with partners and networks, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management, and replacement. We employ a fully staffed, in-house customer service department which utilizes bilingual customer service representatives, interactive voice response (“IVR”), and two-way short message service (“SMS”) messaging and text alerts. As we do not have our own banking license to issue open-loop prepaid cards, our cards are offered to end users through our relationships with bank issuers.

As an end-to-end payment processor and prepaid card program manager, we derive our revenue from all stages of the card lifecycle. These revenues can include fees from program set-up; customization and development; data processing and report generation; card production and fulfillment; transaction fees derived from card usage; inactivity fees; card replacement fees; program administration fees; breakage; and settlement income.

To date, we have issued millions of prepaid cards under programs implemented for Fortune 500 companies, multinationals, as well as top pharmaceutical manufacturers, universities and social media companies.

As of December 31, 2023, we had approximately 6.4 million cardholders participating in approximately 600 card programs.

In our early years of operations, we focused mainly on providing co-pay assistance prepaid cards to the pharmaceutical industry. In 2011, we began marketing a corporate incentive prepaid card-based payment solution targeting the plasma donation industry. More recently, having built the necessary infrastructure and added essential staff, we have increased our focus and sales efforts on disbursement programs, corporate incentive and expense card programs, as well as retargeting the pharmaceutical industry with patient affordability solutions such as co-pay assistance, buy and bill and other prepaid programs designed to maximize patient enrollment, adherence and retention.

The Paysign® Brand

In order to leverage the capabilities of the Paysign platform and successfully expand our product offerings, we established the Paysign brand of prepaid cards and solutions. The Paysign brand encompasses all of our current and future prepaid product offerings, including but not limited to, corporate incentives, healthcare related payment solutions for clinical trials, donations and patient affordability solutions, payroll, disbursement payments, corporate expense cards and solutions designed for the public sector as well as general purpose reloadable prepaid cards and prepaid gift cards. Paysign is a registered trademark of the Company in the United States and other countries.

Corporate Incentives

Our Paysign corporate incentive cards offer businesses a practical and contemporary way to reward and motivate existing and potential customers, employees, donors, patients, clinical trial participants, sales professionals, agents and distributors. We develop incentive card programs, either traditional plastic or virtual, that our customers use for a wide variety of applications, including but not limited to: consumer rebates for large purchases or frequent buyers; trade incentives for third-party distributors; new product launches and commission based sales incentives; consumer promotions such as automobile test drives; purchase incentives; loyalty rewards; compensation for the time and effort of donating; pharmaceutical payment assistance; referral programs; event giveaways; and purchase incentives. The Paysign solution can be integrated into existing payment management systems or act as a stand-alone solution. All Paysign cards are accepted anywhere Visa, Interlink, Plus, MasterCard, Maestro, Cirrus, Discover and Pulse are accepted depending on the brands used on the card.

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

Pharmacy Based Voucher and Patient Affordability Programs: Voucher and patient affordability programs have become an industry standard offering for pharmaceutical brands entering a market or seeking to increase market share. These products are processed via the pharmacy transactional systems in accordance with established standards. These products are the most common form of affordability programs and exist for almost every retail and specialty-based branded pharmaceutical drug. Pharmacies process claims to one of Paysign’s chosen processors who grow and maintain their own individual contractual networks. Claims may be submitted in the primary or secondary payor position where our processor will adjudicate the claim in accordance with business rules defined by each client.

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

Source Plasma Donor Payments

Plasma derived therapies are lifesaving treatments used to treat various rare conditions. Plasma based therapies are manufactured using human plasma, which is the yellow liquid portion of whole blood that can be easily replaced by the body. Plasma makes up approximately 55% of whole blood and consists primarily of water and proteins. Source plasma is the plasma collected from individual donors that serves as the raw material for the further manufacture into these life saving therapies. In the past, source plasma donation centers compensated their donors with cash or check. Today, the predominant compensation means for donor payments is a prepaid card.

The Company offers a comprehensive customized payment solution for source plasma collection centers under the Paysign brand. The solution consists of the Paysign Plasma Donor Compensation Prepaid Card, the Paysign Partner Portal for administrators, and the Paysign Kiosk. The Company’s plasma solution also provides cardholders with a point-of-sale cash back rewards program, a pharmacy prescription discount card and a digital bank account which are all used to assist our pharma clients in their efforts to maximize the donor experience. The solution offers customized reporting and provides a level of business analytics previously unavailable. The solution can be utilized either as a stand-alone web-based solution or integrated with existing donor management systems, giving plasma donation centers an increased level of flexibility. The Company entered the market in late 2011 and has seen significant growth in this market segment. Currently, the Company services approximately 39% of the plasma collection centers in the United States.

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

Markets and Major Customers

We have no major customers and are not reliant on any individual card program. We manage multiple programs at any given time. As of December 31, 2023, we managed approximately 600 card programs with approximately 6.4 million participating cardholders.

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion; (ii) the last day of 2024; (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange, which would occur if the market value of our common equity held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during any three-year period.

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

Money Transfer and Payment Instrument Licensing Regulations

We are not currently subject to money transfer and payment instrument licensing regulations; however, we have plans to introduce products in the future that would be subject to such regulations. Currently, we believe that nearly every state would require us to obtain a money transmitter license to operate a money transfer business. As a licensee, we would be subject to certain restrictions and requirements, including reporting, net worth and surety bonding requirements and requirements for regulatory approval of controlling stockholders, agent locations and consumer forms and disclosures. We would also be subject to inspection by the regulators in the jurisdictions in which we are licensed, many of which conduct regular examinations. In addition, we would be required to maintain "permissible investments" in an amount equivalent to all "outstanding payment obligations."

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

Bank Regulations

All of the cards that we service are issued by state-chartered banks. Thus, we are subject to the oversight of the regulators for, and certain laws applicable to, these card issuing banks. These banking laws require us, as a servicer to the banks that issue our cards, among other things, to undertake compliance actions similar to those described under "Anti-Money Laundering Laws" above and to comply with the privacy regulations promulgated under the Gramm-Leach-Bliley Act as discussed under "Privacy and Information Safeguard Laws" above.

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

Environmental Sustainability

Climate-related events, including extreme weather events and natural disasters and their effect on critical infrastructure in the U.S. could have similar adverse effects on our operations, customers or third-party suppliers. Furthermore, our stockholders, customers and other stakeholders have begun to consider how corporations are addressing environmental, social and governance ("ESG") issues. Government regulators, investors, customers and the general public are increasingly focused on ESG practices and disclosures, and views about ESG are diverse and rapidly changing. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine that the Company has not made sufficient progress on ESG matters. Furthermore, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming, and are subject to evolving reporting standards and/or contractual obligations. We could also face potential negative ESG-related publicity in traditional media or social media if stockholders or other stakeholders determine that we have not adequately considered or addressed ESG matters. Stockholders are increasingly submitting proposals related to a variety of ESG issues to public companies, and we may receive such proposals in the future. Such proposals may not be in the long-term interests of the Company or our stockholders and may divert management’s attention away from operational matters or create the impression that our practices are inadequate.

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

Employees and Independent Contractors

As of December 31, 2023, we had approximately one hundred twenty-three employees and independent contractors.

We have no collective bargaining agreements with our employees, and believe all independent contractor and employment agreement relationships are satisfactory. We hire independent contractors on an as-needed basis, and we may retain additional employees and consultants during the next twelve months, including additional patient affordability, information technology, product and project management, fraud, and customer care personnel to support our growing businesses.

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

There may be changes in the laws, regulations, card association rules or other industry standards that affect our operating environment in substantial and unpredictable ways. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase the cost of doing business or affect the competitive balance. For example, more stringent anti-money laundering regulations could require the collection and verification of more information from our customers, which could have a material adverse effect on our operations. Regulation of the payments industry has increased significantly in recent years. Additional regulatory changes may require us to incur significant expenses to redevelop our products. Also, failure to comply with laws, rules and regulations or standards to which we are subject, including with respect to privacy and data use and security, could result in fines, sanctions or other penalties, which could have a material adverse effect on our financial position and results of operations, as well as damage our reputation.

A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating results.

We, the banks that issue our cards and our third-party service providers receive, transmit and store confidential customer and other information in connection with our products and services. The encryption software and the other technologies we and our partners use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. The banks that issue our cards, our clients and our third-party service providers also may experience similar security breaches involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.

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

Our relationships with various banks are currently, and will be for the foreseeable future, a critical component of our ability to conduct our business and to maintain our revenue and expense structure, because we are currently unable to issue our own cards. If we lose or do not maintain existing banking relationships, we would incur significant switching and other costs and expenses and we and users of our products and services could be significantly affected, creating contingent liabilities for us. As a result, the failure to maintain adequate banking relationships could have a material adverse effect on our business, results of operations and financial condition. Our agreement with the bank that issues our cards provide for cost and expense allocations between the parties. Changes in the costs and expenses that we have to bear under these relationships could have a material impact on our operating expenses. In addition, we may be unable to maintain adequate banking relationships or renew our agreements with the banks that currently issue our cards under terms at least as favorable to us as those existing before renewal.

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

Global and regional economic conditions could harm our business.

Adverse global and regional economic conditions such as turmoil affecting the banking system and financial markets, including, but not limited to, tightening in the credit markets, extreme volatility or distress in the financial markets (including the fixed income, credit, currency, equity, and commodity markets), higher unemployment, high consumer debt levels, recessionary or inflationary pressures, supply chain issues, reduced consumer confidence or economic activity, government fiscal and tax policies, U.S. and international trade relationships, agreements, treaties, tariffs and restrictive actions, the inability of a government to enact a budget in a fiscal year, government shutdowns, government austerity programs, and other negative financial news or macroeconomic developments could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions on our payments platform. Additionally, an inability to access the capital markets when needed due to volatility or illiquidity in the markets or increased regulatory liquidity and capital requirements may strain our liquidity position.

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

The market for our common stock is highly volatile. In 2023, our stock price fluctuated between $1.69 and $3.98. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors’ products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

Our directors, executive officers, and holders of more than 5% of our total shares of common stock outstanding and their respective affiliates, in the aggregate, beneficially own, as of March 22, 2023, approximately 52% of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors (the “Board”), could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have 52,968,374 shares of common stock outstanding as of March 22, 2023, assuming no exercise of outstanding options or unvested restricted stock awards. None of the shares of common stock are subject to any lock-up agreements, and all are eligible for sale, subject to registration under the Securities Act and in some cases to volume and other restrictions imposed by Rule 144. Sales of substantial amounts of our common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We incur significant costs as a result of operating as a public company. We may not have sufficient personnel for our financial reporting responsibilities, which may result in the untimely close of our books and records and delays in the preparation of financial statements and related disclosures.

As a registered public company, we have experienced an increase in legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, has imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, three putative class action lawsuits were filed against us, which could require our management to devote significant time to defending. See “Item 3. Legal Proceedings” for additional information.

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

Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our common stock, the trading price of our common stock could decline substantially. Fluctuations in our quarterly or annual results of operations may be due to a number of factors, including, but not limited to:

•	the timing and volume of purchases, use and reloads of our prepaid cards and related products and services;

•	the timing and success of new product or service introductions by us or our competitors;

•	seasonality in the purchase or use of our products and services;

•	reductions in the level of interchange rates that can be charged;

•	fluctuations in customer retention rates;

•	changes in the mix of products and services that we sell;

•	changes in the mix of retail distributors through which we sell our products and services;

•	the timing of commencement, renegotiation or termination of relationships with significant third-party service providers;

•	changes in our or our competitors’ pricing policies or sales terms;

•	the timing of commencement and termination of major advertising campaigns;

•	the timing of costs related to the development or acquisition of complementary businesses;

•	the timing of costs of any major litigation to which we are a party;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to control costs, including third-party service provider costs;

•	volatility in the trading price of our common stock, which may lead to higher stock-based compensation expenses or fluctuations in the valuations of vesting equity; and

•	changes in the regulatory environment affecting the banking or electronic payments industries generally or prepaid financial services specifically.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cyber criminals are becoming more sophisticated and effective every day, and they are increasingly targeting software companies. All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management and make securing the data customers and other stakeholders entrust to us a top priority. Our Board and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. Although our Risk Factors include further detail about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy

We understand the critical importance of cybersecurity in protecting our operations, customer data, and the integrity of our services. Our commitment to cybersecurity is unwavering, and we adopt a serious, multi-layered approach to minimize the risks and potential impacts of cyber-attacks which has been integrated into our overall risk management process. Our strategies are designed to ensure the resilience and security of our systems, safeguarding against both internal and external vulnerabilities. We employ state-of-the-art technologies and practices to secure our systems. This includes deploying advanced encryption, securing network infrastructure, and implementing robust access controls and authentication mechanisms. While we can provide no assurance against unauthorized access and breaches, our information technology infrastructure is designed with security at its core, with all data, whether at rest or in transit, being protected against unauthorized access and breaches.

Partnerships and Collaboration

We believe in the strength of collaboration in combating cyber threats. We actively engage with cybersecurity communities, industry groups, and regulatory bodies to stay ahead of evolving cyber risks. By sharing knowledge and best practices, we enhance our defenses and contribute to the broader effort of securing the digital ecosystem. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner.

Risk Assessment

We continuously monitor our information technology environment to detect and respond to threats in real-time. Our dedicated cybersecurity team uses sophisticated tools to track anomalies, potential vulnerabilities, and ongoing attacks. This includes leveraging a best-in-class third-party 24/7/365 Security Operations Center. This proactive surveillance allows us to address threats swiftly, mitigating any possible impact on our operations and clients. Semi-annually, we leverage third-party independent consultants to perform penetration and segmentation testing of our internal and externally facing environments. The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader risk assessment that is presented to our Board, Audit Committee, and members of management.

Technical Safeguards

Cybersecurity is an ever-evolving field, and we are committed to continuous improvement of our security practices. We regularly review and update our cybersecurity policies, procedures, and technologies to address new challenges and adapt to the changing threat landscape.

Incident Response and Recovery Planning

Cybersecurity is a foundational element of our operations. Our multi-layered approach—encompassing system security, vigilant monitoring, comprehensive training, and collaborative engagement—demonstrates our dedication to protecting our company, our clients, and the financial ecosystem. We remain steadfast in our commitment to maintaining the highest standards of cybersecurity resilience and response. We have established comprehensive incident response and recovery plans and continue to regularly test and evaluate the effectiveness of those plans. Our incident response and recovery plans address and guide our employees, management and the Board on our response to a cybersecurity incident.

Education and Awareness

Recognizing that human error can often be a weak link in cybersecurity defenses, we are committed to regular and comprehensive training for all employees and executives. This includes annual cybersecurity awareness sessions for our Board, ensuring that our highest levels of leadership are informed and vigilant about the latest cybersecurity trends and threats. Our training programs are designed to foster a culture of security awareness, equipping our team with the knowledge and tools needed to recognize and prevent cyber threats.

Cybersecurity Threats

We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

Governance

Board Oversight

Our Board, in coordination with the Audit Committee, oversees our management of cybersecurity risk. They receive regular reports from management about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Our Audit Committee directly oversees our cybersecurity program. The Audit Committee receives regular updates from management on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents.

Management’s Role

Our Chief Technology Officer, Information Security Officer, and General Counsel have primary responsibility for assessing and managing material cybersecurity risks and are members of our management’s Information Technology Steering Committee (the “Security Committee”), which is a governing body that drives alignment on security decisions across the Company. Such individuals have experience in various roles for public companies involving managing information security, managing risk, implementing effective information and cybersecurity programs, and adhering to relevant compliance requirements. The Security Committee meets at least quarterly to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The Security Committee also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies.

ITEM 2. PROPERTIES.

We have an operating lease for office space at 2615 St. Rose Parkway, Henderson, Nevada 89052. The lease will expire in 2030 and allows for two optional extensions of 5 years each. Lease payments are approximately $60,000 per month.

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

The Company has been named as a defendant in three securities class action complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. On May 22, 2023, Defendants filed an Answer to the Amended Complaint. On December 15, 2023, the parties agreed in principle to a proposed settlement of the Securities Class Action and Plaintiffs filed a Consented Motion for Preliminary Approval of Settlement. On January 4, 2024, the Court preliminarily approved a settlement in the amount of $3,750,000, the entirety of which came from the Company’s directors-and-officers insurance policy, for the referenced class of purchasers, and scheduled a final approval hearing for April 17, 2024.

The Company has also been named as a nominal defendant in four stockholder derivative actions currently pending in the United States District Court for the District of Nevada. The first-filed derivative action is entitled Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. and was filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The complaint also alleges insider trading violations against certain individual defendants. The second-filed derivative action is entitled John K. Gray, derivatively on behalf of Paysign, Inc. v. Mark Attinger, et al. and was filed on May 9, 2022. This action involves the same alleged conduct raised in the Toczek action and asserts claims for breach of fiduciary duty in connection with financial reporting, breach of fiduciary duty in connection with alleged insider trading against certain individual defendants, and unjust enrichment. On June 3, 2022, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issued a ruling on the Motion to Dismiss. On May 10, 2023, the Toczek and Gray actions were consolidated.

The Company has also been named as a nominal defendant in a third stockholder derivative action initially filed in state court in Clark County, Nevada, on October 2, 2023, entitled Simone Blanchette, derivatively on behalf of Paysign, Inc. v. Mark Newcomer, et al, which the defendants subsequently removed to federal district court in Nevada pursuant to a Notice of Removal filed on October 10, 2023. That complaint makes substantially the same allegations as made in the consolidated Toczek and Gray actions, and also contains a claim that the individual defendants violated Section 10(b) and Rule 10b-5 promulgated thereunder. On December 7, 2023, the parties requested that the action be stayed for sixty days due to the settlement negotiations in the consolidated Toczek and Gray actions, and the Court granted the sixty-day stay on December 11, 2023. On January 29, 2024, the parties agreed to an additional sixty-day extension, to March 29, 2024, and the Court entered an Order thereon on February 2, 2024. On or before the end of that period, the parties are to provide the Court with an updated joint status report or inform the Court if the settlement of the consolidated derivative action does not proceed.

The Company has also been named as a nominal defendant in a fourth stockholder derivative action in the United States District Court for the District of Nevada, filed on December 27, 2023, entitled Mo Jeewa, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. That complaint makes substantially the same allegations as made in the consolidated Toczek and Gray actions and the Blanchette action discussed above, and alleges breach of fiduciary duty and unjust enrichment.

If the derivative cases do not settle, it is the Company’s intention to file motions to dismiss. As of the date of this filing, the Company cannot give any meaningful estimate of likely outcome or damages.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the Nasdaq Capital Market under the symbol “PAYS”. The following table summarizes the low and high closing prices for our common stock for each of the calendar quarters of 2023 and 2022.

	2023		2022
	High	Low	High	Low
First Quarter	$3.98	$2.48	$2.50	$1.80
Second Quarter	3.78	2.39	2.04	1.24
Third Quarter	2.47	1.78	3.20	1.53
Fourth Quarter	2.80	1.69	3.01	2.11

There were approximately 9,380 shareholders of record of the common stock as of December 31, 2023.

The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Dividend Policy

We have not declared any cash dividends on our common stock during our fiscal years ended on December 31, 2023 or 2022. Our Board has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so. There are no restrictions on our ability to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchases of our common stock for the three months ended December 31, 2023 were as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2023 – October 31, 2023	–	–	–	$3,872,116
November 1, 2023 - November 30, 2023	–	–	–	3,872,116
December 1, 2023 - December 31, 2023	–	–	–	3,872,116
Total	–	–	–	$3,872,116

(1) On March 21, 2023, our Board authorized a stock repurchase program to repurchase up to $5 million of our common stock, subject to certain conditions, in the open market, in privately negotiated transactions, or by other means in compliance with Rule 10b-18 under the Exchange Act. The program is expected to be completed within 36 months from the commencement date. As of December 31, 2023 the Company repurchased 394,558 shares of common stock for $1,127,884 at a weighted average price of $2.86 per share.

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

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. These Forward-Looking Statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “propose,” “may,” and other similar expressions identify Forward-Looking statements. In the normal course of our business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain, or may contain, Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. In addition, any statements that refer to expectations, projections, estimates, forecasts, or other characterizations of future events or circumstances are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the Forward-Looking Statements. Such important factors (“Important Factors”) and other factors are disclosed in this report, including those factors discussed in “Part I - Item 1A. Risk Factors.” All prior and subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward-Looking Statement made by or on behalf of us. You are cautioned not to place undue reliance on these Forward-Looking Statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these Forward-Looking Statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

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

Our revenues include fees generated from cardholder fees, interchange, card program management fees, transaction claims processing fees, breakage, and settlement income. Revenue from cardholder fees, interchange, card program management fees, and transaction claims processing fees is recorded when the performance obligation is fulfilled. Breakage is recorded ratably over the estimated card life based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions and relates solely to our open-loop gift card business which began at the end of 2022. Settlement income is recorded at the expiration of the card program and relates solely to our pharma prepaid business which ended in 2022.

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

We manage all aspects of the prepaid card lifecycle, from managing the card design and approval processes with partners and networks, to production, packaging, distribution, and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management, and replacement. We employ a 24/7/365 fully staffed, in-house customer service department which utilizes bilingual customer service representatives, Interactive Voice Response, and two-way short message service messaging and text alerts.

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

In 2024, we plan to continue to invest additional funds in technology improvements, sales and marketing, fraud, customer service, and regulatory compliance. From time to time, we evaluate raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to support our existing business and expand into new vertical markets using internally generated funds.

2023 Year Milestones

•	Grew to approximately 6.4 million cardholders and approximately 600 card programs as of December 31, 2023.
•	Year over year revenue increased 24.3%.
•	Added 20 net new Plasma programs, launched 24 net new Pharma programs, and added 1 net new Other prepaid program.

Results of Operations

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022

The following table summarizes our consolidated financial results for year ended December 31, 2023 in comparison to year ended December 31, 2022:

	Year ended December 31,		Variance
	2023	2022	$	%
Revenues
Plasma industry	$41,951,659	$34,737,640	$7,214,019	20.8%
Pharma industry	4,051,037	3,007,140	1,043,897	34.7%
Other	1,271,466	288,887	982,579	340.1%
Total revenues	47,274,162	38,033,667	9,240,495	24.3%
Cost of revenues	23,137,997	17,079,069	6,058,928	35.5%
Gross profit	24,136,165	20,954,598	3,181,567	15.2%
Gross margin %	51.1%	55.1%

Operating expenses
Selling, general and administrative	20,276,842	17,700,651	2,576,191	14.6%
Depreciation and amortization	4,026,578	2,909,612	1,116,966	38.4%
Total operating expenses	24,303,420	20,610,263	3,693,157	17.9%
(Loss) income from operations	$(167,255)	$344,335	$(511,590)	(148.6%	)

Net income	$6,458,727	$1,027,775	$5,430,952	528.4%
Net margin %	13.7%	2.7%

The increase in total revenues of $9,240,495 for the year ended December 31, 2023 compared to the same period in the prior year consisted primarily of a $7,214,019 increase in Plasma revenue, a $1,043,897 increase in Pharma revenue, and a $982,579 increase in Other revenue. The increase in Plasma revenue was primarily due to a rise in the number of plasma centers and donations, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as there continues to be an increase in demand for plasma which has been driven by global increases in plasma protein therapies. The increase in Pharma revenue was primarily due to the launch of new pharma patient affordability programs. The increase in Other revenue was primarily due to the growth of our payroll, retail, and corporate incentive programs.

Cost of revenues for the year ended December 31, 2023 increased $6,058,928 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. Cost of revenues increased during 2023 primarily due to an increase in cardholder usage activity and associated network expenses such as interchange and ATM costs, an increase in plastics and collateral related to an increase in the number of unique card loads, an increase in network expenses and sales commissions related to the growth in our pharma patient affordability business, and an increase in customer service expenses associated with wage inflation pressures and the overall growth in our business, offset by a decline in postage.

Gross profit for the year ended December 31, 2023 increased $3,181,567 compared to the same period in the prior year resulting primarily from the increase in Plasma revenue and the beneficial impact of a variable cost structure as many of the plasma transaction costs are variable in nature which are provided by third parties who charge us based on the number of active cards outstanding and the number of transactions that occurred during the period. Gross profit also benefited from the growth in our pharma patient affordability business. The increase in gross profit was offset by the termination of our pharma prepaid business in 2022, price increases by many of our third-party service providers, and an increase in customer service expenses mentioned above. The decrease in gross margin resulted from the aforementioned factors.

Selling, general  and administrative expenses for the year ended December 31, 2023 increased $2,576,191 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $3,017,000 due to continued hiring to support the Company’s growth, a tight labor market and increased benefit costs, (ii) an increase in stock-based compensation expense of approximately $576,000, (iii) an increase in technologies and telecom of approximately $345,000, (iv) an increase in non-IT professional services of approximately $140,000, and (v) an increase in all other operating expenses of approximately $62,000. This increase was offset by a $1,564,000 increase in the amount of capitalized platform development costs.

Depreciation and amortization expense for the year ended December 31, 2023 increased $1,116,966 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform.

For the year ended December 31, 2023, we recorded a loss from operations of $167,255 representing a decline of $511,590 compared to income from operations of $344,335 during the same period last year related to the aforementioned factors.

Other income for the year ended December 31, 2023, increased $1,740,154 primarily related to an increase in interest rates and the associated interest income received on higher average bank account balances at our sponsor bank.

We recorded an income tax benefit of $4,094,911 for the year ended December 31, 2023, which equates to an effective tax rate of (173.2)%, primarily as a result of the release of our valuation allowance of $4,588,781 on our federal and state deferred tax assets. The valuation release offset tax expense of $493,870 on our pre-tax book income. We recorded an income tax expense of $107,477 for the year ended December 31, 2022, which equates to an effective tax rate of 9.5% primarily as a result of the full valuation on our deferred tax asset and timing differences for stock-based compensation during the period offset by current year tax credits and adjustments.

The net income for the year ended December 31, 2023 was $6,458,727, an improvement of $5,430,952 compared to the net income of $1,027,775 for the year ended December 31, 2022. The overall change in net income relates to the aforementioned factors.

Key Metrics, Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards: Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume loaded on cards was $1,706 million and $1,595 million for the year ended December 31, 2023 and 2022, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards: Represents revenues, gross profit or net income conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income, respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income. Our total revenue conversion rates for the years ended December 31, 2023 and 2022 were 2.77% or 277 basis points (“bps”), and 2.38% or 238 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the year ended December 31, 2023 and 2022 were 1.41% or 141 bps, and 1.31% or 131 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the year ended December 31, 2023 and 2022 were 0.13% or 13 bps, and 0.06% or 6 bps, respectively, of gross dollar volume loaded on cards.

Management also reviews key performance indicators, such as revenues, gross profit, operational expenses as a percent of revenues, and cardholder participation. In addition, we consider certain non-GAAP (or “adjusted”) measures to be useful to management and investors evaluating our operating performance for the periods presented and provide a financial tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment and investment in new card programs. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

“EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization expense and “Adjusted EBITDA” reflects the adjustment to EBITDA to exclude stock-based compensation expense. A reconciliation of net income to Adjusted EBITDA is provided in the table below.

	Year ended December 31,
	2023	2022
Reconciliation of adjusted EBITDA to net income:
Net income	$6,458,727	$1,027,775
Income tax (benefit) provision	(4,094,911)	107,477
Interest income, net	(2,531,071)	(790,917)
Depreciation and amortization	4,026,578	2,909,612
EBITDA	3,859,323	3,253,947
Stock-based compensation	2,853,643	2,277,717
Adjusted EBITDA	$6,712,966	$5,531,664

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Net cash provided by operating activities	$27,620,624	$25,317,964
Net cash used in investing activities	(7,048,678)	(4,091,683)
Net cash used in financing activities	(1,118,284)	–
Net increase in cash and restricted cash	$19,453,662	$21,226,281

Comparison of Fiscal 2023 and 2022

During the years ended December 31, 2023 and 2022, we financed our operations through internally generated funds.

Operating activities provided $27,620,624 of cash in 2023, an increase of $2,302,660 compared to 2022. This change in cash flow is primarily due to increases in operating assets and liabilities. The changes in accounts receivable, accounts payable, and customer card funding are primarily related to the growth in our pharma patient affordability business and timing of payments as we are invoiced by third-party service providers at the end of the period and are due monies from our pharma patient affordability customers to cover these third-party payables. The increase in cash flows from operating activities was also impacted by net income, as well as non-cash adjustments for deferred income taxes, depreciation and amortization, stock-based compensation, and lease expense.

We used net cash in investing activities during the years ended December 31, 2023 and 2022 of $7,048,678 and $4,091,683, respectively. Cash used for investing activities was primarily attributed to an increase in the capitalization of internally developed software as we continue to invest in our technology platform.

Cash used in financing activities of $1,118,284 for the year ended December 31, 2023 was primarily attributed to the repurchase of 394,558 shares of the Company’s common stock at a weighted average price of $2.86 per share.

Our significant contractual cash requirements also include ongoing payments for lease liabilities. For additional information regarding our cash commitments and contractual obligations, see “Note 5 – LEASE” in the notes to the accompanying consolidated financial statements.

Liquidity and Sources of Financing

Unrestricted cash increased $7,286,467 to $16,994,705, due to the improvement in our operating results throughout 2023 and timing of payments and receivables related to our patient affordability business. Restricted cash of $92,356,308 are funds used for customer card funding with a corresponding offset under current liabilities. The increase of $12,167,195 in 2023 versus 2022 was predominately related to increases in funds on card, increased plasma deposits, and new plasma and pharma customers, offset by declines from a pharma customer whose contract terminated during the year. We experienced large increases in accounts receivable and accounts payable primarily due to the launch of 24 net new pharma programs during the year whereby Paysign invoices its customers for reimbursement to pharmacy networks, pharmacies, or individuals for their out-of-pocket costs and remits those funds to cover the accounts payable liability. We believe that our unrestricted cash on hand at December 31, 2023 of $16,994,705, along with anticipated revenues, operating profits and free cash flow anticipated for 2024 and 2025, will be sufficient to sustain our operations for the next twenty-one months.

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

The Company generates revenues from plasma card programs through fees generated from cardholder fees and interchange fees. Revenues from pharma card programs are generated through card program management fees, transaction claims processing fees, interchange fees, and settlement income. Other revenues are generated through cardholder fees, interchange fees, program management fees, load fees and breakage.

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

We refer to the portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem as breakage. In certain card programs where we hold the cardholder funds where we expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life, provided that a significant reversal of the amount of breakage revenue recognized is not probable and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. We utilize a third party to estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions for each program. We have adopted ASU 2016-04 Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards for the recognition of such breakage revenue. Breakage revenue is recorded in other revenue on the consolidated statements of operations and was $74 thousand and $0 in fiscal year 2023 and fiscal year 2022, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2023 and 2022, we did not file any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Disclosure Controls and Procedures

We have evaluated, under the supervision of our chief executive officer and chief financial officer and with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2023. Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

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

As of December 31, 2023, we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This annual report is not required and does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2023.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of the report:

(1)       All financial statements: Audited financial statements of Paysign, Inc. as of December 31, 2023 and 2022, and for the years ended December 31, 2023 and 2022, including balance sheets, statements of income, statements of cash flows, and statements of changes in stockholders’ equity required to be filed hereunder are listed in Exhibit A.

(2)       Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below: None.

(3)       Those exhibits required by Item 601 of Regulation S-K (Section 229.601 of this chapter) and by paragraph (b) below. Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report: See below.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated April 23, 2019 (1)
3.2	Amended and Restated Bylaws (2)
4.2	Description of Paysign, Inc.’s Securities (3)
10.1	Share Exchange Agreement between 3PEA International, Inc. and WOW Technologies, Inc. (4)
10.2	Form of Restricted Stock Award (5)
10.3	2018 Incentive Compensation Plan (6)
10.4	Form of Incentive Stock Option Agreement (7)
10.5	Form of Non-Qualified Stock Option Agreement (8)
10.6	Form of Restricted Stock Agreement (9)
10.7	Non-Qualified Stock Option Agreement for Dan Henry (10)
10.8	Form of Restricted Stock Award under 2018 Incentive Compensation Plan (11)
10.9	Form of Restricted Stock Award (12)
10.10	Stock Repurchase Agreement, dated March 23, 2023, by and between Paysign, Inc. and Daniel H. Spence (13)
10.11	Paysign, Inc. 2023 Equity Incentive Plan (14)
14	Code of Ethics (15)
16.1	Letter from BDO USA, LLP to the Securities and Exchange Commission dated April 8, 2022 (16)
21	Subsidiaries of Registrant (17)
23.1*	Consent of Moss Adams LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 9, 2019 (File Number 001-38623).
(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 15, 2024 (File Number 000-38623).
(3)	Incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K filed on April 3, 2020 (File Number 001-38623).
(4)	Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed on September 16, 2010 (File Number 000-54123).
(5)	Incorporated by reference to Exhibit 4.1 to our Form S-8 filed on March 29, 2019 (File Number 333-230634).
(6)	Incorporated by reference to Exhibit 4.1 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(7)	Incorporated by reference to Exhibit 4.2 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(8)	Incorporated by reference to Exhibit 4.3 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(9)	Incorporated by reference to Exhibit 4.4 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(10)	Incorporated by reference to Exhibit 4.3 to our Form S-8 filed on August 22, 2019 (File Number 333-233400).
(11)	Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on August 7, 2019 (File Number 333-230632).
(12)	Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on August 7, 2019 (File Number 001-38623).
(13)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 28, 2023
(14)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2023
(15)	Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed on April 3, 2020 (File Number 001-38623).
(16)	Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on April 6, 2022 (File Number 001-38623).
(17)	Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K filed on March 26, 2021 (File Number 001-38623).

(c)	Other Financial Statement Schedules: None.

ITEM 16. Form 10-k summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYSIGN, INC.

By:
Dated: March 27, 2024	/s/ Mark Newcomer
Mark Newcomer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2024	/s/ Mark Newcomer
Mark Newcomer, President, Chief Executive Officer, Director and Chairman (Principal Executive Officer)

Dated: March 27, 2024	/s/ Jeff Baker
Jeff Baker, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: March 27, 2024	/s/ Joan Herman
Joan Herman, Executive Vice President and Director

Dated: March 27, 2024	/s/ Dan Henry
Dan Henry, Director

Dated: March 27, 2024	/s/ Matthew Lanford
Matthew Lanford, Director

Dated: March 27, 2024	/s/ Bruce Mina
Bruce Mina, Director

Dated: March 27, 2024	/s/ Jeffrey B. Newman
Jeffrey B. Newman, Director

Dated: March 27, 2024	/s/ Dennis Triplett
Dennis Triplett, Director

EXHIBIT A

PAYSIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

WITH AUDIT REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Paysign, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paysign, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Moss Adams LLP

Dallas, Texas

March 27, 2024

We have served as the Company’s auditor since 2022.

PAYSIGN, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$16,994,705	$9,708,238
Restricted cash	92,356,308	80,189,113
Accounts receivable, net	16,222,341	4,680,991
Other receivables	1,585,983	1,439,251
Prepaid expenses and other current assets	2,020,781	1,699,808
Total current assets	129,180,118	97,717,401

Fixed assets, net	1,089,649	1,255,292
Intangible assets, net	8,814,327	5,656,722
Operating lease right-of-use asset	3,215,025	3,614,838
Deferred tax asset, net	4,299,730	–

Total assets	$146,598,849	$108,244,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$26,517,567	$8,088,660
Operating lease liability, current portion	383,699	361,408
Customer card funding	92,282,124	80,189,113
Total current liabilities	119,183,390	88,639,181

Operating lease liability, long-term portion	2,928,078	3,311,777

Total liabilities	122,111,468	91,950,958
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 53,452,382 and 52,650,382 issued at December 31, 2023 and 2022, respectively	53,452	52,650
Additional paid-in capital	21,999,722	19,137,281
Treasury stock at cost, 698,008 shares and 303,450 shares, respectively	(1,277,884)	(150,000)
Retained earnings (deficit)	3,712,091	(2,746,636)
Total stockholders’ equity	24,487,381	16,293,295

Total liabilities and stockholders’ equity	$146,598,849	$108,244,253

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year ended December 31,
	2023	2022
Revenues
Plasma industry	$41,951,659	$34,737,640
Pharma industry	4,051,037	3,007,140
Other	1,271,466	288,887
Total revenues	47,274,162	38,033,667

Cost of revenues	23,137,997	17,079,069

Gross profit	24,136,165	20,954,598

Operating expenses
Selling, general and administrative	20,276,842	17,700,651
Depreciation and amortization	4,026,578	2,909,612
Total operating expenses	24,303,420	20,610,263

(Loss) income from operations	(167,255)	344,335

Other income
Interest income, net	2,531,071	790,917

Income before income tax (benefit) provision	2,363,816	1,135,252
Income tax (benefit) provision	(4,094,911)	107,477

Net income	$6,458,727	$1,027,775

Income per share
Basic	$0.12	$0.02
Diluted	$0.12	$0.02

Weighted average common shares
Basic	52,487,840	52,048,127
Diluted	54,162,485	52,933,255

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid-in	Treasury Stock		Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Equity
Balance, December 31, 2021	52,095,382	$52,095	$16,860,119	(303,450)	$(150,000)	$(3,774,411)	$12,987,803

Stock issued upon vesting of restricted stock	555,000	555	(555)	–	–	–	–
Stock-based compensation	–	–	2,277,717	–	–	–	2,277,717
Net income	–	–	–	–	–	1,027,775	1,027,775

Balance, December 31, 2022	52,650,382	$52,650	$19,137,281	(303,450)	$(150,000)	$(2,746,636)	$16,293,295

Stock issued upon vesting of restricted stock	798,000	798	(798)	–	–	–	–
Exercise of stock options	4,000	4	9,596	–	–	–	9,600
Stock-based compensation	–	–	2,853,643	–	–	–	2,853,643
Repurchase of common stock	–	–	–	(394,558)	(1,127,884)	–	(1,127,884)
Net income	–	–	–	–	–	6,458,727	6,458,727

Balance, December 31, 2023	53,452,382	$53,452	$21,999,722	(698,008)	$(1,277,884)	$3,712,091	$24,487,381

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$6,458,727	$1,027,775
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,853,643	2,277,717
Depreciation and amortization	4,026,578	2,909,612
Noncash lease expense	399,813	378,817
Gain on disposal of assets	(4,862)	–
Deferred income taxes, net	(4,299,730)	–
Changes in operating assets and liabilities:
Accounts receivable	(11,541,350)	(1,287,051)
Other receivables	(146,732)	(420,033)
Prepaid expenses and other current assets	(320,973)	(456,841)
Accounts payable and accrued liabilities	18,463,907	2,323,182
Operating lease liability	(361,408)	(340,413)
Customer card funding	12,093,011	18,905,199
Net cash provided by operating activities	27,620,624	25,317,964

Cash flows from investing activities:
Purchase of fixed assets	(262,556)	(105,186)
Capitalization of internally developed software	(6,786,122)	(3,801,497)
Purchase of intangible assets	–	(185,000)
Net cash used in investing activities	(7,048,678)	(4,091,683)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,600	–
Repurchase of common stock	(1,127,884)	–
Net cash used in financing activities	(1,118,284)	–

Net change in cash and restricted cash	19,453,662	21,226,281
Cash and restricted cash, beginning of period	89,897,351	68,671,070

Cash and restricted cash, end of period	$109,351,013	$89,897,351

Cash and restricted cash reconciliation:
Cash	$16,994,705	$9,708,238
Restricted cash	92,356,308	80,189,113
Total cash and restricted cash	$109,351,013	$89,897,851
Supplemental cash flow information:
Non-cash financing activities
Interest paid	$–	$221
Cash paid for taxes	$207,945	$35,949

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at December 31, 2023 and 2022.

Restricted Cash – At December 31, 2023 and 2022, restricted cash consisted of funds held specifically for our card product and pharma programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our consolidated statements of cash flows.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalents and restricted cash in various bank accounts primarily with one financial institution in the United States, which at times may exceed federally insured limits. If this financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has not experienced, nor does it anticipate, any losses with respect to such accounts. At December 31, 2023 and 2022, the Company had approximately $59,958,918 and $43,516,155 in excess of federally insured limits, respectively.

As of December 31, 2023, the Company also has a concentration of accounts receivable risk, as two pharma program customers associated with our pharma patient affordability programs each individually represent 30% and 12% of our accounts receivable balance. Two pharma program customers each individually represented 35% and 24% of our accounts receivable balance on December 31, 2022.

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

Contract Assets – Incremental costs to obtain or fulfill a contract with a customer are capitalized. The Company determines the costs that are incremental by confirming the costs (i) are directly related to a customer’s contract, (ii) generate or enhance resources to fulfill contract performance obligations in the future, and (iii) are recoverable. Amortization is on a straight-line basis generally over three to five years, beginning when goods and services are transferred to the customer or group of customers.

Hosting Implementation – Costs to implement the cloud computing arrangements (the “hosting site”) are accounted for by following the same model as internally developed software costs. Costs that are incurred in the preliminary project and post implementation stages of hosting development are expensed when they are incurred. Costs incurred during the application and development stage are capitalized. Capitalized costs are amortized using the straight-line method over a three-year estimated useful life, beginning in the period when the hosting site is available for use.

Customer Card Funding – As of December 31, 2023 and 2022, customer card funding represents funds loaded or available to be loaded on cards for the Company’s card product programs.

Fair Value of Financial Instruments– Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The Company recognizes and measures its unrecognized tax benefits in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740, Income Taxes. Under that guidance, management recognizes uncertain tax positions that are “more likely than not” to be sustained if the relevant tax authority were to audit the position with full knowledge of all the relevant facts and other information, including the technical merits of those positions. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that has a greater than 50% chance of being realized in a final settlement with the relevant authority. The measurement of unrecognized tax benefits is adjusted when new information is available or when an event occurs that requires a change. Income tax related interest and penalties, if applicable, are accrued within income tax expense.

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

The Company generates revenues from plasma card programs through fees generated from cardholder fees and interchange fees. Revenues from pharma card programs are generated through card program management fees, transaction claims processing fees, interchange fees, and settlement income. Other revenues are generated through cardholder fees, interchange fees, program management fees, load fees and breakage.

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

We refer to the portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem as breakage. In certain card programs where we hold the cardholder funds, where we expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life, provided that a significant reversal of the amount of breakage revenue recognized is not probable and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. We utilize a third party to estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions for each program. We have adopted Accounting Standards Update (“ASU”) 2016-04, Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards for the recognition of such breakage revenue. Breakage revenue is recorded in other revenue on the consolidated statements of operations and was $74 thousand and $0 in fiscal 2023 and fiscal 2022, respectively.

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

Advertising Costs – Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended December 31, 2023 and 2022, the Company expensed $470,936 and $603,213, respectively, included in selling, general and administrative expense.

Recently Adopted Accounting Pronouncements – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides updated guidance on how an entity should measure credit losses on all financial instruments carried at amortized cost (including loans held for investment and held-to-maturity debt securities, as well as trade receivables, reinsurance recoverables, and receivables that relate to repurchase agreements and securities lending agreements), a lessor’s net investments in leases, and off-balance sheet credit exposures not accounted for as insurance or as derivatives, including loan commitments, standby letters of credit, and financial guarantees. Subsequently, in November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, which clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, but instead should be accounted for in accordance with Topic 842, Leases. In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses: Troubled Debt Restructurings and Vintage Disclosures which clarified accounting treatment required for trouble debt restructurings by creditors and enhanced disclosures for write-offs. The new standard and related amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted this guidance on the effective date. We estimate credit losses using the loss-rate approach on our trade receivables; however, there was no material impact of this adoption on the Company’s consolidated financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncement Pending Adoption – In December 2023, the FASB issued ASU 2023-09, “Income Taxes – Improvements to Income Tax Disclosures”, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. We are currently evaluating the impact of the adoption of this standard.

3.     FIXED ASSETS, NET

Fixed assets consist of the following:

	December 31, 2023	December 31, 2022
Equipment	$2,399,243	$2,161,424
Software	345,057	327,452
Furniture and fixtures	757,662	757,661
Website costs	69,881	69,881
Leasehold improvements	236,904	229,772
	3,808,747	3,546,190
Less: accumulated depreciation	(2,719,098)	(2,290,898)
Fixed assets, net	$1,089,649	$1,255,292

Depreciation expense for the years ended December 31, 2023 and 2022 was $428,199 and $492,875, respectively.

4.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2023	December 31, 2022
Patents and trademarks	$38,186	$38,186
Platform	20,391,118	13,656,014
Customer lists and contracts	1,177,200	1,177,200
Licenses	216,901	209,282
Hosting implementation	43,400	–
Contract assets	150,000	185,000
	22,016,805	15,265,682
Less: accumulated amortization	(13,202,478)	(9,608,960)
Intangible assets, net	$8,814,327	$5,656,722

Amortization expense for the years ended December 31, 2023 and 2022 was $3,598,379 and $2,416,737, respectively.

Estimated future amortization expense is as follows:

2024	$4,232,837
2025	3,103,285
2026	1,380,534
2027	38,986
2028	8,986
Thereafter	49,699
Total amortization expense	$8,814,327

5.     LEASE

The Company entered into an operating lease for an office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of December 31, 2023, the remaining lease term was 6.4 years and the discount rate was 6%.

Operating lease cost included in selling, general and administrative expenses was $757,435 and $736,038 for the years ended December 31, 2023 and 2022, respectively. Cash paid for operating lease was $571,968 and $571,968 for the years ended December 31, 2023 and 2022, respectively.

The following is the lease maturity analysis of our operating lease as of December 31, 2023:

Twelve months ending December 31,

2024	$571,968
2025	612,006
2026	640,604
2027	640,604
2028	640,604
Thereafter	907,523
Total lease payments	4,013,309
Less: imputed interest	(701,532)
Present value of future lease payments	3,311,777
Less: current portion of lease liability	(383,699)
Long-term portion of lease liability	$2,928,078

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

The opening and closing balances of the Company’s liabilities are as follows:

	Year Ended December 31,
	2023	2022
Beginning balance	$80,189,113	$61,283,914
Increase, net	12,093,011	18,905,199
Ending balance	$92,282,124	$80,189,113

The amount of revenue recognized during the years ended December 31, 2023 and 2022 that was included in the opening liability for prepaid cards was $2,020,224 and $1,485,005, respectively.

7.     COMMON STOCK

At December 31, 2023, the Company’s authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had issued 53,452,382 shares of common stock and 52,754,374 shares of common stock outstanding, and no shares of preferred stock outstanding.

In 2019, the Company’s stockholders approved the 3Pea International, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”), which was approved by the Board on July 18, 2018. The 2018 Plan permits the Company to issue awards or options to the officers, directors, employees, consultants and other persons who provide services to our Company or any related entity. Pursuant to the 2018 Plan, 5,000,000 shares of the Company’s common stock are reserved for issuance. Any awards or options that are not settled in shares of common stock are not counted against the limit. Stock options granted under the 2018 Plan generally vest over four or five years and expire in 10 years. Stock awards granted under the 2018 Plan generally vest over four or five years. In general, if an employee is terminated, any unvested options or awards as of the date of termination will be forfeited. As of December 31, 2023, there were 100,953 shares available for future grants under the 2018 Plan.

In 2023, the Company’s stockholders approved the Paysign Inc. Equity Incentive Compensation Plan (the “2023 Plan”), which was adopted by the Board on March 17, 2023. The 2023 Plan permits the Company to issue awards or options to the officers, directors, employees, consultants and other persons who provide services to our Company or any related entity. Pursuant to the 2023 Plan, 5,000,000 shares of the Company’s common stock are reserved for issuance. Any awards or options that are not settled in shares of common stock are not counted against the limit. Stock options granted under the 2023 Plan generally vest over four or five years and expire in 10 years. Stock awards granted under the 2023 Plan generally vest over four or five years. In general, if an employee is terminated, any unvested options or awards as of the date of termination will be forfeited. As of December 31, 2023, there were 5,000,000 shares available for future grants under the 2023 Plan.

The Company issues new shares of common stock upon exercise of stock options or vesting stock awards.

Stock-based compensation expense related to Company grants for the years ended December 31, 2023 and 2022 was $2,853,643 and $2,277,717, respectively, and is included in selling, general and administrative expense. As of December 31, 2023, the Company’s unrecognized stock-based compensation expense related to stock options and stock awards was $37,290 and $6,176,942, respectively, which are expected to be recognized over a weighted-average period of .23 year for stock options and 3.10 years for stock awards. As of December 31, 2022, the Company’s unrecognized stock-based compensation expense related to stock options and stock awards was $269,245 and $6,955,350, respectively, which are expected to be recognized over a weighted-average period of 1.08 year for stock options and 3.83 years for stock awards.

2023 Transactions – During the year ended December 31, 2023, the Company issued 802,000 shares of common stock for vested stock awards and the exercise of stock options. The Company received proceeds of $9,600 for the exercise of stock options.

During the year ended December 31, 2023, the Company repurchased 394,558 shares of its common stock at a cost of $1,127,884 or weighted average price of $2.86 per share, respectively.

The Company also granted 670,000 restricted stock awards during the year ended December 31, 2023. For the stock awards granted, the weighted average grant date fair value was $2.91 and vest over a period of two months to five years.

2022 Transactions – During the year ended December 31, 2022, the Company issued 555,000 shares of common stock for vested stock awards. No stock options were exercised.

The Company also granted 2,545,000 restricted stock awards during the year ended December 31, 2022. For the stock awards granted, the weighted average grant date fair value was $1.83 and vest over a period of one to five years.

Stock Options

A summary of stock options activity for the years ended December 31, 2023 and 2022 is presented as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2021	1,920,000	$1.87
Granted	–	–
Exercised	–	–
Forfeited/expired	(80,500)	3.18
Outstanding at December 31, 2022	1,839,500	$1.81	5.62	$1,718,910
Granted	–	–
Exercised	(4,000)	2.40
Forfeited/expired	(28,500)	2.92
Outstanding at December 31, 2023	1,807,000	$1.80	4.61	$2,061,800
Exercisable at December 31, 2023	1,749,500	$1.73	4.56	$2,061,800

A summary of unvested options activity for the years ended December 31, 2023 and 2022 was as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	719,200	$2.25
Granted	–	–
Forfeited/expired	(27,400)	2.94
Vested	(513,400)	1.81
Unvested at December 31, 2022	178,400	3.39
Granted	–	–
Forfeited/expired	(5,500)	3.07
Vested	(115,400)	3.16
Unvested at December 31, 2023	57,500	$3.87

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Weighted average grant date fair value of options granted	$–	$–
Intrinsic value of options exercised	$3,120	$–

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee stock options, which requires the consideration of historical employee exercise behavior, the volatility of the Company’s stock price, the weighted-average risk-free interest rate and the weighted-average expected life of the options. Forfeitures are included when they are incurred. Any changes in these assumptions may materially affect the estimated fair value of the share-based award. There were no options granted during the years ended December 31, 2023 and 2022.

Stock Awards

A summary of stock awards activity for the years ended December 31, 2023 and 2022 was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2021	1,336,000	$3.89
Granted	2,545,000	1.82
Forfeited	(62,000)	3.44
Vested	(600,000)	2.74
Outstanding at December 31, 2022	3,219,000	2.48
Granted	670,000	2.91
Forfeited	(34,000)	2.86
Vested	(773,000)	2.85
Outstanding at December 31, 2023	3,082,000	$2.48

8.     BASIC AND FULLY DILUTED NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the years ended December 31, 2023 and 2022:

	2023	2022
Numerator:
Net income	$6,458,727	$1,027,775
Denominator:
Weighted average common shares:
Denominator for basic calculation	52,487,840	52,048,127
Weighted average effects of potentially diluted common stock:
Stock options (calculated under treasury method)	694,884	505,934
Unvested restricted stock awards	979,761	379,194
Denominator for fully diluted calculation	$54,162,485	$52,933,255
Net income per common share:
Basic	$0.12	$0.02
Fully diluted	$0.12	$0.02

9.    COMMITMENTS AND CONTINGENCIES

Pending or Threatened Litigation –From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three securities class action complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. On May 22, 2023, Defendants filed an Answer to the Amended Complaint. On December 15, 2023, the parties agreed in principle to a proposed settlement of the Securities Class Action and Plaintiffs filed a Consented Motion for Preliminary Approval of Settlement. On January 4, 2024, the Court preliminarily approved a settlement in the amount of $3,750,000, the entirety of which came from the Company’s directors-and-officers insurance policy, for the referenced class of purchasers, and scheduled a final approval hearing for April 17, 2024.

The Company has also been named as a nominal defendant in four stockholder derivative actions currently pending in the United States District Court for the District of Nevada. The first-filed derivative action is entitled Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. and was filed on September 17, 2020. This action alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The complaint also alleges insider trading violations against certain individual defendants. The second-filed derivative action is entitled John K. Gray, derivatively on behalf of Paysign, Inc. v. Mark Attinger, et al. and was filed on May 9, 2022. This action involves the same alleged conduct raised in the Toczek action and asserts claims for breach of fiduciary duty in connection with financial reporting, breach of fiduciary duty in connection with alleged insider trading against certain individual defendants, and unjust enrichment. On June 3, 2022, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issued a ruling on the Motion to Dismiss. On May 10, 2023, the Toczek and Gray actions were consolidated.

The Company has also been named as a nominal defendant in a third stockholder derivative action initially filed in state court in Clark County, Nevada, on October 2, 2023, entitled Simone Blanchette, derivatively on behalf of Paysign, Inc. v. Mark Newcomer, et al, which the defendants subsequently removed to federal district court in Nevada pursuant to a Notice of Removal filed on October 10, 2023. That complaint makes substantially the same allegations as made in the consolidated Toczek and Gray actions, and also contains a claim that the individual defendants violated Section 10(b) and Rule 10b-5 promulgated thereunder. On December 7, 2023, the parties requested that the action be stayed for sixty days due to the settlement negotiations in the consolidated Toczek and Gray actions, and the Court granted the sixty-day stay on December 11, 2023. On January 29, 2024, the parties agreed to an additional sixty-day extension, to March 29, 2024, and the Court entered an Order thereon on February 2, 2024. On or before the end of that period, the parties are to provide the Court with an updated joint status report or inform the Court if the settlement of the consolidated derivative action does not proceed.

The Company has also been named as a nominal defendant in a fourth stockholder derivative action in the United States District Court for the District of Nevada, filed on December 27, 2023, entitled Mo Jeewa, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. That complaint makes substantially the same allegations as made in the consolidated Toczek and Gray actions and the Blanchette action discussed above, and alleges breach of fiduciary duty and unjust enrichment.

If the derivative cases do not settle, it is the Company’s intention to file motions to dismiss. As of the date of this filing, the Company cannot give any meaningful estimate of likely outcome or damages.

10.    RELATED PARTY

A former member of our Board who served through December 31, 2022 is also a partner in a law firm that the Company engages for services to review regulatory filings and for various other legal matters. During the year ended December 31, 2023, the Company had no related party expenses. During the year ended December 31, 2022, the Company incurred legal expenses of $126,628, with the related party law firm.

11.     RETIREMENT PLAN

The Company has a defined contribution 401(k) plan that covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of the next two percent of each participating employee’s eligible compensation. Participants are 100% vested in these matching contributions when they are made. Eligible employees may elect to defer pre-tax contributions regulated under Section 401(k) of the Internal Revenue Code. Employer matching expenses were $273,507 and $165,953 for the years ended December 31, 2023 and 2022, respectively.

12.     INCOME TAXES

The income tax (benefit) provision on the statements of operations was comprised of the following for the years ended December 31:

	2023	2022
Current:
Federal	$60,864	$30,200
State	143,955	77,277
Current income tax provision	204,819	107,477

Deferred:
Federal	(4,002,660)	–
State	(297,070)	–
Deferred income tax (benefit) provision	(4,299,730)	–
Income tax (benefit) provision	$(4,094,911)	$107,477

For the years ended December 31, 2023 and 2022, the reconciliation of the federal statutory tax rate to the benefit rate for income taxes is as follows:

	2023	2022
Federal taxes at U.S. statutory rate	21.0%	21.0%
Stock-based compensation	4.9	10.8
IRC Section 162(m) limitation	4.4	2.9
Tax credits	(9.2)	(10.7)
Other permanent differences	0.8	1.4
State taxes	2.5	2.6
Change in state rate	(0.1)	(1.4)
Foreign taxes	(0.5)	–
Return-to-provision adjustments	(5.9)	(1.1)
Valuation allowance release	(194.1)	–
Change in valuation allowance	0.5	(6.1)
Change in carryovers and tax attributes	2.5	(9.9)
Effective tax rate	(173.2)%	9.5%

Deferred tax assets and liabilities are comprised of the following at December 31:

	2023	2022
Deferred tax assets:
Net operating loss carryforward	$2,581,783	$3,704,696
Operating lease obligation	783,978	861,800
Stock-based compensation	928,455	784,212
Tax credits	506,285	460,271
Intangible assets	361,210	–
Other	112,847	27,112
	5,274,558	5,838,091
Deferred tax liabilities:
Intangible assets	–	(196,871)
Fixed assets	(104,609)	(101,300)
Right-of-use assets	(761,073)	(852,961)
	(865,682)	(1,151,132)
Less valuation allowance	(109,146)	(4,686,959)
Deferred tax asset, net	$4,299,730	$–

As of December 31, 2023, the Company has gross federal net operating loss carryforwards of $12.2 million, gross state net operating loss carryforwards of $4.0 million, and gross Mexico net operating loss carryforwards of $37 thousand. The Company’s federal net operating losses can be carried forward indefinitely. The Company’s state net operating losses have 15 year to indefinite carryforward periods and begin to expire in 2035. The Company’s Mexico net operating losses have 10 year carryforward periods and begin to expire in 2032.

Pursuant to Sections 382 and 383 of the Internal Revenue Code ("IRC"), federal and state tax laws impose significant restrictions on the utilization of net operating loss and other tax carryforwards in the event of a change in ownership of the Company. The Company does not expect IRC Sections 382 and 383 to significantly impact the utilization of its net operating losses and other tax carryforwards.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2020, management determined that it’s more-likely-than-not that the Company’s net deferred tax assets would not be realized in the near future and placed a full valuation allowance (“VA”) on the deferred tax assets. During the year the Company reevaluated its VA position and determined that as a result of its three-year cumulative income position, utilization of its tax attributes for the previous two years, and forecasts of net profit in future years, a full release of its federal valuation allowance, and state valuation allowance, except for the valuation allowance related to its Connecticut net operating losses, is appropriate. In addition, to its federal and state valuation allowances, the Company established a valuation allowance against its Mexico net operating losses. The Company’s valuation allowance represents the amount of tax benefits that are likely to not be realized. The net change in the valuation allowance from December 31, 2022 was $4.6 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2021	$365,365
Additions for current year	24,270
Additions for prior year	–
Subtractions for current year	(10,821)
Balance as of December 31, 2022	378,814
Additions for current year	43,587
Additions for prior year	19,785
Subtractions for current year	–
Balance as of December 31, 2023	$442,186

As of December 31, 2023 and 2022, the Company has no accrual for interest and penalties related to its unrecognized tax benefits. The balance of the unrecognized tax benefits as of December 31, 2023 are included in the deferred tax asset, net. Included in the balance of unrecognized tax benefits at December 31, 2023 is $442,000 of tax benefits that, if recognized would impact the effective tax rate. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within 12 months. The Company files income tax returns in the United States and various state jurisdictions. Beginning in 2022, the Company also files income tax returns in Mexico. With the exception of tax attributes created in prior years that may potentially be adjusted, the federal statute of limitations remains open for the 2020 tax year to present, the state statutes of limitations remain open for the 2020 tax year to present, and the foreign statute of limitations remains open for the 2022 tax year to present.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. During the years ended December 31, 2023 and 2022, the Company recorded $292,430 and $459,755, respectively, related to the employee retention credit included as a reduction of payroll expense within selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2023 and 2022 the Company has filed for refunds and recorded $1,129,164 and $1,296,489, respectively, in other receivables on the consolidated balance sheet.

 13.   SUBSEQUENT EVENTS

The Company discloses subsequent events that provide evidence about conditions that did not change the consolidated financial statements at the balance sheet date but have a significant effect on the financial statements at the time of occurrence or on future operations of the company.

On December 31, 2023, the Company had uninsured deposits at our financial institution in the amount of $59,958,918. In February of 2024, we initiated a program called deposit swapping with our financial institution, whereby the financial institution utilizes a third party who is participating in reciprocal deposit networks as an alternative way to offer us full Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits over $250,000. Under this program, deposit networks divide uninsured deposits into smaller units and distribute these monies among participating banks in the network, whereby the monies are fully FDIC insured.

