Form 10-Q
period 2024-03-31
Paysign, Inc.
filed 2024-05-08
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,978,374 shares as of May 3, 2024.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
Current assets
Cash	$7,013,306	$16,994,705
Restricted cash	108,309,125	92,356,308
Accounts receivable, net	35,470,756	16,222,341
Other receivables	1,613,204	1,585,983
Prepaid expenses and other current assets	2,360,718	2,020,781
Total current assets	154,767,109	129,180,118

Fixed assets, net	1,050,008	1,089,649
Intangible assets, net	9,840,644	8,814,327
Operating lease right-of-use asset	3,111,642	3,215,025
Deferred tax asset, net	4,223,800	4,299,730

Total assets	$172,993,203	$146,598,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$36,132,631	$26,517,567
Operating lease liability, current portion	389,483	383,699
Customer card funding	108,182,150	92,282,124
Total current liabilities	144,704,264	119,183,390

Operating lease liability, long-term portion	2,828,511	2,928,078

Total liabilities	147,532,775	122,111,468
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 53,666,382 and 53,452,382 issued at March 31, 2024 and December 31, 2023, respectively	53,666	53,452
Additional paid-in capital	22,663,459	21,999,722
Treasury stock at cost, 698,008 shares	(1,277,884)	(1,277,884)
Retained earnings	4,021,187	3,712,091
Total stockholders’ equity	25,460,428	24,487,381

Total liabilities and stockholders’ equity	$172,993,203	$146,598,849

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenues
Plasma industry	$10,368,034	$9,360,067
Pharma industry	2,388,644	589,562
Other	433,396	193,661
Total revenues	13,190,074	10,143,290

Cost of revenues	6,250,823	5,095,621

Gross profit	6,939,251	5,047,669

Operating expenses
Selling, general and administrative	5,911,198	4,945,450
Depreciation and amortization	1,286,405	845,016
Total operating expenses	7,197,603	5,790,466

Loss from operations	(258,352)	(742,797)

Other income
Interest income, net	731,344	584,197

Income before income tax provision	472,992	(158,600)
Income tax provision	163,896	1,530

Net income (loss)	$309,096	$(160,130)

Income (loss) per share
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)

Weighted average common shares
Basic	52,844,638	52,403,454
Diluted	54,760,842	52,403,454

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2023	53,452,382	$53,452	$21,999,722	(698,008)	$(1,277,884)	$3,712,091	$24,487,381

Stock issued upon vesting of restricted stock	214,000	214	(214)	–	–	–	–
Stock-based compensation	–	–	663,951	–	–	–	663,951
Net income	–	–	–	–	–	309,096	309,096

Balance, March 31, 2024	53,666,382	$53,666	$22,663,459	(698,008)	$(1,277,884)	$4,021,187	$25,460,428

	Common Stock		Additional Paid-in	Treasury Stock		Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Equity
Balance, December 31, 2022	52,650,382	$52,650	$19,137,281	(303,450)	$(150,000)	$(2,746,636)	$16,293,295

Stock issued upon vesting of restricted stock	118,000	118	(118)	–	–	–	–
Stock-based compensation	–	–	618,244	–	–	–	618,244
Repurchase of common stock	–	–	–	(200,000)	(666,018)	–	(666,018)
Net loss	–	–	–	–	–	(160,130)	(160,130)

Balance, March 31, 2023	52,768,382	$52,768	$19,755,407	(503,450)	$(816,018)	$(2,906,766)	$16,085,391

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$309,096	$(160,130)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	663,951	618,244
Depreciation and amortization	1,286,405	845,016
Noncash lease expense	103,383	97,935
Deferred income taxes, net	75,930	–

Changes in operating assets and liabilities:
Accounts receivable	(19,248,415)	(4,487,028)
Other receivables	(27,221)	(135,637)
Prepaid expenses and other current assets	(339,937)	(882,673)
Accounts payable and accrued liabilities	9,615,064	3,208,143
Operating lease liability	(93,783)	(88,334)
Customer card funding	15,900,026	4,215,069
Net cash provided by operating activities	8,244,499	3,230,605

Cash flows from investing activities:
Purchase of fixed assets	(51,459)	(44,894)
Capitalization of internally developed software	(2,099,022)	(1,613,002)
Purchase of intangible assets	(122,600)	–
Net cash used in investing activities	(2,273,081)	(1,657,896)

Cash flows from financing activities:
Repurchase of common stock	–	(666,018)
Net cash used in financing activities	–	(666,018)

Net change in cash and restricted cash	5,971,418	906,691
Cash and restricted cash, beginning of period	109,351,013	89,897,351

Cash and restricted cash, end of period	$115,322,431	$90,804,042

Cash and restricted cash reconciliation:
Cash	$7,013,306	$6,399,860
Restricted cash	108,309,125	84,404,182
Total cash and restricted cash	$115,322,431	$90,804,042

Supplemental cash flow information:
Non-cash financing activities
Cash paid for taxes	$1,600	$68,810

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2023. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at March 31, 2024 and December 31, 2023.

Restricted Cash – At March 31, 2024 and December 31, 2023, restricted cash consisted of funds held specifically for our card product and pharma programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalents and restricted cash in various bank accounts primarily with one financial institution in the United States which at times, may exceed federally insured limits. If this financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has not experienced, nor does it anticipate, any losses with respect to such accounts. At March 31, 2024 and December 31, 2023, the Company had approximately $128,761 and $59,958,918 in excess of federally insured bank account limits, respectively. In February of 2024, the Company initiated a program with one of our financial institution called deposit swapping, whereby the financial institution utilizes a third-party who is participating in reciprocal deposit networks. This program is an alternative way for our financial institution to offer us full Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits over $250,000. Under this program, deposit networks divide uninsured deposits into smaller units and distribute these monies among participating banks in the network, where the monies are fully FDIC insured.

As of March 31, 2024, the Company also had a concentration of accounts receivable risk. One pharma program customer associated with our pharma patient affordability programs individually represented 22% of our accounts receivable balance. Two pharma program customers each individually represented 30% and 12% of our accounts receivable balance on December 31, 2023. These accounts receivable balances relate to claim reimbursements that have been paid on behalf of the pharma program customers.

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

Customer Card Funding – As of March 31, 2024 and December 31, 2023, customer card funding represents funds loaded or available to be loaded on cards for the Company’s card product programs.

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

The portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem are referred to as breakage. In certain card programs where we hold the cardholder funds and expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life; provided that a significant reversal of the amount of breakage revenue recognized is not probable, and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. For each program, we utilize a third party to estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions. The Company accounts for breakage in accordance with Accounting Standards Update (“ASU”) 2016-04, Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards for the recognition of such revenue. Breakage revenue is recorded in other revenue on the consolidated statements of operations and was $52,791 and $0 for the three months ended March 31, 2024 and 2023, respectively.

The Company utilizes the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards or the respective card program. This has primarily been associated with the pharma prepaid business which ended in 2022. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation to refund any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, generally it has no contract assets.

Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, fraud charges, and sales and commission expense.

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

Recently Issued Accounting Pronouncement – In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes – Improvements to Income Tax Disclosures”, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. We are currently evaluating the impact of the adoption of this standard.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures”, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”) and a description of other segment items by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. These requirements had no material impact on our financial statements.

2.     FIXED ASSETS, NET

Fixed assets consist of the following:

	March 31, 2024	December 31, 2023
Equipment	$2,443,281	$2,399,243
Software	349,481	345,057
Furniture and fixtures	762,144	757,662
Website costs	69,881	69,881
Leasehold improvements	236,904	236,904
	3,861,691	3,808,747
Less: accumulated depreciation	(2,811,683)	(2,719,098)
Fixed assets, net	$1,050,008	$1,089,649

Depreciation expense for the three months ended March 31, 2024 and 2023 was $91,100 and $108,346, respectively.

3.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2024	December 31, 2023
Patents and trademarks	$38,186	$38,186
Platform	22,490,140	20,391,118
Customer lists and contracts	1,177,200	1,177,200
Licenses	216,901	216,901
Hosting implementation	43,400	43,400
Contract assets	272,600	150,000
	24,238,427	22,016,805
Less: accumulated amortization	(14,397,783)	(13,202,478)
Intangible assets, net	$9,840,644	$8,814,327

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years. Amortization expense for the three months ended March 31, 2024 and 2023 was $1,195,305 and $736,670, respectively.

4.     LEASE

The Company entered into an operating lease for an office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of March 31, 2024, the remaining lease term was 6.2 years and the discount rate was 6%.

Operating lease cost included in selling, general and administrative expenses was $189,020 and $184,280 for the three months ended March 31, 2024 and 2023, respectively. Cash paid for the operating lease was $142,992 for both the three months ended March 31, 2024 and 2023.

The following is the lease maturity analysis of our operating lease as of March 31, 2024:

Year ending December 31,

2024 (excluding the three months ended March 31, 2024)	$428,976
2025	612,006
2026	640,604
2027	640,604
2028	640,604
Thereafter	907,523
Total lease payments	3,870,317
Less: Imputed interest	(652,323)
Present value of future lease payments	3,217,994
Less: current portion of lease liability	(389,483)
Long-term portion of lease liability	$2,828,511

5.     CUSTOMER CARD FUNDING LIABILITY

The Company issues prepaid cards with various provisions for cardholder fees or expiration. Revenue generated from cardholder transactions and interchange fees are recognized when the Company’s performance obligation is fulfilled. Unspent balances left on pharma cards are recognized as settlement income at the expiration of the cards and the card program. Contract liabilities related to prepaid cards represent funds on card and client funds held to be loaded to card before the amounts are ultimately spent by the cardholders or recognized as revenue by the Company. Contract liabilities related to prepaid cards are reported as customer card funding liability on the condensed consolidated balance sheet.

The opening and closing balances of the Company's liabilities are as follows:

	Three Months Ended March,
	2024	2023
Beginning balance	$92,282,124	$80,189,113
Increase (decrease), net	15,900,026	4,215,069
Ending balance	$108,182,150	$84,404,182

The amount of revenue recognized during the three months ended March 31, 2024 and 2023 that was included in the opening contract liability for prepaid cards was $2,319,630 and $2,020,224, respectively.

6.     COMMON STOCK

At March 31, 2024, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 53,666,382 shares of common stock issued and 52,968,374 shares of common stock outstanding, and no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three months ended March 31, 2024 and 2023 was $663,951 and $618,244, respectively.

2024 Transactions – During the three months ended March 31, 2024, the Company issued 214,000 shares of common stock for vested stock awards and the exercise of stock options. No stock options were exercised.

The Company also granted 300,000 restricted stock awards during the three months ended March 31, 2024. For the stock awards granted, the weighted average grant date fair value was $2.99 and vest over a period of five years.

2023 Transactions – During the three months ended March 31, 2023, the Company issued 118,000 shares of common stock for vested stock awards. No stock options were exercised.

During the three months ended March 31, 2023 the Company repurchased 200,000 shares of its common stock at a cost of $666,018 or $3.33 per share.

The Company also granted 270,000 restricted stock awards during the three months ended March 31, 2023. For the stock awards granted, the weighted average grant date fair value was $2.83 and vest over a period of two months to five years.

7.     BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income (loss) per common share for the three months ended March 31, 2024 and 2023:

	2024	2023
Numerator:
Net income (loss)	$309,096	$(160,130)
Denominator:
Weighted average common shares:
Denominator for basic calculation	52,844,638	52,403,454
Weighted average effects of potentially diluted common stock:
Stock options (calculated under treasury method)	789,517	–
Unvested restricted stock awards	1,126,687	–
Denominator for fully diluted calculation	$54,760,842	$52,403,454
Net income (loss) per common share:
Basic	$0.01	$(0.00)
Fully diluted	$0.01	$(0.00)

Due to the net loss for the three months ended March 31, 2023, the effect of all potential common share equivalents was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for those periods. For the three months ended March 31, 2023, the amount of potential common share equivalents excluded were 1,839,500 for stock options and 3,698,000 for unvested restricted stock awards.

8.     COMMITMENTS AND CONTINGENCIES

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three securities class action complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. On May 22, 2023, Defendants filed an Answer to the Amended Complaint. On December 15, 2023, the parties agreed in principle to a proposed settlement of the Securities Class Action and Plaintiffs filed a Consented Motion for Preliminary Approval of Settlement. On January 4, 2024, the Court preliminarily approved a settlement in the amount of $3,750,000, the entirety of which came from the Company’s directors-and-officers insurance policy, for the referenced class of purchasers, and scheduled a final approval hearing for April 17, 2024. On April 17, 2024, the Court conducted the final approval hearing and approved the settlement and, on April 18, 2024, issued an order and final judgment thereon.

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

The Company has also been named as a nominal defendant in a third stockholder derivative action initially filed in state court in Clark County, Nevada, on October 2, 2023, entitled Simone Blanchette, derivatively on behalf of Paysign, Inc. v. Mark Newcomer, et al, which the defendants subsequently removed to federal district court in Nevada pursuant to a Notice of Removal filed on October 10, 2023. That complaint makes substantially the same allegations as made in the consolidated Toczek and Gray actions, and also contains a claim that the individual defendants violated Section 10(b) and Rule 10b-5 promulgated thereunder. On December 7, 2023, the parties requested that the action be stayed for sixty days due to the settlement negotiations in the consolidated Toczek and Gray actions, and the Court granted the sixty-day stay on December 11, 2023. Subsequently, the Court extended that deadline to March 29, 2024 and then to May 29, 2024 based upon the parties’ stipulations.

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

9.    INCOME TAX

The effective tax rate (income tax provision as a percentage of income before income tax provision) was 34.7% for the three months ended March 31, 2024, as compared to (1.0%) for the three months ended March 31, 2023. Effective rates were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate increased primarily as a result of tax benefits related to our stock-based compensation and changes to the Company’s valuation allowance recorded on its net deferred tax assets.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. As of March 31, 2024 and December 31, 2023, the Company recorded $1,129,164 in other receivables on the condensed consolidated balance sheet related to U.S. Federal Government refunds.

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

Our revenues include fees generated from cardholder fees, interchange, card program management fees, transaction claims processing fees, breakage, and settlement income. Revenue from cardholder fees, interchange, card program management fees, and transaction claims processing fees is recorded when the performance obligation is fulfilled. Breakage is recorded ratably over the estimated card life based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions and relates solely to our open-loop gift card business which began at the end of 2022. Settlement income is recorded at the expiration of the card or card program and relates primarily to our pharma prepaid business which ended in 2022.

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

In 2024, we plan to continue to invest additional funds in technology improvements, sales and marketing, cybersecurity, fraud, customer service, and regulatory compliance. From time to time, we evaluate raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to support our existing business and expand into new vertical markets using internally generated funds.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

The following table summarizes our consolidated financial results for the three months ended March 31, 2024 in comparison to the three months ended March 31, 2023:

	Three Months Ended March 31, (Unaudited)		Variance
	2024	2023	$	%
Revenues
Plasma industry	$10,368,034	$9,360,067	$1,007,967	10.8%
Pharma industry	2,388,644	589,562	1,799,082	305.2%
Other	433,396	193,661	239,735	123.8%
Total revenues	13,190,074	10,143,290	3,046,784	30.0%
Cost of revenues	6,250,823	5,095,621	1,155,202	22.7%
Gross profit	6,939,251	5,047,669	1,891,582	37.5%
Gross margin %	52.6%	49.8%

Operating expenses
Selling, general and administrative	5,911,198	4,945,450	965,748	19.5%
Depreciation and amortization	1,286,405	845,016	441,389	52.2%
Total operating expenses	7,197,603	5,790,466	1,407,137	24.3%
Income from operations	$(258,352)	$(742,797)	$484,445	(65.2%	)

Other income	$731,344	$584,197	$147,147	25.2%

Net income (loss)	$309,096	$(160,130)	$469,226	NM
Net margin %	2.3%	(1.6% )

The increase in total revenues of $3,046,784 for the three months ended March 31, 2024 compared to the same period in the prior year consisted primarily of a $1,007,967 increase in Plasma revenue, a $1,799,085 increase in Pharma revenue, and a $239,735 increase in Other revenue. The increase in Plasma revenue was primarily due to a rise in the number of plasma centers and donations, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as there continues to be an increase in demand for plasma which has been driven by global increases in plasma protein therapies. The increase in Pharma revenue was primarily due to the launch of new pharma patient affordability programs. The increase in Other revenue was primarily due to the growth of our payroll, retail, and corporate incentive programs.

Cost of revenues for the three months ended March 31, 2024 increased $1,155,202 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, fraud charges, and sales and commission expense. Cost of revenues increased during the first quarter primarily due to an increase in cardholder usage activity and associated network expenses such as interchange and ATM costs, an increase in network expenses and sales commissions related to the growth in our pharma patient affordability business, an increase in fraud charges, postage, and an increase in customer service expenses associated with wage inflation pressures and the overall growth in our business, offset by a decline in plastics and collateral.

Gross profit for the three months ended March 31, 2024 increased $1,891,582 compared to the same period in the prior year resulting primarily from the increase in Plasma revenue and the beneficial impact of a variable cost structure as many of the plasma transaction costs are variable in nature which are provided by third parties who charge us based on the number of active cards outstanding and the number of transactions that occurred during the period. Gross profit also benefited from the growth in our pharma patient affordability business. The increase in gross profit was offset by price increases by many of our third-party service providers, and an increase in customer service expenses mentioned above. The increase in gross margin resulted from the aforementioned factors.

Selling, general  and administrative expenses for the three months ended March 31, 2024 increased $965,748 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $891,000 due to continued hiring to support the Company’s growth, a tight labor market and increased benefit costs; (ii) an increase in stock-based compensation expense of approximately $46,000; (iii) an increase in technologies and telecom of approximately $312,000; (iv) an increase in all other operating expenses of approximately $24,000. This increase was offset by a decrease in non-IT professional services of approximately $89,000, a $218,000 increase in the amount of capitalized platform development costs.

Depreciation and amortization expense for the three months ended March 31, 2024 increased $441,389 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform.

For the three months ended March 31, 2024, we recorded a loss from operations of $258,352 representing an improvement of $484,445 compared to loss from operations of $742,797 during the same period last year related to the aforementioned factors.

Other income for the three months ended March 31, 2024, increased $147,147 primarily related to an increase in interest rates and the associated interest income received on higher average bank account balances at our sponsor bank.

At March 31, 2024, our income tax expense was $163,896, which equates to an effective tax rate of 34.7% primarily as a result of tax benefits related to our stock-based compensation and changes to the Company’s valuation allowance recorded on its net deferred tax assets. We recorded an income tax expense of $1,530 for the three months ended March 31, 2023, which equates to an effective tax rate of (1.0%) primarily as a result of state taxes, a pretax loss and full valuation on our deferred tax asset.

The net income for the three months ended March 31, 2024 was $309,096, an improvement of $469,226 compared to the net loss of $160,130 for the three months ended March 31, 2023. The overall change in net income relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards: Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume loaded on cards was $426 million and $379 million for the three months ended March 31, 2024 and 2023, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards: Represents revenues, gross profit or net income (loss) conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income (loss), respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income (loss). Our total revenue conversion rates for the three months ended March 31, 2024 and 2023 were 3.09% or 309 basis points (“bps”), and 2.68% or 268 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended March 31, 2024 and 2023 were 1.63% or 163 bps, and 1.33% or 133 bps, respectively, of gross dollar volume loaded on cards. Our net income (loss) conversion rates for the three months ended March 31, 2024 and 2023 were 0.11% or 11 bps, and (0.04)% or (4) bps, respectively, of gross dollar volume loaded on cards.

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

	Three Months Ended March 31,
	2024	2023
Reconciliation of adjusted EBITDA to net income (loss):
Net income (loss)	$309,096	$(160,130)
Income tax (benefit) provision	163,896	1,530
Interest income, net	(731,344)	(584,197)
Depreciation and amortization	1,286,405	845,016
EBITDA	1,028,053	102,219
Stock-based compensation	663,951	618,244
Adjusted EBITDA	$1,692,004	$720,463

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Three Months Ended March 31, (Unaudited)
	2024	2023
Net cash provided by operating activities	$8,244,499	$3,230,605
Net cash used in investing activities	(2,273,081)	(1,657,896)
Net cash used in financing activities	–	(666,018)
Net increase in cash and restricted cash	$5,971,418	$906,691

Comparison of Three Months Ended March 31, 2024 and 2023

During the three months ended March 31, 2024 and 2023, we financed our operations through internally generated funds.

Operating activities provided $8,244,499 of cash in the first quarter of 2024, an increase of $5,013,894 compared to the same period last year. This change in cash flow is primarily due to increases in operating assets and liabilities. The changes in accounts receivable, accounts payable, and customer card funding are primarily related to the growth in our pharma patient affordability business and timing of payments as we are invoiced by third-party service providers at the end of the period and are due monies from our pharma patient affordability customers to cover these third-party payables. The increase in cash flows from operating activities was also impacted by net income and non-cash adjustments for depreciation and amortization, stock-based compensation, and lease expenses.

We used net cash in investing activities during the three months ended March 31, 2024 and 2023 of $2,273,081 and $1,657,896, respectively. Cash used for investing activities was primarily attributed to an increase in the capitalization of internally developed software as we continue to invest in our technology platform.

Cash used in financing activities of $666,018 for the three months ended March 31, 2023 was primarily attributed to the repurchase of 200,000 shares of the Company’s common stock at a weighted average price of $3.33 per share.

Our significant contractual cash requirements also include ongoing payments for lease liabilities. For additional information regarding our cash commitments and contractual obligations, see “Note 4 – LEASE” in the notes to the accompanying consolidated financial statements.

Sources of Liquidity

We believe that our available cash on hand, excluding restricted cash, at March 31, 2024 of $7,013,306, along with our forecast for revenues and cash flows for the remainder of 2024 and through the first quarter of 2026, will be sufficient to sustain our operations for the next twenty-four months. In light of the recent bank failures, we continue to monitor the health and soundness of our bank relationships through publicly available information. Based on recent SEC filings, we have not discovered any issues that would cause us to alter our bank relationships.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three securities class action complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. On May 22, 2023, Defendants filed an Answer to the Amended Complaint. On December 15, 2023, the parties agreed in principle to a proposed settlement of the Securities Class Action and Plaintiffs filed a Consented Motion for Preliminary Approval of Settlement. On January 4, 2024, the Court preliminarily approved a settlement in the amount of $3,750,000, the entirety of which came from the Company’s directors-and-officers insurance policy, for the referenced class of purchasers, and scheduled a final approval hearing for April 17, 2024. On April 17, 2024, the Court conducted the final approval hearing and approved the settlement and, on April 18, 2024, issued an order and final judgment thereon.

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

The Company has also been named as a nominal defendant in a third stockholder derivative action initially filed in state court in Clark County, Nevada, on October 2, 2023, entitled Simone Blanchette, derivatively on behalf of Paysign, Inc. v. Mark Newcomer, et al, which the defendants subsequently removed to federal district court in Nevada pursuant to a Notice of Removal filed on October 10, 2023. That complaint makes substantially the same allegations as made in the consolidated Toczek and Gray actions, and also contains a claim that the individual defendants violated Section 10(b) and Rule 10b-5 promulgated thereunder. On December 7, 2023, the parties requested that the action be stayed for sixty days due to the settlement negotiations in the consolidated Toczek and Gray actions, and the Court granted the sixty-day stay on December 11, 2023. Subsequently, the Court extended that deadline to March 29, 2024 and then to May 29, 2024 based upon the parties’ stipulations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2024, we issued, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, a total of 214,000 shares of common stock for restricted stock awards previously earned and vested to certain directors, consultants and employees.

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2024 – January 31, 2024	–	–	–	$3,872,116
February 1, 2024 – February 29, 2024	–	–	–	3,872,116
March 1, 2024 – March 31, 2024	–	–	–	3,872,116
Total	–	–	–	$3,872,116

(1) On March 21, 2023, our Board authorized a stock repurchase program to repurchase up to $5 million of our common stock, subject to certain conditions, in the open market, in privately negotiated transactions, or by other means in compliance with Rule 10b-18 under the Exchange Act. The program is expected to be completed within 36 months from the commencement date. As of March 31, 2024, the Company repurchased 394,558 shares of common stock for $1,127,884 at a weighted average price of $2.86 per share.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

3.2	Second Amended and Restated Bylaws (1)
31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

______________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 15, 2024 (File Number 000-38623).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYSIGN, INC.

Date: May 8, 2024	/s/ Mark Newcomer
By: Mark Newcomer, President and Chief Executive Officer (principal executive officer)

Date: May 8, 2024	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

