Form 10-Q
period 2024-06-30
Paysign, Inc.
filed 2024-08-01
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,138,374 shares as of July 25, 2024.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
Current assets
Cash	$31,290,865	$16,994,705
Restricted cash	102,240,796	92,356,308
Accounts receivable, net	25,750,319	16,222,341
Other receivables	1,650,201	1,585,983
Prepaid expenses and other current assets	2,474,716	2,020,781
Total current assets	163,406,897	129,180,118

Fixed assets, net	1,107,852	1,089,649
Intangible assets, net	10,710,142	8,814,327
Operating lease right-of-use asset	3,006,844	3,215,025
Deferred tax asset, net	4,077,175	4,299,730

Total assets	$182,308,910	$146,598,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$50,254,617	$26,517,567
Operating lease liability, current portion	401,075	383,699
Customer card funding	102,079,826	92,282,124
Total current liabilities	152,735,518	119,183,390

Operating lease liability, long-term portion	2,721,724	2,928,078

Total liabilities	155,457,242	122,111,468

Commitments and contingencies (Note 8)	–	–

Stockholders’ equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 53,782,382 and 53,452,382 issued at June 30, 2024 and December 31, 2023, respectively	53,782	53,452
Additional paid-in capital	23,357,481	21,999,722
Treasury stock at cost, 698,008 shares	(1,277,884)	(1,277,884)
Retained earnings	4,718,289	3,712,091
Total stockholders’ equity	26,851,668	24,487,381

Total liabilities and stockholders’ equity	$182,308,910	$146,598,849

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Plasma industry	$11,273,262	$10,014,461	$21,641,296	$19,374,528
Pharma industry	2,674,901	729,236	5,063,545	1,318,798
Other	383,436	297,354	816,832	491,015
Total revenues	14,331,599	11,041,051	27,521,673	21,184,341

Cost of revenues	6,745,836	5,425,311	12,996,659	10,520,932

Gross profit	7,585,763	5,615,740	14,525,014	10,663,409

Operating expenses
Selling, general and administrative	6,020,464	5,304,625	11,931,662	10,250,075
Depreciation and amortization	1,439,622	958,001	2,726,027	1,803,017
Total operating expenses	7,460,086	6,262,626	14,657,689	12,053,092

Income (loss) from operations	125,677	(646,886)	(132,675)	(1,389,683)

Other income
Interest income, net	813,357	600,867	1,544,701	1,185,064

Income (loss) before income tax provision	939,034	(46,019)	1,412,026	(204,619)
Income tax provision	241,932	58,137	405,828	59,667

Net income (loss)	$697,102	$(104,156)	$1,006,198	$(264,286)

Net income (loss) per share
Basic	$0.01	$(0.00)	$0.02	$(0.01)
Diluted	$0.01	$(0.00)	$0.02	$(0.01)

Weighted average common shares
Basic	53,008,286	52,259,002	52,926,462	52,330,829
Diluted	55,861,786	52,259,002	55,374,336	52,330,829

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2023	53,452,382	$53,452	$21,999,722	(698,008)	$(1,277,884)	$3,712,091	$24,487,381

Stock issued upon vesting of restricted stock	214,000	214	(214)	–	–	–	–
Stock-based compensation	–	–	663,951	–	–	–	663,951
Net income	–	–	–	–	–	309,096	309,096

Balance, March 31, 2024	53,666,382	$53,666	$22,663,459	(698,008)	$(1,277,884)	$4,021,187	$25,460,428

Stock issued upon vesting of restricted stock	106,000	106	(106)	–	–	–	–
Exercise of stock options	10,000	10	23,990	–	–	–	24,000
Stock-based compensation	–	–	670,138	–	–	–	670,138
Net income	–	–	–	–	–	697,102	697,102

Balance, June 30, 2024	53,782,382	$53,782	$23,357,481	(698,008)	$(1,277,884)	$4,718,289	$26,851,668

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2022	52,650,382	$52,650	$19,137,281	(303,450)	$(150,000)	$(2,746,636)	$16,293,295

Stock issued upon vesting of restricted stock	118,000	118	(118)	–	–	–	–
Stock-based compensation	–	–	618,244	–	–	–	618,244
Repurchase of common stock	–	–	–	(200,000)	(666,018)	–	(666,018)
Net loss	–	–	–	–	–	(160,130)	(160,130)

Balance, March 31, 2023	52,768,382	52,768	19,755,407	(503,450)	(816,018)	(2,906,766)	16,085,391

Stock issued upon vesting of restricted stock	70,000	70	(70)	–	–	–	–
Exercise of stock options	4,000	4	9,596	–	–	–	9,600
Stock-based compensation	–	–	830,426	–	–	–	830,426
Repurchase of common stock	–	–	–	(119,558)	(311,649)	–	(311,649)
Net loss	–	–	–	–	–	(104,156)	(104,156)

Balance, June 30, 2023	52,842,382	$52,842	$20,595,359	(623,008)	$(1,127,667)	$(3,010,922)	$16,509,612

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,006,198	$(264,286)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposal assets	–	(4,862)
Stock-based compensation expense	1,334,089	1,448,670
Depreciation and amortization	2,726,027	1,803,017
Noncash lease expense	208,181	197,203
Deferred income taxes, net	222,555	–

Changes in operating assets and liabilities:
Accounts receivable	(9,527,978)	(3,068,460)
Other receivables	(64,218)	201,231
Prepaid expenses and other current assets	(453,935)	(590,984)
Accounts payable and accrued liabilities	23,737,050	2,431,087
Operating lease liability	(188,978)	(178,000)
Customer card funding	9,797,702	(1,823,268)
Net cash provided by operating activities	28,796,693	151,348

Cash flows from investing activities:
Purchase of fixed assets	(196,126)	(84,911)
Capitalization of internally developed software	(4,321,319)	(2,959,199)
Purchase of intangible assets	(122,600)	–
Net cash used in investing activities	(4,640,045)	(3,044,110)

Cash flows from financing activities:
Proceeds from exercise of options	24,000	9,600
Repurchase of common stock	–	(977,667)
Net cash provided by (used in) financing activities	24,000	(968,067)

Net change in cash and restricted cash	24,180,648	(3,860,829)
Cash and restricted cash, beginning of period	109,351,013	89,897,351

Cash and restricted cash, end of period	$133,531,661	$86,036,522

Cash and restricted cash reconciliation:
Cash	$31,290,865	$7,670,677
Restricted cash	102,240,796	78,365,845
Total cash and restricted cash	$133,531,661	$86,036,522

Supplemental cash flow information:
Non-cash financing activities
Cash paid for taxes	$75,198	$159,510

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

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Use of Estimates – The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at June 30, 2024 and December 31, 2023.

Restricted Cash – At June 30, 2024 and December 31, 2023, restricted cash consisted of funds held specifically for our card product and pharma programs that are regulatory required or contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalents and restricted cash in various bank accounts primarily with one financial institution in the United States which at times, may exceed federally insured limits. If this financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has not experienced, nor does it anticipate any losses with respect to such accounts. At June 30, 2024 and December 31, 2023, the Company had approximately $179,881 and $59,958,918 in excess of federally insured bank account limits, respectively. In February of 2024, the Company initiated a program with one of our financial institution called deposit swapping, where the financial institution utilizes a third-party who is participating in reciprocal deposit networks. This program is an alternative way for our financial institution to offer us full Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits over $250,000. Under this program, deposit networks divide uninsured deposits into smaller units and distribute these monies among participating banks in the network, where the monies are fully FDIC insured.

As of June 30, 2024, the Company also had a concentration of accounts receivable risk. Three pharma program customers associated with our pharma patient affordability programs each individually represented 23%, 14%, and 11% of our accounts receivable balance. Two pharma program customers each individually represented 30% and 12% of our accounts receivable balance on December 31, 2023. These accounts receivable balances relate to passthrough claim reimbursements that have been paid on behalf of the pharma program customers.

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

Customer Card Funding – As of June 30, 2024 and December 31, 2023, customer card funding represents funds loaded or available to be loaded on cards for the Company’s card product programs.

Earnings Per Share – Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect on the diluted earnings per share calculation is anti-dilutive.

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

The portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem are referred to as breakage. In certain card programs where we hold the cardholder funds and expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life; provided that a significant reversal of the amount of breakage revenue recognized is not probable, and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. For each program, we utilize a third party to estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions. The Company accounts for breakage in accordance with Accounting Standards Update (“ASU”) 2016-04, Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards for the recognition of such revenue. Breakage revenue is recorded in other revenue on the consolidated statements of operations and was $33,995 and $86,786 for the three and six months ended June 30, 2024, respectively. Breakage revenue was $0 for the three and six months ended June 30, 2023.

The Company utilizes the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards or the respective card program. This has primarily been associated with the pharma prepaid business which ended in 2022. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation to refund any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, generally it has no contract assets. Settlement income was $0 for the three and six months ended June 30, 2024 and $211 for the three and six months ended June 30, 2023.

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

2.     FIXED ASSETS, NET

Fixed assets consist of the following:

	June 30, 2024	December 31, 2023
Equipment	$2,504,196	$2,399,243
Software	433,004	345,057
Furniture and fixtures	762,144	757,662
Website costs	69,881	69,881
Leasehold improvements	236,904	236,904
	4,006,129	3,808,747
Less: accumulated depreciation	(2,898,277)	(2,719,098)
Fixed assets, net	$1,107,852	$1,089,649

Depreciation expense for the three months ended June 30, 2024 and 2023 was $86,823 and $107,615, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $177,923 and $215,961, respectively

3.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2024	December 31, 2023
Patents and trademarks	$38,186	$38,186
Platform	24,712,437	20,391,118
Customer lists and contracts	1,177,200	1,177,200
Licenses	216,901	216,901
Hosting implementation	43,400	43,400
Contract assets	272,600	150,000
	26,460,724	22,016,805
Less: accumulated amortization	(15,750,582)	(13,202,478)
Intangible assets, net	$10,710,142	$8,814,327

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years. Amortization expense for the three months ended June 30, 2024 and 2023 was $1,352,799 and $850,386, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 was $2,548,104 and $1,587,056, respectively.

4.     LEASE

The Company entered into an operating lease for an office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of June 30, 2024, the remaining lease term was 5.9 years and the discount rate was 6%.

Operating lease cost included in selling, general and administrative expenses was $189,020 and $378,039 for the three and six months ended June 30, 2024, respectively. Operating lease cost included in selling, general and administrative expenses was $196,214 and $379,435 for the three and six months ended June 30, 2023, respectively.

The following is the lease maturity analysis of our operating lease as of June 30, 2024:

Year ending December 31,

2024 (excluding the six months ended June 30, 2024)	$285,984
2025	612,006
2026	640,604
2027	640,604
2028	640,604
Thereafter	907,523
Total lease payments	3,727,325
Less: Imputed interest	(604,526)
Present value of future lease payments	3,122,799
Less: current portion of lease liability	(401,075)
Long-term portion of lease liability	$2,721,724

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

The opening and closing balances of the Company's liabilities are as follows:

	Six Months Ended June,
	2024	2023
Beginning balance	$92,282,124	$80,189,113
Increase (decrease), net	9,797,702	(1,823,268)
Ending balance	$102,079,826	$78,365,845

The amount of revenue recognized during the six months ended June 30, 2024 and 2023 that was included in the opening contract liability for prepaid cards was $2,319,630 and $2,020,224, respectively.

6.     COMMON STOCK

At June 30, 2024, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 53,782,382 shares of common stock issued and 53,084,374 shares of common stock outstanding, and no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three and six months ended June 30, 2024 was $670,138 and $1,334,089, respectively. Stock-based compensation expense related to Company grants for the three and six months ended June 30, 2023 was $830,426 and $1,448,670, respectively.

2024 Transactions – During the three and six months ended June 30, 2024, the Company issued 116,000 and 330,000 shares of common stock for vested stock awards and the exercise of stock options. The Company received proceeds of $24,000 for the exercise of stock options.

The Company granted 180,000 restricted stock awards during the three months ended June 30, 2024; the weighted average grant date fair value was $4.44. The Company granted 480,000 restricted stock awards during the six months ended June 30, 2024; the weighted average grant date fair value was $3.53. The restricted stock awards granted vest over a period of five years.

2023 Transactions – During the three and six months ended June 30, 2023 the Company issued 74,000 and 192,000 shares of common stock for vested stock awards and the exercise of stock options. The Company received proceeds of $9,600 for the exercise of stock options.

During the three and six months ended June 30, 2023 the Company repurchased 119,558 and 319,558 shares of its common stock at a cost of $311,649 or weighted average price of $2.61 and $977,667 or weighted average price of $3.06 per share, respectively.

The Company granted 80,000 restricted stock awards during the three months ended June 30, 2023; the weighted average grant date fair value was $3.40. The Company granted 350,000 restricted stock awards during the six months ended June 30, 2023; the weighted average grant date fair value was $2.96. The restricted stock awards granted vest over a period of two months to five years.

7.     BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income (loss) per common share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$697,102	$(104,156)	$1,006,198	$(264,286)
Denominator:
Weighted average common shares:
Denominator for basic calculation	53,008,286	52,259,002	52,926,462	52,330,829
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	1,068,682	–	941,642	–
Unvested restricted stock grants	1,784,818	–	1,506,232	–
Denominator for fully diluted calculation	55,861,786	52,259,002	55,374,336	52,330,829
Net income (loss) per common share:
Basic	$0.01	$(0.00)	$0.02	$(0.01)
Fully diluted	$0.01	$(0.00)	$0.02	$(0.01)

Anti-dilutive shares:
Stock options	–	1,815,000	–	1,815,000
Unvested restricted stock options	–	3,652,000	–	3,652,000

The potential common share equivalents are not added to the denominator for three and six months ended June 30, 2023 because the inclusion was anti-dilutive, and therefore, all such shares were excluded from the computation of diluted weighted average shares outstanding for both periods.

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

9.    INCOME TAX

The effective tax rates for the three months and six months ended June 30, 2024 and 2023 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the three months and six months ended June 30, 2024 varies from the three months and six months ended June 30, 2023 primarily as a result of tax benefits related to our stock-based compensation and changes to the Company’s valuation allowance recorded on its net deferred tax assets.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. As of June 30, 2024 and December 31, 2023, the Company recorded $1,129,164 in other receivables on the condensed consolidated balance sheet related to U.S. Federal Government refunds.

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

Our revenues include fees generated from cardholder fees, interchange, card program management fees, transaction claims processing fees, breakage, and settlement income. Revenue from cardholder fees, interchange, card program management fees, and transaction claims processing fees is recorded when the performance obligation is fulfilled. Breakage is recorded ratably over the estimated card life based on historical redemption patterns, market-specific trends, escheatment rules, and existing economic conditions and relates solely to our open-loop gift card business which began at the end of 2022. Settlement income is recorded at the expiration of the card or card program and relates primarily to our pharma prepaid business which ended in 2022.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

The following table summarizes our consolidated financial results for the three months ended June 30, 2024 in comparison to the three months ended June 30, 2023:

	Three Months Ended June 30, (Unaudited)		Variance
	2024	2023	$	%
Revenues
Plasma industry	$11,273,262	$10,014,461	$1,258,801	12.6%
Pharma industry	2,674,901	729,236	1,945,665	266.8%
Other	383,436	297,354	86,082	28.9%
Total revenues	14,331,599	11,041,051	3,290,548	29.8%
Cost of revenues	6,745,836	5,425,311	1,320,525	24.3%
Gross profit	7,585,763	5,615,740	1,970,023	35.1%
Gross margin %	52.9%	50.9%

Operating expenses
Selling, general and administrative	6,020,464	5,304,625	715,839	13.5%
Depreciation and amortization	1,439,622	958,001	481,621	50.3%
Total operating expenses	7,460,086	6,262,626	1,197,460	19.1%
Income (loss) from operations	$125,677	$(646,886)	$772,563	NM

Net income (loss)	$697,102	$(104,156)	$801,258	NM
Net margin %	4.9%	(0.9% )

The increase in total revenues of $3,290,548 for the three months ended June 30, 2024 compared to the same period in the prior year consisted primarily of a $1,258,801 increase in plasma revenue, a $1,945,665 increase in pharma revenue, and a $86,082 increase in other revenue. The increase in plasma revenue was primarily due to the addition of 35 new plasma centers since June 30, 2023 and rise in the number of donations at existing plasma centers, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as there continues to be an increase in demand for plasma driven by global increases in plasma protein therapies. The increase in pharma revenue was primarily due to the launch of 30 net new pharma patient affordability programs since June 30, 2023 and the subsequent growth in monthly management and setup fees, claim processing fees, and other billable services such as call center support. The increase in other revenue was primarily due to the growth and usage in the number of cardholders of our payroll, retail, and corporate incentive programs.

Cost of revenues for the three months ended June 30, 2024 increased $1,320,525 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, fraud charges, and sales and commission expense. Cost of revenues increased during the second quarter primarily due to increases in cardholder usage activity and associated network expenses, such as interchange and ATM costs, network expenses and sales commissions related to the growth in our pharma patient affordability business, fraud charges, postage, and customer service expenses associated with wage inflation pressures and the overall growth in our business, offset by a decline in plastics and collateral.

Gross profit for the three months ended June 30, 2024 increased $1,970,023 compared to the same period in the prior year, resulting primarily from the increase in plasma revenue and the beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third-parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. Gross profit also benefited from the growth in our pharma patient affordability business. The increase in gross profit was offset by price increases from many of our third-party service providers, and an increase in customer service expenses mentioned above. The increase in gross margin resulted from the aforementioned factors.

Selling, general  and administrative expenses for the three months ended June 30, 2024 increased $715,839 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $1,301,000 due to continued hiring to support the Company’s growth, a tight labor market, and increased benefit costs; (ii) technologies and telecom of approximately $372,000 primarily related to ongoing platform security investments; and (iii) all other operating expenses of approximately $12,000. This increase was offset by a decrease in stock compensation of approximately $160,000, a decrease in outside professional services of approximately $162,000, and an increase of $647,000 in the amount of capitalized platform development costs.

Depreciation and amortization expense for the three months ended June 30, 2024 increased $481,621 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform and employment growth.

For the three months ended June 30, 2024, we recorded income from operations of $125,677 representing an improvement of $772,563 compared to loss from operations of $646,886 during the same period in the prior year, related to the aforementioned factors.

Other income for the three months ended June 30, 2024 increased $212,490 primarily related to an increase in interest rates and the associated interest income received on higher average bank account balances at our sponsor bank.

At June 30, 2024, our income tax expense was $241,932, which equates to an effective tax rate of 25.8% primarily as a result of tax benefits related to our stock-based compensation and changes to the Company’s valuation allowance recorded on its net deferred tax assets. We recorded an income tax expense of $58,137 for the three months ended June 30, 2023, which equates to an effective tax rate of (126.3%) primarily as a result of state taxes, a pretax loss, and full valuation on our deferred tax asset.

The net income for the three months ended June 30, 2024 was $697,102, an improvement of $801,258 compared to the net loss of $104,156 for the three months ended June 30, 2023. The overall change in net income relates to the aforementioned factors.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

The following table summarizes our consolidated financial results for the six months ended June 30, 2024 in comparison to the six months ended June 30, 2023:

	Six Months Ended June 30, (Unaudited)		Variance
	2024	2023	$	%
Revenues
Plasma industry	$21,641,296	$19,374,528	$2,266,768	11.7%
Pharma industry	5,063,545	1,318,798	3,744,747	284.0%
Other	816,832	491,015	325,817	66.4%
Total revenues	27,521,673	21,184,341	6,337,332	29.9%
Cost of revenues	12,996,659	10,520,932	2,475,727	23.5%
Gross profit	14,525,014	10,663,409	3,861,605	36.2%
Gross margin %	52.8%	50.3%

Operating expenses
Selling, general and administrative	11,931,662	10,250,075	1,681,587	16.4%
Depreciation and amortization	2,726,027	1,803,017	923,010	51.2%
Total operating expenses	14,657,689	12,053,092	2,604,597	21.6%
Loss from operations	$(132,675)	$(1,389,683)	$1,257,008	NM

Net income (loss)	$1,006,198	$(264,286)	$1,270,484	NM
Net margin %	3.7%	(1.2% )

The increase in total revenues of $6,337,332 for the six months ended June 30, 2024 compared to the same period in the prior year consisted primarily of a $2,266,768 increase in plasma revenue, a $3,744,747 increase in pharma revenue, and a $325,817 increase in other revenue. The increase in plasma revenue was primarily due to the addition of 35 new plasma centers since June 30, 2023 and rise in the number of donations at existing plasma centers, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as there continues to be an increase in demand for plasma driven by global increases in plasma protein therapies. The increase in pharma revenue was primarily due to the launch of 30 net new pharma patient affordability programs since June 30, 2023 and the subsequent growth in monthly management and setup fees, claim processing fees, and other billable services such as call center support. The increase in other revenue was primarily due to the growth and usage in the number of cardholders of our payroll, retail, and corporate incentive programs.

Cost of revenues for the six months ended June 30, 2024 increased $2,475,727 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, fraud charges, and sales and commission expense. Cost of revenues increased during the second quarter primarily due to increases in cardholder usage activity and associated network expenses such as interchange and ATM costs, network expenses and sales commissions related to the growth in our pharma patient affordability business, fraud charges, postage, and customer service expenses associated with wage inflation pressures and the overall growth in our business, offset by a decline in plastics and collateral.

Gross profit for the six months ended June 30, 2024 increased $3,861,605 compared to the same period in the prior year resulting primarily from the increase in plasma revenue and the beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. Gross profit also benefited from the growth in our pharma patient affordability business. The increase in gross profit was offset by price increases from many of our third-party service providers, and an increase in customer service expenses mentioned above. The increase in gross margin resulted from the aforementioned factors.

Selling, general  and administrative expenses for the six months ended June 30, 2024 increased $1,681,587 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $2,191,000 due to continued hiring to support the Company’s growth, a tight labor market, and increased benefit costs; (ii) technologies and telecom expense of approximately $684,000 primarily related to ongoing platform security investments; and (iii) all other operating expenses of approximately $38,000. This increase was offset by a decrease in non-IT professional audit and legal services of approximately $251,000, a decrease in stock compensation of approximately $115,000 and an $865,000 increase in the amount of capitalized platform development costs.

Depreciation and amortization expense for the six months ended June 30, 2024 increased $923,010 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform and employment growth.

For the six months ended June 30, 2024, we recorded a loss from operations of $132,675 representing an improvement of $1,257,008 compared to loss from operations of $1,389,683 during the same period in the prior year related to the aforementioned factors.

Other income for the six months ended June 30, 2024 increased $359,637 primarily related to an increase in interest rates and the associated interest income received on higher average bank account balances at our sponsor bank.

At June 30, 2024, our income tax expense was $405,828, which equates to an effective tax rate of 28.7% primarily as a result of tax benefits related to our stock-based compensation and changes to the Company’s valuation allowance recorded on its net deferred tax assets. We recorded an income tax expense of $59,667 for the six months ended June 30, 2023, which equates to an effective tax rate of (29.2%) primarily as a result of state taxes, a pretax loss, and full valuation on our deferred tax asset.

The net income for the six months ended June 30, 2024 was $1,006,198, an improvement of $1,270,484 compared to the net loss of $264,286 for the six months ended June 30, 2023. The overall change in net income relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards: Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume loaded on cards was $456 million and $405 million for the three months ended June 30, 2024 and 2023, respectively. Our gross dollar volume loaded on cards was $882 million and $783 million for the six months ended June 30, 2024 and 2023, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards: Represents revenues, gross profit or net income (loss) conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income (loss), respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income (loss). Our total revenue conversion rates for the three months ended June 30, 2024 and 2023 were 3.14% or 314 basis points (“bps”), and 2.73% or 273 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended June 30, 2024 and 2023 were 1.66% or 166 bps, and 1.39% or 139 bps, respectively, of gross dollar volume loaded on cards. Our net income (loss) conversion rates for the three months ended June 30, 2024 and 2023 were 0.14% or 14 bps, and (0.03)% or (3) bps, respectively, of gross dollar volume loaded on cards. Our total revenue conversion rates for the six months ended June 30, 2024 and 2023 were 3.12% or 312 basis points bps, and 2.70% or 270 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the six months ended June 30, 2024 and 2023 were 1.65% or 165 bps, and 1.36% or 136 bps, respectively, of gross dollar volume loaded on cards. Our net income (loss) conversion rates for the six months ended June 30, 2024 and 2023 were 0.11% or 11 bps, and (0.03)% or (3) bps, respectively, of gross dollar volume loaded on cards.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$697,102	$(104,156)	$1,006,198	$(264,286)
Income tax provision	241,932	58,137	405,828	59,667
Interest income, net	(813,357)	(600,867)	(1,544,701)	(1,185,064)
Depreciation and amortization	1,439,622	958,001	2,726,027	1,803,017
EBITDA	1,565,299	311,115	2,593,352	413,334
Stock-based compensation	670,138	830,426	1,334,089	1,448,670
Adjusted EBITDA	$2,235,437	$1,141,541	$3,927,441	$1,862,004

Liquidity and Capital Resources

Capital Resources

The following table sets forth the major sources and uses of cash:

	Six Months Ended June 30, (Unaudited)
	2024	2023
Net cash provided by operating activities	$28,796,693	$151,348
Net cash used in investing activities	(4,640,045)	(3,044,110)
Net cash provided by (used in) financing activities	24,000	(968,067)
Net increase (decrease) in cash and restricted cash	$24,180,648	$(3,860,829)

Comparison of Six Months Ended June 30, 2024 and 2023

During the six months ended June 30, 2024 and 2023, we financed our operations through internally generated funds.

Operating activities provided $28,796,693 of cash as of June 30, 2024, an increase of $28,645,345 compared to the same period last year. This change in cash flow is primarily due to increases in operating assets and liabilities. The changes in accounts receivable, accounts payable, and customer card funding are primarily related to the growth in our pharma patient affordability business and timing of payments as we are invoiced by third-party service providers at the end of the period and are due monies from our pharma patient affordability customers to cover these third-party payables. The increase in cash flows from operating activities was also impacted by net income and non-cash adjustments for depreciation and amortization, deferred income taxes, stock-based compensation, and lease expenses.

We used net cash in investing activities during the six months ended June 30, 2024 and 2023 of $4,640,045 and $3,044,110, respectively. Cash used for investing activities was primarily attributed to an increase in the capitalization of internally developed software as we continue to invest in our technology platform.

Finance activities provided cash of $24,000 during the six months ended June 30, 2024, related to the proceeds received for the exercise of stock options. Financing activities during the six months ended June 30,2023 used $968,067 in cash, attributable to the repurchase of 319,558 shares of the Company’s common stock at a weighted average price of $3.06 per share offset by proceeds received of $9,600 for the exercise of stock options.

Our significant contractual cash requirements also include ongoing payments for lease liabilities. For additional information regarding our cash commitments and contractual obligations, see “Note 5 – LEASE” in the notes to the accompanying consolidated financial statements.

Sources of Liquidity

Unrestricted cash was $31,290,865 as of June 30, 2024, an increase of $23,620,188 compared to the same period in the prior year. The increase resulted primarily from the improvement in our operating results and payment timing on passthrough claim reimbursement receivables and related payables associated with our patient affordability business, in the amount of $22,708,655. We believe that our available cash on hand, excluding restricted cash, at June 30, 2024 of $31,290,865, along with our forecast for revenues and cash flows for the remainder of 2024 and through the second quarter of 2026, will be sufficient to sustain our operations for the next twenty-four months. In light of the elevated interest rates and increased refinancing risks related to commercial real estate holdings on bank balance sheets, we continue to monitor the health and soundness of our bank relationships through publicly available information. Based on recent SEC filings, we have not discovered any issues that would cause us to alter our bank relationships.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2024, we issued, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, a total of 116,000 shares of common stock for restricted stock awards previously earned and vested to certain directors, consultants and employees and the exercise of stock options.

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2024 – April 30, 2024	–	–	–	$3,872,116
May 1, 2024 – May 31, 2024	–	–	–	3,872,116
June 1, 2024 – June 30, 2024	–	–	–	3,872,116
Total	–	–	–	$3,872,116

(1) On March 21, 2023, our Board authorized a stock repurchase program to repurchase up to $5 million of our common stock, subject to certain conditions, in the open market, in privately negotiated transactions, or by other means in compliance with Rule 10b-18 under the Exchange Act. The program is expected to be completed within 36 months from the commencement date. As of June 30, 2024, the Company repurchased 394,558 shares of common stock for $1,127,884 at a weighted average price of $2.86 per share.

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

PAYSIGN, INC.

Date: August 1, 2024	/s/ Mark Newcomer
By: Mark Newcomer, President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2024	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (Principal Financial and Accounting Officer)

