Form 10-Q
period 2024-09-30
Paysign, Inc.
filed 2024-11-06
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,548,374 shares as of October 31, 2024.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
Current assets
Cash	$10,293,207	$16,994,705
Restricted cash	100,272,166	92,356,308
Accounts receivable, net	32,796,871	16,222,341
Other receivables	1,736,387	1,585,983
Prepaid expenses and other current assets	2,400,674	2,020,781
Total current assets	147,499,305	129,180,118

Fixed assets, net	1,138,492	1,089,649
Intangible assets, net	11,561,703	8,814,327
Operating lease right-of-use asset	2,900,611	3,215,025
Deferred tax asset, net	3,873,953	4,299,730

Total assets	$166,974,064	$146,598,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$35,349,723	$26,517,567
Operating lease liability, current portion	424,366	383,699
Customer card funding	100,091,865	92,282,124
Total current liabilities	135,865,954	119,183,390

Operating lease liability, long-term portion	2,601,801	2,928,078

Total liabilities	138,467,755	122,111,468

Commitments and contingencies (Note 8)	–	–

Stockholders’ equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 54,324,382 and 53,452,382 issued at September 30, 2024 and December 31, 2023, respectively	54,324	53,452
Additional paid-in capital	23,935,238	21,999,722
Treasury stock at cost, 798,008 and 698,008 shares, respectively	(1,638,379)	(1,277,884)
Retained earnings	6,155,126	3,712,091
Total stockholders’ equity	28,506,309	24,487,381

Total liabilities and stockholders’ equity	$166,974,064	$146,598,849

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Plasma industry	$11,439,534	$11,061,712	$33,080,830	$30,436,240
Pharma industry	3,274,888	1,026,270	8,338,433	2,345,068
Other	542,009	312,343	1,358,841	803,358
Total revenues	15,256,431	12,400,325	42,778,104	33,584,666

Cost of revenues	6,783,117	6,068,207	19,779,776	16,589,139

Gross profit	8,473,314	6,332,118	22,998,328	16,995,527

Operating expenses
Selling, general and administrative	6,217,844	4,696,509	18,149,506	14,946,584
Depreciation and amortization	1,565,621	1,045,177	4,291,648	2,848,194
Total operating expenses	7,783,465	5,741,686	22,441,154	17,794,778

Income (loss) from operations	689,849	590,432	557,174	(799,251)

Other income
Interest income, net	800,715	615,324	2,345,416	1,800,388

Income before income tax provision	1,490,564	1,205,756	2,902,590	1,001,137
Income tax provision	53,727	105,152	459,555	164,819

Net income	$1,436,837	$1,100,604	$2,443,035	$836,318

Net income per share
Basic	$0.03	$0.02	$0.05	$0.02
Diluted	$0.03	$0.02	$0.04	$0.02

Weighted average common shares
Basic	53,450,613	52,548,101	53,102,454	52,404,049
Diluted	56,051,960	53,484,674	55,613,026	54,286,492

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2023	53,452,382	$53,452	$21,999,722	(698,008)	$(1,277,884)	$3,712,091	$24,487,381

Stock issued upon vesting of restricted stock	214,000	214	(214)	–	–	–	–
Stock-based compensation	–	–	663,951	–	–	–	663,951
Net income	–	–	–	–	–	309,096	309,096

Balance, March 31, 2024	53,666,382	53,666	22,663,459	(698,008)	(1,277,884)	4,021,187	25,460,428

Stock issued upon vesting of restricted stock	106,000	106	(106)	–	–	–	–
Exercise of stock options	10,000	10	23,990	–	–	–	24,000
Stock-based compensation	–	–	670,138	–	–	–	670,138
Net income	–	–	–	–	–	697,102	697,102

Balance, June 30, 2024	53,782,382	53,782	23,357,481	(698,008)	(1,277,884)	4,718,289	26,851,668

Stock issued upon vesting of restricted stock	540,000	540	(540)	–	–	–	–
Exercise of stock options	2,000	2	4,798	–	–	–	4,800
Stock-based compensation	–	–	573,499	–	–	–	573,499
Repurchase of common stock	–	–	–	(100,000)	(360,495)	–	(360,495)
Net income	–	–	–	–	–	1,436,837	1,436,837

Balance, September 30, 2024	54,324,382	$54,324	$23,935,238	(798,008)	$(1,638,379)	$6,155,126	$28,506,309

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2022	52,650,382	$52,650	$19,137,281	(303,450)	$(150,000)	$(2,746,636)	$16,293,295

Stock issued upon vesting of restricted stock	118,000	118	(118)	–	–	–	–
Stock-based compensation	–	–	618,244	–	–	–	618,244
Repurchase of common stock	–	–	–	(200,000)	(666,018)	–	(666,018)
Net loss	–	–	–	–	–	(160,130)	(160,130)

Balance, March 31, 2023	52,768,382	52,768	19,755,407	(503,450)	(816,018)	(2,906,766)	16,085,391

Stock issued upon vesting of restricted stock	70,000	70	(70)	–	–	–	–
Exercise of stock options	4,000	4	9,596	–	–	–	9,600
Stock-based compensation	–	–	830,426	–	–	–	830,426
Repurchase of common stock	–	–	–	(119,558)	(311,649)	–	(311,649)
Net loss	–	–	–	–	–	(104,156)	(104,156)

Balance, June 30, 2023	52,842,382	52,842	20,595,359	(623,008)	(1,127,667)	(3,010,922)	16,509,612

Stock issued upon vesting of restricted stock	540,000	540	(540)	–	–	–	–
Stock-based compensation	–	–	709,750	–	–	–	709,750
Repurchase of common stock	–	–	–	(75,000)	(150,217)	–	(150,217)
Net income	–	–	–	–	–	1,100,604	1,100,604

Balance, September 30, 2023	53,382,382	$53,382	$21,304,569	(698,008)	$(1,277,884)	$(1,910,318)	$18,169,749

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$2,443,035	$836,318
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal assets	–	(4,862)
Stock-based compensation expense	1,907,588	2,158,420
Depreciation and amortization	4,291,648	2,848,194
Noncash lease expense	314,414	297,822
Deferred income taxes, net	425,777	–

Changes in operating assets and liabilities:
Accounts receivable	(16,574,530)	(2,597,107)
Other receivables	(150,404)	66,596
Prepaid expenses and other current assets	(379,893)	(545,943)
Accounts payable and accrued liabilities	8,832,156	3,556,238
Operating lease liability	(285,610)	(269,017)
Customer card funding	7,809,741	(2,166,595)
Net cash provided by operating activities	8,633,922	4,180,064

Cash flows from investing activities:
Purchase of fixed assets	(318,167)	(218,133)
Capitalization of internally developed software	(6,647,100)	(4,781,853)
Purchase of intangible assets	(122,600)	–
Net cash used in investing activities	(7,087,867)	(4,999,986)

Cash flows from financing activities:
Proceeds from exercise of options	28,800	9,600
Repurchase of common stock	(360,495)	(1,127,884)
Net cash used in financing activities	(331,695)	(1,118,284)

Net change in cash and restricted cash	1,214,360	(1,938,206)
Cash and restricted cash, beginning of period	109,351,013	89,897,351

Cash and restricted cash, end of period	$110,565,373	$87,959,145

Cash and restricted cash reconciliation:
Cash	$10,293,207	$9,936,627
Restricted cash	100,272,166	78,022,518
Total cash and restricted cash	$110,565,373	$87,959,145

Supplemental cash flow information:
Non-cash financing activities
Cash paid for taxes	$107,264	$185,310

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

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Segment Reporting – The Company operates as one business, a vertically integrated provider of prepaid card products and processing services. The Company’s chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes a consolidated approach to assess the performance of and allocate resources to the business. Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes

Use of Estimates – The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at September 30, 2024 and December 31, 2023.

Restricted Cash – At September 30, 2024 and December 31, 2023, restricted cash consisted of funds held specifically for our card product and pharma programs that are regulatory required or contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

Reimbursement Receivables – As of September 30, 2024 and December 31, 2023, accounts receivable included $29,136,803 and $14,111,655, respectively, of customer reimbursement balances of pass-through claims, which are fully offset in accounts payable and accrued liabilities. Accounts receivable also include accruals and trade receivables for program management and processing fees that have terms pursuant to their related contracts.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalents and restricted cash in various bank accounts primarily with one financial institution in the United States, which at times may exceed federally insured limits. If this financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has not experienced, nor does it anticipate any losses with respect to such accounts. At September 30, 2024 and December 31, 2023, the Company had approximately $43,104 and $59,958,918, respectively, in excess of federally insured bank account limits. In February of 2024, the Company initiated a program with one of our financial institutions called deposit swapping, where the financial institution utilizes a third-party who is participating in reciprocal deposit networks. This program is an alternative way for our financial institution to offer us full Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits over $250,000. Under this program, deposit networks divide uninsured deposits into smaller units and distribute these monies among participating banks in the network, where the monies are fully FDIC insured.

As of September 30, 2024, the Company also had a concentration of accounts receivable risk. Two pharma program customers associated with our pharma patient affordability programs each individually represented 20% and 18% of our accounts receivable balance. Two pharma program customers each individually represented 30% and 12% of our accounts receivable balance on December 31, 2023. These accounts receivable balances relate to passthrough claim reimbursements that have been paid on behalf of the pharma program customers.

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

Intangible assets with a finite life are amortized on a straight-line basis over each asset’s estimated useful life, which is generally 3 to 15 years.

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

Customer Card Funding – As of September 30, 2024 and December 31, 2023, customer card funding represents funds loaded or available to be loaded on cards for the Company’s card product programs.

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

The portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem are referred to as breakage. In certain card programs where we hold the cardholder funds and expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life; provided that a significant reversal of the amount of breakage revenue recognized is not probable, and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. For each program, we utilize a third party to estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions. The Company accounts for breakage in accordance with Accounting Standards Update (“ASU”) 2016-04, Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards for the recognition of such revenue. Breakage revenue is recorded in other revenue on the consolidated statements of operations and was $19,331 and $106,117 for the three and nine months ended September 30, 2024, respectively. Breakage revenue was $0 for the three and nine months ended September 30, 2023.

The Company utilizes the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards or the respective card program. This has primarily been associated with the pharma prepaid business which ended in 2022. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation to refund any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, generally it has no contract assets. Settlement income was $0 for the three and nine months ended September 30, 2024 and $211 for the three and nine months ended September 30, 2023.

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

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures”, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”) and a description of other segment items by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures as the Company has a single reportable segment.

2.     FIXED ASSETS, NET

Fixed assets consisted of the following:

	September 30, 2024	December 31, 2023
Equipment	$2,597,744	$2,399,243
Software	461,496	345,057
Furniture and fixtures	762,144	757,662
Website costs	69,881	69,881
Leasehold improvements	236,904	236,904
	4,128,169	3,808,747
Less: accumulated depreciation	(2,989,677)	(2,719,098)
Fixed assets, net	$1,138,492	$1,089,649

Depreciation expense for the three months ended September 30, 2024 and 2023 was $91,401 and $107,967, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $269,324 and $323,928, respectively

3.     INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	September 30, 2024	December 31, 2023
Patents and trademarks	$38,186	$38,186
Platform	27,038,218	20,391,118
Customer lists and contracts	1,177,200	1,177,200
Licenses	216,901	216,901
Hosting implementation	43,400	43,400
Contract assets	272,600	150,000
	28,786,505	22,016,805
Less: accumulated amortization	(17,224,802)	(13,202,478)
Intangible assets, net	$11,561,703	$8,814,327

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years. Amortization expense for the three months ended September 30, 2024 and 2023 was $1,474,220 and $937,210, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was $4,022,324 and $2,524,266, respectively.

4.     LEASE

The Company entered into an operating lease for an office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of September 30, 2024, the remaining lease term was 5.7 years and the discount rate was 6%.

Operating lease cost included in selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 was $190,603 and $186,470, respectively. Operating lease cost included in selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023 was $568,642 and $565,905, respectively.

The following is the lease maturity analysis of our operating lease as of September 30, 2024:

Year ending December 31,

2024 (excluding the nine months ended September 30, 2024)	$142,992
2025	612,006
2026	640,604
2027	640,604
2028	640,604
Thereafter	907,523
Total lease payments	3,584,333
Less: Imputed interest	(558,166)
Present value of future lease payments	3,026,167
Less: current portion of lease liability	(424,366)
Long-term portion of lease liability	$2,601,801

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

The opening and closing balances of the Company's liabilities were as follows:

	Nine months ended September 30,
	2024	2023
Beginning balance	$92,282,124	$80,189,113
Increase (decrease), net	7,809,741	(2,166,595)
Ending balance	$100,091,865	$78,022,518

The amount of revenue recognized during the nine months ended September 30, 2024 and 2023 that was included in the opening contract liability for prepaid cards was $2,319,630 and $2,020,224, respectively.

6.     COMMON STOCK

At September 30, 2024, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 54,324,382 shares of common stock issued and 53,526,374 shares of common stock outstanding, and no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three months ended September 30, 2024 and 2023 was $573,499 and $709,750, respectively. Stock-based compensation expense related to Company grants for the nine months ended September 30, 2024 and 2023 was $1,907,588 and $2,158,420, respectively.

2024 Transactions – During the three and nine months ended September 30, 2024, the Company issued 542,000 and 872,000 shares of common stock, respectively, for vested stock awards and the exercise of stock options. The Company received proceeds during the three and nine months ended September 30, 2024 of $4,800 and $28,800, respectively, for the exercise of stock options.

During the three and nine months ended September 30, 2024 the Company repurchased 100,000 shares of its common stock at a cost of $360,495 or weighted average price of $3.60 per share.

The Company granted 140,000 restricted stock awards during the three months ended September 30, 2024; the weighted average grant date fair value was $4.30. The Company granted 620,000 restricted stock awards during the nine months ended September 30, 2024; the weighted average grant date fair value was $3.71. The restricted stock awards granted vest over a period of eight months to five years.

2023 Transactions – During the three and nine months ended September 30, 2023, the Company issued 540,000 and 732,000 shares of common stock, respectively, for vested stock awards and the exercise of stock options. The Company received proceeds of $9,600 for the exercise of stock options.

During the three and nine months ended September 30, 2023 the Company repurchased 75,000 and 394,558 shares of its common stock at a cost of $150,217 or weighted average price of $2.00 and $1,127,884 or weighted average price of $2.86 per share, respectively.

The Company also granted 0 and 350,000 restricted stock awards, respectively, during the three and nine months ended September 30, 2023. The stock awards granted, have a weighted average grant date fair value of $2.96 and vest over a period of two months to five years.

7.     BASIC AND FULLY DILUTED NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$1,436,837	$1,100,604	$2,443,035	$836,318
Denominator:
Weighted average common shares:
Denominator for basic calculation	53,450,613	52,548,101	53,102,454	52,404,049
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	1,089,063	472,791	991,804	745,193
Unvested restricted stock grants	1,512,284	463,782	1,518,768	1,137,250
Denominator for fully diluted calculation	56,051,960	53,484,674	55,613,026	54,286,492
Net income per common share:
Basic	$0.03	$0.02	$0.05	$0.02
Fully diluted	$0.03	$0.02	$0.04	$0.02

8.     COMMITMENTS AND CONTINGENCIES

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three securities class action complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. On May 22, 2023, Defendants filed an Answer to the Amended Complaint. On December 15, 2023, the parties agreed in principle to a proposed settlement of the Securities Class Action and Plaintiffs filed a Consented Motion for Preliminary Approval of Settlement. On January 4, 2024, the Court preliminarily approved a settlement in the amount of $3,750,000, the entirety of which came from the Company’s directors-and-officers insurance policy, for the referenced class of purchasers, and scheduled a final approval hearing for April 17, 2024. On April 17, 2024, the Court conducted the final approval hearing and approved the settlement and, on April 18, 2024, issued an order and final judgment thereon.

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

On October 4, 2024, the parties to the four shareholder derivative actions agreed to a mediator’s proposal to settle all four actions. The parties are currently in the process of documenting that settlement and intend to submit the proposed settlement to the district court for approval pursuant to Rule 23.1 of the Federal Rules of Civil Procedure.

The four shareholder derivative actions settled by the Company agree to certain corporate therapeutics and the payment of a total of $607,500 in attorneys’ fees split among counsel in all four of the existing derivative actions, which will be paid by the Company’s insurer.

9.    INCOME TAX

The effective tax rates for the three months and nine months ended September 30, 2024 and September 30, 2023 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the three months and nine months ended September 30, 2024 varies from the three months and nine months ended September 30, 2023 primarily as a result of tax benefits related to the Company’s stock-based compensation and changes to the Company’s valuation allowance recorded on its net deferred tax assets.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. As of September 30, 2024 and December 31, 2023, the Company recorded $1,129,164 in other receivables on the condensed consolidated balance sheet related to U.S. Federal Government refunds.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. These Forward-Looking Statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “propose,” “may,” and other similar expressions identify Forward-Looking Statements. Specific forward-looking statements made herein include our belief that we do not anticipate any losses with respect to accounts with balances exceeding federally insured limits; our expected lease obligations for subsequent years; our belief that our platform can be seamlessly integrated with our clients’ systems; our belief that our distinctive positioning allows us to provide end-to end technologies that securely manage transaction processing, cardholder enrollment, value loading, account management, data and analytics, and customer service; our belief that our architecture is known for its cross-platform compatibility, flexibility, and scalability – allowing our clients and partners to leverage these advantages for cost savings and revenue opportunities; our expectation that in the future we will expand our product into other prepaid card offerings such as travel cards and expense reimbursement cards; our focus of our marketing efforts on corporate incentive and expense prepaid card products in various market verticals; our plan for 2024 to continue to invest additional funds in technology improvements, sales and marketing, cybersecurity, fraud, customer service, and regulatory compliance; our belief that from time to time we evaluate raising capital to enable us to diversify into new market verticals; our belief that if we do not raise new capital, that we will still be able to support our existing business and expand into new vertical markets using internally generated funds; our belief that the following measures are the primary indicators of our quarterly and annual revenues: gross dollar volume on loaded cards and conversion rates on gross dollar volume loaded on cards; our belief that the following are also key performance indicators: revenues, gross profit, operational expenses as a percent of revenues, cardholder participation, and EBITDA; and our belief that our available cash on hand, excluding restricted cash, along with our forecast for revenues and cash flows for the remainder of 2024 and through the third quarter of 2026, will be sufficient to sustain our operations for the next 24 months. In the normal course of our business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain, or may contain, Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. In addition, any statements that refer to expectations, projections, estimates, forecasts, or other characterizations of future events or circumstances are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the Forward-Looking Statements. Such important factors (“Important Factors”) and other factors are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in other reports filed with the Securities and Exchange Commission (the “SEC”) from time to time. All prior and subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward-Looking Statement made by or on behalf of us. You are cautioned not to place undue reliance on these Forward-Looking Statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these Forward-Looking Statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the SEC.

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

Non-Reloadable Cards: These are generally one-time use cards that are only active until the funds initially loaded to the card are spent. These types of cards are generally used as gift or incentive cards. Typically, these types of cards are used for the purchase of goods or services at retail locations and cannot be used to receive cash.

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

The prepaid card market in the United States has experienced significant growth in recent years due to consumers and merchants embracing improved technology, greater convenience, more product choices and greater flexibility. Prepaid cards have also proven to be an attractive alternative to traditional bank accounts for certain segments of the population, particularly those without, or who could not qualify for, a checking or savings account.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

The following table summarizes our consolidated financial results for the three months ended September 30, 2024 in comparison to the three months ended September 30, 2023:

	Three Months Ended September 30, (Unaudited)		Variance
	2024	2023	$	%
Revenues
Plasma industry	$11,439,534	$11,061,712	$377,822	3.4%
Pharma industry	3,274,888	1,026,270	2,248,618	219.1%
Other	542,009	312,343	229,666	73.5%
Total revenues	15,256,431	12,400,325	2,856,106	23.0%
Cost of revenues	6,783,117	6,068,207	714,910	11.8%
Gross profit	8,473,314	6,332,118	2,141,196	33.8%
Gross margin %	55.5%	51.1%

Operating expenses
Selling, general and administrative	6,217,844	4,696,509	1,521,335	32.4%
Depreciation and amortization	1,565,621	1,045,177	520,444	49.8%
Total operating expenses	7,783,465	5,741,686	2,041,779	35.6%
Income from operations	$689,849	$590,432	$99,417	16.8%

Other income	$800,715	$615,324	$185,391	30.1%

Net income	$1,436,837	$1,100,604	$336,233	30.5%
Net margin %	9.42%	8.9%

The increase in total revenues of $2,856,106 for the three months ended September 30, 2024 compared to the same period in the prior year consisted primarily of a $377,822 increase in plasma revenue, a $2,248,618 increase in pharma revenue, and a $229,666 increase in other revenue. The increase in plasma revenue was primarily due to the addition of 16 net new plasma centers since September 30, 2023 and rise in the number of donations at existing plasma centers, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as there continues to be an increase in demand for plasma driven by global increases in plasma protein therapies. The increase in pharma revenue was primarily due to the launch of 32 net new pharma patient affordability programs since September 30, 2023 and the subsequent growth in monthly management and setup fees, claim processing fees, and other billable services such as call center support. The increase in other revenue was primarily due to the growth and usage in the number of cardholders of our payroll, retail, and corporate incentive programs.

Cost of revenues for the three months ended September 30, 2024 increased $714,910 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. The increase in cost of revenues consisted primarily of (i) increased customer care expense of approximately $293,000 associated with the growth in our business, wage inflation pressures, a tight labor market, and increased benefit costs; (ii) increased third-party program management of approximately $173,000 associated with our pharma revenue; (iii) increased sales commission expense of approximately $175,000 related to the increase in overall revenue for programs in which we pay commission expenses; (iv) increased fraud charges of approximately $123,000; and (v) and increased network fees of approximately $34,000, which was driven predominantly by increased ATM network usage associated with growth in our card programs and increases in transaction fees related to inflationary pressures. These increases were offset by a decline in postage of approximately $42,000 and a decline in plastics and collateral of approximately $36,000.

Gross profit for the three months ended September 30, 2024 increased $2,141,196 compared to the same period in the prior year, resulting primarily from the increase in plasma revenue and the beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third-parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. Gross profit also benefited from the growth in our pharma patient affordability business. The increase in gross profit was offset by price increases from many of our third-party service providers, and an increase in customer service and fraud expenses mentioned above. The increase in gross margin resulted from the aforementioned factors.

Selling, general  and administrative expenses for the three months ended September 30, 2024 increased $1,521,335 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $1,821,000 due to continued hiring to support the Company’s growth, a tight labor market, and increased benefit costs; (ii) technologies and telecom of approximately $279,000 primarily related to ongoing platform security investments; and (iii) all other operating expenses of approximately $16,000. This increase was offset by a decrease in stock compensation of approximately $136,000 and an increase of $459,000 in the amount of capitalized platform development costs.

Depreciation and amortization expense for the three months ended September 30, 2024 increased $520,444 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform and employment growth.

For the three months ended September 30, 2024, we recorded income from operations of $689,849 representing an improvement of $99,417 compared to income from operations of $590,432 during the same period in the prior year, related to the aforementioned factors.

Other income for the three months ended September 30, 2024 increased $185,391 primarily related to an increase in interest rates and the associated interest income received on higher average bank account balances at our sponsor bank.

At September 30, 2024, our income tax expense was $53,727, which equates to an effective tax rate of 3.6% primarily as a result of tax benefits related to our stock-based compensation and changes to the Company’s valuation allowance recorded on its net deferred tax assets. We recorded an income tax expense of $105,152 for the three months ended September 30, 2023, which equates to an effective tax rate of 8.7% primarily as a result of the full valuation on our deferred tax assets in both the current and prior period and the tax benefit related to our stock-based compensation.

The net income for the three months ended September 30, 2024 was $1,436,837, an improvement of $336,233 compared to the net income of $1,100,604 for the three months ended September 30, 2023. The overall change in net income relates to the aforementioned factors.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

The following table summarizes our consolidated financial results for the nine months ended September 30, 2024 in comparison to the nine months ended September 30, 2023:

	Nine months ended September 30, (Unaudited)		Variance
	2024	2023	$	%
Revenues
Plasma industry	$33,080,830	$30,436,240	$2,644,590	8.7%
Pharma industry	8,338,433	2,345,068	5,993,365	255.6%
Other	1,358,841	803,358	555,483	69.1%
Total revenues	42,778,104	33,584,666	9,193,438	27.4%
Cost of revenues	19,779,776	16,589,139	3,190,637	19.2%
Gross profit	22,998,328	16,995,527	6,002,801	35.3%
Gross margin %	53.8%	50.6%

Operating expenses
Selling, general and administrative	18,149,506	14,946,584	3,202,922	21.4%
Depreciation and amortization	4,291,648	2,848,194	1,443,454	50.7%
Total operating expenses	22,441,154	17,794,778	4,646,376	26.1%
Income (loss) from operations	$557,174	$(799,251)	$1,356,425	NM

Other income	$2,345,416	$1,800,388	$545,028	30.3%

Net income	$2,443,035	$836,318	$1,606,717	192.1%
Net margin %	5.7%	2.5%

The increase in total revenues of $9,193,438 for the nine months ended September 30, 2024 compared to the same period in the prior year consisted primarily of a $2,644,590 increase in plasma revenue, a $5,993,365 increase in pharma revenue, and a $555,483 increase in other revenue. The increase in plasma revenue was primarily due to the addition of 16 net new plasma centers since September 30, 2023 and rise in the number of donations at existing plasma centers, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as there continues to be an increase in demand for plasma driven by global increases in plasma protein therapies. The increase in pharma revenue was primarily due to the launch of 32 net new pharma patient affordability programs since September 30, 2023 and the subsequent growth in monthly management and setup fees, claim processing fees, and other billable services such as call center support. The increase in other revenue was primarily due to the growth and usage in the number of cardholders of our payroll, retail, and corporate incentive programs.

Cost of revenues for the nine months ended September 30, 2024 increased $3,190,637 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. The increase in cost of revenues consisted primarily of (i) increased network fees of approximately $1,413,000, which was driven predominantly by increased ATM network usage associated with growth in our card programs and increases in transaction fees related to inflationary pressures; (ii) increased sales commission expense of approximately $510,000 related to the increase in overall revenue for programs in which we pay commission expenses; (iii) increased customer care expense of approximately $637,000 associated with the growth in our business, wage inflation pressures, a tight labor market, and increased benefit costs; (iv) increased fraud charges of approximately $407,000; and (v) and increased third-party program management of approximately $409,000 related to the growth in our pharma patient affordability business. These increases were offset by a decline in plastics and collateral of approximately $161,000.

Gross profit for the nine months ended September 30, 2024 increased $6,002,801 compared to the same period in the prior year resulting primarily from the increase in plasma revenue and the beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. Gross profit also benefited from the growth in our pharma patient affordability business. The increase in gross profit was offset by price increases from many of our third-party service providers and an increase in customer service and fraud expenses mentioned above. The increase in gross margin resulted from the aforementioned factors.

Selling, general  and administrative expenses for the nine months ended September 30, 2024 increased $3,202,922 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $4,012,000 due to continued hiring to support the Company’s growth, a tight labor market, and increased benefit costs; (ii) technologies and telecom expense of approximately $963,000 primarily related to ongoing platform security investments; and (iii) all other operating expenses of approximately $77,000. This increase was offset by a decrease in non-IT professional audit and legal services of approximately $274,000, a decrease in stock compensation of approximately $251,000 and a $1,325,000 increase in the amount of capitalized platform development costs.

Depreciation and amortization expense for the nine months ended September 30, 2024 increased $1,443,454 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform and employment growth.

For the nine months ended September 30, 2024, we recorded income from operations of $557,174 representing an improvement of $1,356,425 compared to loss from operations of $799,251 during the same period in the prior year related to the aforementioned factors.

Other income for the nine months ended September 30, 2024 increased $545,028 primarily related to an increase in interest rates and the associated interest income received on higher average bank account balances at our sponsor bank.

At September 30, 2024, our income tax expense was $459,555, which equates to an effective tax rate of 15.8% primarily as a result of tax benefits related to our stock-based compensation and changes to the Company’s valuation allowance recorded on its net deferred tax assets. We recorded an income tax expense of $164,819 for the nine months ended September 30, 2023, which equates to an effective tax rate of 16.5% primarily as a result of the full valuation on our deferred tax assets in both the current and prior period and the tax benefit related to our stock-based compensation.

The net income for the nine months ended September 30, 2024 was $2,443,035, an improvement of $1,606,717 compared to the net income of $836,318 for the nine months ended September 30, 2023. The overall change in net income relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards: Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume loaded on cards was $456 million and $448 million for the three months ended September 30, 2024 and 2023, respectively. Our gross dollar volume loaded on cards was $1,339 million and $1,232 million for the nine months ended September 30, 2024 and 2023, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards: Represents revenues, gross profit or net income conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income, respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income. Our total revenue conversion rates for the three months ended September 30, 2024 and 2023 were 3.34% or 334 basis points (“bps”), and 2.77% or 277 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended September 30, 2024 and 2023 were 1.86% or 186 bps, and 1.41% or 141 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the three months ended September 30, 2024 and 2023 were 0.31% or 31 bps, and 0.25% or 25 bps, respectively, of gross dollar volume loaded on cards. Our total revenue conversion rates for the nine months ended September 30, 2024 and 2023 were 3.20% or 320 basis points bps, and 2.73% or 273 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the nine months ended September 30, 2024 and 2023 were 1.72% or 172 bps, and 1.38% or 138 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the nine months ended September 30, 2024 and 2023 were 0.18% or 18 bps, and 0.07% or 7 bps, respectively, of gross dollar volume loaded on cards.

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

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Reconciliation of Adjusted EBITDA to net income:
Net income	$1,436,837	$1,100,604	$2,443,035	$836,318
Income tax provision	53,727	105,152	459,555	164,819
Interest income, net	(800,715)	(615,324)	(2,345,416)	(1,800,388)
Depreciation and amortization	1,565,621	1,045,177	4,291,648	2,848,194
EBITDA	2,255,470	1,635,609	4,848,822	2,048,943
Stock-based compensation	573,499	709,750	1,907,588	2,158,420
Adjusted EBITDA	$2,828,969	$2,345,359	$6,756,410	$4,207,363

Liquidity and Capital Resources

Capital Resources

The following table sets forth the major sources and uses of cash:

	Nine months ended September 30, (Unaudited)
	2024	2023
Net cash provided by operating activities	$8,633,922	$4,180,064
Net cash used in investing activities	(7,087,867)	(4,999,986)
Net cash used in financing activities	(331,695)	(1,118,284)
Net increase (decrease) in cash and restricted cash	$1,214,360	$(1,938,206)

Comparison of Nine Months Ended September 30, 2024 and 2023

During the nine months ended September 30, 2024 and 2023, we financed our operations through internally generated funds.

Operating activities provided $8,633,922 of cash as of September 30, 2024, an increase of $4,453,858 compared to the same period last year. This change in cash flow is primarily due to increases in operating assets and liabilities. The changes in accounts receivable, accounts payable, and customer card funding are primarily related to the growth in our pharma patient affordability business and timing of payments as we are invoiced by third-party service providers at the end of the period and are due monies from our pharma patient affordability customers to cover these third-party payables. The increase in cash flows from operating activities was also impacted by net income and non-cash adjustments for depreciation and amortization, deferred income taxes, stock-based compensation, and lease expenses.

We used net cash in investing activities during the nine months ended September 30, 2024 and 2023 of $7,087,867 and $4,999,986, respectively. Cash used for investing activities was primarily attributed to an increase in the capitalization of internally developed software as we continue to invest in our technology platform.

Finance activities during the nine months ended September 30, 2024 used $331,695 in cash, attributable to the repurchase of 100,000 shares of the Company’s common stock at a weighted average price of $3.60 per share offset by proceeds received of $28,800 for the exercise of stock options. Financing activities during the nine months ended September 30, 2023 used $1,118,284 in cash, attributable to the repurchase of 394,558 shares of the Company’s common stock at a weighted average price of $2.86 per share offset by proceeds received of $9,600 for the exercise of stock options.

Our significant contractual cash requirements also include ongoing payments for lease liabilities. For additional information regarding our cash commitments and contractual obligations, see “Note 4 – LEASE” in the notes to the accompanying condensed consolidated financial statements.

Sources of Liquidity

Unrestricted cash was $10,293,207 as of September 30, 2024, an increase of $356,580 compared to the same period in the prior year. The increase resulted primarily from the improvement in our operating results. We believe that our available cash on hand, excluding restricted cash, at September 30, 2024 of $10,293,207, along with our forecast for revenues and cash flows for the remainder of 2024 and through the third quarter of 2026, will be sufficient to sustain our operations for the next 24 months. In light of the elevated interest rates and increased refinancing risks related to commercial real estate holdings on bank balance sheets, we continue to monitor the health and soundness of our bank relationships through publicly available information. Based on recent SEC filings, we have not discovered any issues that would cause us to alter our bank relationships.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three securities class action complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. On May 22, 2023, Defendants filed an Answer to the Amended Complaint. On December 15, 2023, the parties agreed in principle to a proposed settlement of the Securities Class Action and Plaintiffs filed a Consented Motion for Preliminary Approval of Settlement. On January 4, 2024, the Court preliminarily approved a settlement in the amount of $3,750,000, the entirety of which came from the Company’s directors-and-officers insurance policy, for the referenced class of purchasers, and scheduled a final approval hearing for April 17, 2024. On April 17, 2024, the Court conducted the final approval hearing and approved the settlement and, on April 18, 2024, issued an order and final judgment thereon.

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

On October 4, 2024, the parties to the four shareholder derivative actions agreed to a mediator’s proposal to settle all four actions. The parties are currently in the process of documenting that settlement and intend to submit the proposed settlement to the district court for approval pursuant to Rule 23.1 of the Federal Rules of Civil Procedure.

The four shareholder derivative actions settled by the Company agree to certain corporate therapeutics and the payment of a total of $607,500 in attorneys’ fees split among counsel in all four of the existing derivative actions, which will be paid by the Company’s insurer.

Item 1A. Risk Factors.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2024 – July 31, 2024	–	–	–	$3,872,116
August 1, 2024 – August 31, 2024	–	–	–	3,872,116
September 1, 2024 – September 30, 2024	100,000	3.60	100,000	3,511,621
Total	100,000	3.60	100,000	$3,511,621

(1) On March 21, 2023, our Board authorized a stock repurchase program to repurchase up to $5 million of our common stock, subject to certain conditions, in the open market, in privately negotiated transactions, or by other means in compliance with Rule 10b-18 under the Exchange Act. The program is expected to be completed within 36 months from the commencement date. As of September 30, 2024, the Company repurchased 494,558 shares of common stock for $1,488,379 at a weighted average price of $3.01 per share.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company, other than Mark Newcomer, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

On June 12, 2024, Mark Newcomer, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading plan, which plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on June 11, 2025 and provides for the purchase or sale of an aggregate of 1.2 million shares of common stock.

Item 6. Exhibits.

31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

______________

*	Filed/ furnished herewith, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYSIGN, INC.

Date: November 6, 2024	/s/ Mark Newcomer
By: Mark Newcomer, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (Principal Financial and Accounting Officer)

