Form 10-K
period 2024-12-31
Paysign, Inc.
filed 2025-03-26
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $114,359,582 based upon a market price of $4.33 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 53,747,674 as of March 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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

Our revenues include fees generated from cardholder fees, interchange, card program management fees, transaction claims processing fees, breakage, and settlement income. Revenue from cardholder fees, interchange, card program management fees, and transaction claims processing fees is recorded when the performance obligation is fulfilled. Breakage is recorded ratably over the estimated card life based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions and relates solely to our open-loop gift card business which began at the end of 2022. Settlement income is recorded at the expiration of the card program and relates predominantly to our pharma prepaid business which ended in 2022.

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

Consumers, both banked and unbanked, use prepaid cards such as general purpose reloadable (“GPR”) cards, to conduct their day-to-day financial transactions such as paying bills, depositing checks, and receiving direct deposits. According to the 2023 Federal Deposit Insurance Corporation (FDIC) National Survey of Unbanked and Underbanked Households, 5.9 percent of all households were using general purpose reloadable prepaid cards in 2023. Use of prepaid cards was much higher among unbanked households (21.6 percent) than among banked households (5.2 percent). Unbanked households, an estimated 4.2 percent of U.S. households, were twice as likely to use prepaid cards or nonbank online payment services to conduct four or more types of transactions compared with banked households.

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

As of December 31, 2024, we had approximately 7.3 million cardholders participating in approximately 600 card programs.

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

Per Diem/ Corporate Expense Payments

Per Diem, Corporate Expense and Business Travel Cards are reloadable prepaid cards that allows businesses, non–profits and government agencies the ability to control employee spending while reducing administration costs by eliminating the need for traditional expense reports. We are currently focusing on marketing these card products to large corporations.

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

Patient Affordability Products and Services

Paysign provides targeted products and services designed to address financial barriers related to patients starting and remaining on brand name and biosimilar drug therapies. Our products are specifically designed to work within the established workflow of the specific healthcare provider. These products can be used to cover all or a portion of the patient’s financial responsibility. We continue to build out additional products as industry concerns continue to emerge presenting new business opportunities. A critical component of all patient affordability products is the ability of a pharmaceutical manufacturer to access and visualize data related to the performance of their affordability program, patient and prescriber behavior, and overall brand growth on a commercially insured patient basis. To provide these insights, Paysign has data scientists and a team of analytic professionals dedicated to these products and clients.

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

The Company offers a comprehensive customized payment solution for source plasma collection centers under the Paysign brand. The solution consists of the Paysign Plasma Donor Compensation Prepaid Card, the Paysign Partner Portal for administrators, and the Paysign Kiosk. The Company’s plasma solution also provides cardholders with a point-of-sale cash back rewards program, a pharmacy prescription discount card and a digital bank account which are all used to assist plasma donation centers in their efforts to maximize the donor experience. The solution offers customized reporting and provides a level of business analytics previously unavailable. The solution can be utilized either as a stand-alone web-based solution or integrated with existing donor management systems, giving plasma donation centers an increased level of flexibility. The Company entered the market in late 2011 and has seen significant growth in this market segment. Currently, the Company services approximately 39% of the plasma collection centers in the United States.

DDA Debit Cards—Paysign Premier

Recently, providers of GPR card products, in response to changes in the regulatory environment, have introduced new products similar to a GPR card but that act as true demand deposit accounts accessible with a debit card (“DDA Debit Card”). These DDA Debit Cards offer many of the features and functionalities of a traditional debit card associated with a standard bank account, including overdraft protection. The Company markets this product, branded Paysign Premier Digital Bank Account, to a targeted portion of its existing cardholder base through existing communication points and to customers and employees of new clients.

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

Technology

Our technology platform employs a standard enterprise services bus in a service-oriented architecture, configured for 24/7/365 transaction processing and operations. We utilize two secure, interconnected, environmentally-controlled data centers, with emergency power generation capabilities, and fully redundant capabilities, and cloud hosting. We use a variety of proprietary and licensed standards-based technologies to implement our platforms, including those which provide for orchestration, interoperability and process control. The platforms also integrate a data infrastructure to support both transaction processing and data warehousing for operational support and data analytics.

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

Markets and Major Customers

We have no major customers and are not reliant on any individual card program. We manage multiple card programs at any given time. As of December 31, 2024, we managed approximately 600 card programs with approximately 7.3 million participating cardholders.

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

Our products and services are generally subject to federal, state and local laws and regulations, including:

•	anti-money laundering and anti-bribery laws;

•	money transfer and payment instrument licensing regulations;

•	escheatment laws;

•	privacy and information safeguard laws;

•	data and personal information protection;

•	bank regulations;

•	consumer protection laws;

•	tax;

•	environmental sustainability (including climate change);

•	false claims laws and other fraud and abuse restrictions; and

•	privacy and security standards under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) or other laws.

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

Money Transfer and Payment Instrument Licensing Regulations

We are not currently subject to money transfer and payment instrument licensing regulations; however, we may introduce products in the future that would be subject to such regulations. Currently, we believe that nearly every state would require us to obtain a money transmitter license to operate a money transfer business. As a licensee, we would be subject to certain restrictions and requirements, including reporting, net worth and surety bonding requirements and requirements for regulatory approval of controlling stockholders, agent locations and consumer forms and disclosures. We would also be subject to inspection by the regulators in the jurisdictions in which we are licensed, many of which conduct regular examinations. In addition, we would be required to maintain "permissible investments" in an amount equivalent to all "outstanding payment obligations."

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

Privacy and Security Standards under HIPAA or Other Laws.

HIPAA contains privacy regulations and security regulations that apply to some of our operations. The privacy regulations extensively regulate the use and disclosure of individually identifiable health information by entities subject to HIPAA. For example, the privacy regulations permit parties to use and disclose individually identifiable health information for treatment and to process claims for payment, but other uses and disclosures, such as marketing communications, require written authorization from the individual or must meet an exception specified under the privacy regulations. The privacy regulations also provide patients with rights related to understanding and controlling how their health information is used and disclosed. To the extent permitted by the privacy regulations from the American Recovery and Reinvestment Act, and our contracts with our customers, we may use and disclose individually identifiable health information to perform our services and for other limited purposes, such as creating de-identified information. Determining whether data has been sufficiently de-identified to comply with the privacy regulations and our contractual obligations may require complex factual and statistical analyses and may be subject to interpretation. The security regulations require certain entities to implement and maintain administrative, physical and technical safeguards to protect the security of individually identifiable health information that is electronically transmitted or electronically stored. We have implemented and maintain policies and processes to assist us in complying with the privacy regulations, the security regulations and our contractual obligations. We cannot provide assurance regarding how these standards will be interpreted, enforced or applied to our operations. If we are unable to properly protect the privacy and security of health information entrusted to us, we could be subject to substantial penalties, damages and injunctive relief.

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

Employees and Independent Contractors

As of December 31, 2024, we had approximately one hundred seventy-three employees and independent contractors.

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

Our ability to adapt our existing products and services to use artificial intelligence (“AI”) could adversely impact our business.

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of consumer protection, intellectual property, cybersecurity, and privacy and data protection. In addition, there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI-generated outputs. Compliance with new and emerging laws, regulations or industry standards relating to AI in the U.S. and internationally, such as U.S. state regulations and the Artificial Intelligence Act in the EU, may impose significant operational costs and may limit our ability to develop, deploy or use existing or future AI technologies. As a result, our ability to adapt our existing products and services or develop future and new products and services using AI may be limited or restricted, which could adversely impact our business.

Acquisitions and the integration of new businesses create risks and may affect operating results. Failure to successfully complete, manage or integrate strategic transactions can adversely affect our business, financial condition and results of operations.

We regularly review our businesses strategy and evaluate potential acquisitions, joint ventures, divestitures, and other strategic transactions. The success of these transactions is dependent upon, among other things, our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction within the anticipated time frame, or at all. Acquisitions often involve additional or increased risks including, for example:

•	managing the complex process of integrating the acquired company’s employees, products and services, technology and other assets in an effort to realize the projected value of the acquired company and the projected synergies of the acquisition;
•	realizing the anticipated financial benefits from these acquisitions and where necessary, improving controls of these acquired businesses (including internal control over financial reporting and disclosure controls and procedures);
•	retaining existing customers and attracting new customers;
•	integrating personnel with diverse business backgrounds and organizational cultures;
•	integrating the acquired systems and technologies into our Company;
•	complying with regulatory requirements, including those particular to the industry and jurisdiction of the acquired business, and the need to improve regulatory compliance systems and controls; and
•	entering new markets with the services of the acquired businesses.

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

Adverse global and regional economic conditions such as turmoil affecting the banking system and financial markets, including, but not limited to, tightening in the credit markets, extreme volatility or distress in the financial markets (including the fixed income, credit, currency, equity, and commodity markets), higher unemployment, high consumer debt levels, recessionary or inflationary pressures, supply chain issues, reduced consumer confidence or economic activity, government fiscal and tax policies, U.S. and international trade relationships, agreements, treaties, tariffs and restrictive actions, the inability of a government to enact a budget in a fiscal year, government shutdowns, government austerity programs, and other negative financial news or macroeconomic developments could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions on our payments platform. Additionally, an inability to access the capital markets when needed due to volatility or illiquidity in the markets or increased regulatory liquidity and capital requirements may strain our liquidity position. Such conditions may also expose us to fluctuations in foreign exchange rates or interest rates that could materially and adversely affect our financial results.

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

The market for our common stock is highly volatile. In 2024, our stock price fluctuated between $2.50 and $5.48. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors’ products and services, changes in product mix, or changes in our revenue and revenue growth rates.

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

Our directors, executive officers, and holders of more than 5% of our total shares of common stock outstanding and their respective affiliates, in the aggregate, beneficially own, as of March 19, 2025, approximately 48% of our outstanding common stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors (the “Board”), could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have 53,747,674 shares of common stock outstanding as of March 19, 2025, assuming no exercise of outstanding options or unvested restricted stock awards. None of the shares of common stock are subject to any lock-up agreements, and all are eligible for sale, subject to registration under the Securities Act and in some cases to volume and other restrictions imposed by Rule 144. Sales of substantial amounts of our common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

As part of our risk assessment framework, we have a Vendor Risk Management Program to monitor cybersecurity risks posed by third-party vendors and service providers. This program includes:

•	Vendor Onboarding and Due Diligence: New vendors undergo security assessments to evaluate their data protection measures, regulatory compliance, and cybersecurity policies.
•	Ongoing Monitoring and Risk Assessments: We conduct periodic reviews of vendor security practices which may include security questionnaires, risk scoring, and audits for high-risk vendors.
•	Contractual Security Obligations: Vendor agreements include strict data security clauses, incident notification requirements, and audit rights.
•	Incident Reporting and Escalation: We have clear protocols for reporting vendor-related cybersecurity incidents, ensuring timely response and mitigation.

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

Management’s Role

Our Chief Technology Officer, Information Security Officer, and General Counsel have primary responsibility for assessing and managing material cybersecurity risks and are members of our management’s Information Technology Steering Committee (the “Security Committee”), which is a governing body that drives alignment on security decisions across the Company. Such individuals have experience in various roles for public companies involving managing information security, managing risk, implementing effective information and cybersecurity programs, and adhering to relevant compliance requirements. The Security Committee meets at least quarterly to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The Security Committee also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies. The Security Committee is responsible for a cybersecurity risk report which is presented to the Board at each quarterly meeting, ensuring continuous oversight of cybersecurity risks and mitigation efforts at the highest levels of governance

ITEM 2. PROPERTIES.

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

The Company was named as a defendant in three securities class action complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. On May 22, 2023, Defendants filed an Answer to the Amended Complaint. On December 15, 2023, the parties agreed in principle to a proposed settlement of the Securities Class Action and Plaintiffs filed a Consented Motion for Preliminary Approval of Settlement. On January 4, 2024, the Court preliminarily approved a settlement in the amount of $3,750,000, the entirety of which came from the Company’s directors-and-officers insurance policy, for the referenced class of purchasers, and scheduled a final approval hearing for April 17, 2024. On April 17, 2024, the Court conducted the final approval hearing and approved the settlement and, on April 18, 2024, issued an order and final judgment thereon.

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

The Company has also been named as a nominal defendant in a third stockholder derivative action initially filed in state court in Clark County, Nevada, on October 2, 2023, entitled Simone Blanchette, derivatively on behalf of Paysign, Inc. v. Mark Newcomer, et al, which the defendants subsequently removed to federal district court in Nevada pursuant to a Notice of Removal filed on October 10, 2023. That complaint makes substantially the same allegations as made in the consolidated Toczek and Gray actions, and also contains a claim that the individual defendants violated Section 10(b) and Rule 10b-5 promulgated thereunder. On December 7, 2023, the parties requested that the action be stayed for sixty days due to the settlement negotiations in the consolidated Toczek and Gray actions, and the Court granted the sixty-day stay on December 11, 2023. Subsequently, the Court extended that deadline to March 29, 2024 and then to May 29, 2024 based upon the parties’ stipulations. On July 26, 2024, the parties in Blanchette submitted a Joint Status Report which suggested a proposed briefing schedule on a motion to dismiss, but that schedule was not ruled upon by the Court.

The Company has also been named as a nominal defendant in a fourth stockholder derivative action in the United States District Court for the District of Nevada, filed on December 27, 2023, entitled Mo Jeewa, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. That complaint makes substantially the same allegations as made in the consolidated Toczek and Gray actions and the Blanchette action discussed above, and alleges breach of fiduciary duty and unjust enrichment. On January 23, 2025, the parties in Jeewa filed a stipulation to relate the case to the Toczek, Gray, and Blanchette actions, which is currently pending before the Court.

On October 4, 2024, the parties to the four stockholder derivative actions agreed in principle to a proposed settlement of all pending claims asserted in the Toczek, Gray, Blanchette, and Jeewa actions. On December 6, 2024, Plaintiffs in the Toczek and Gray actions filed a Motion for Preliminary Approval of Derivative Settlement, which is currently pending before the Court.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the Nasdaq Capital Market under the symbol “PAYS”. The following table summarizes the low and high closing prices for our common stock for each of the calendar quarters of 2024 and 2023.

	2024		2023
	High	Low	High	Low
First Quarter	$4.00	$2.50	$3.98	$2.48
Second Quarter	5.02	3.85	3.78	2.39
Third Quarter	5.48	3.67	2.47	1.78
Fourth Quarter	4.08	2.93	2.80	1.69

There were approximately 8,915 shareholders of record of the common stock as of December 31, 2024.

The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Dividend Policy

We have not declared any cash dividends on our common stock during our fiscal years ended on December 31, 2024 or 2023. Our Board has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so. There are no restrictions on our ability to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchases of our common stock for the three months ended December 31, 2024 were as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2024 – October 31, 2024	36,700	$3.67	–	$3,377,071
November 1, 2024 - November 30, 2024	–	–	–	3,377,071
December 1, 2024 - December 31, 2024	–	–	–	3,377,071
Total	36,700	$3.67	–	$3,377,071

(1) On March 21, 2023, our Board authorized a stock repurchase program to repurchase up to $5 million of our common stock, subject to certain conditions, in the open market, in privately negotiated transactions, or by other means in compliance with Rule 10b-18 under the Exchange Act. The program is expected to be completed within 36 months from the commencement date. As of December 31, 2024 the Company repurchased 531,258 shares of common stock for $1,622,929 at a weighted average price of $3.05 per share.

On February 7, 2025, under our Board authorized stock repurchase program, we closed on the repurchase of 100,000 shares of common stock for $375,786 at a weighted average price of $3.76 per share. After the purchase, the approximate dollar value of shares that may yet be purchased under the program is $3,001,285.

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

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. These Forward-Looking Statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “propose,” “may,” and other similar expressions identify Forward-Looking Statements. Specific forward-looking statements made herein include: our belief that we cannot predict how future regulations might affect us; complying with future regulation could be expensive or require us to change the way we operate our business; our belief that our in-house customer service center provides the highest customer service experience for our clients as training is performed on-site by Paysign staff; we may utilize independent contractors who make direct sales and are paid on a commission basis only; our belief that nearly ever state would require us to obtain a money transmitter license to operate a money transfer business; our anticipation that we will not pay any cash dividends in the foreseeable future; our intention to retain any earnings to finance the operation and expansion of our business; our intention to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure; our expectation that the trading price for our common stock will be affected by any research or reports that securities analysts publish about us or our business; our belief that our editing processes are consistent with applicable reimbursement rules and industry practice, a court, enforcement agency or whistleblower could challenge these practices; our belief that all independent contractor and employment agreement relationships are satisfactory; our belief that we have taken appropriate actions to remediate previously reported control deficiencies that we have identified and to strengthen our internal control over financial reporting; our belief that we have utilized proven systems designed for robust data security and integrity in electronic transactions, we may introduce products in the future that would be subject to such regulations; our belief that a data security breach at one of the banks that issue our cards or our third-party service providers could result in significant reputational harm to us and cause the use and acceptance of our cards to decline, either of which could have a significant adverse impact on our operating results and future growth prospects; our belief that our existing competitors have longer operating histories, are substantially larger than we are, may already have or could develop substantially greater financial and other resources than we have, may offer, develop or introduce a wider range of programs and services than we offer or may use more effective advertising and marketing strategies than we do to achieve broader brand recognition, customer awareness and retail penetration; our expectation that we may also face price competition that results in decreases in the purchase and use of our products and services; our expectation that we may have to increase the incentives that we offer to our marketing partners and decrease the prices of our products and services, which could adversely affect our operating results; we may receive a stockholder proposal relating to a variety of ESG issues to public companies in the future; we may be subject to, or contractually required to comply with, state and federal laws that govern various aspects of the submission of healthcare claims for reimbursement and the receipt of payments for healthcare items or services; we may use and disclose individually identifiable health information to perform our services and for other limited purposes, such as creating de-identified information; we may not be able to detect unauthorized use of our intellectual property or proprietary information, or to take enforcement action; we may retain additional employees and consultants during the next twelve months, including additional patient affordability, information technology, product and project management, fraud, and customer care personnel to support our growing businesses; we may be unable to grow our business in future periods, and if our revenue growth slows, or our revenues decline further, our business and financial conditions could be adversely affected; we may experience a decline in margins; we may have deficiencies or weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, decrease investor confidence in our Company, and reduce the value of our common stock; we may face price competition that results in decreases in the purchase and use of our products and services; we may have to increase the incentives that we offer to our marketing partners and decrease the prices of our products and services, which could adversely affect our operating results; we may be unable to maintain adequate banking relationships or renew our agreements with the banks that currently issue our cards under terms at least as favorable to us as those existing before renewal; we may not be able to successfully manage our intellectual property or may be subject to infringement claims; we may have to litigate to enforce and protect our intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive and could cause a diversion of resources and may not prove successful; we may also be subject to costly litigation in the event our products and technology infringe upon another party’s proprietary rights; we may also be subject to claims by third parties for breach of copyright, trademark or license usage rights; we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The electronic commerce industry is changing rapidly; we may experience other problems unrelated to system failures; we may also experience software defects, development delays and installation difficulties, any of which could harm our business and reputation and expose us to potential liability and increased operating expenses; we may raise capital in order to provide working capital for our expansion into other products and services using our payments platform; we may not be able to retain our current key employees; we may experience difficulty fully integrating our newly-hired personnel, which may adversely affect our business; we may not have sufficient personnel for our financial reporting responsibilities, which may result in the untimely close of our books and records and delays in the preparation of financial statements and related disclosures; our belief that future growth in the electronic commerce market will be driven by the cost, convenience, ease of use and quality of products and services offered to consumers and businesses; our belief that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date; our belief that our properties are adequate and suitable for us to conduct business in the future; our belief that if we do not raise new capital, we will still be able to support our existing business and expand into new vertical markets using internally generated funds; our plan for 2025 to continue to invest additional funds in technology improvements, sales and marketing, cybersecurity, fraud, customer service, and regulatory compliance; our belief that the following measures are the primary indicators of our quarterly and annual revenues: gross dollar volume loaded on cards and conversion rates on gross dollar volume loaded on cards; our belief that the following are also key performance indicators: revenues, gross profit, operational expenses as a percent of revenues, cardholder participation, and EBITDA; our belief that our available cash on hand, excluding restricted cash, along with our forecast for revenues and cash flows for 2025 and through 2027, will be sufficient to sustain our operations for the next 24 months. our belief that we do not anticipate any losses with respect to accounts with balances exceeding federally insured limits; our expectation that the repurchase program will be completed within 36 months from the commencement dated; our expectation that we are entitled to a breakage amount in certain card programs where we hold the cardholder funds; our belief that our platform can be seamlessly integrated with our clients’ systems; we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business; if a financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit; our belief that our distinctive positioning allows us to provide end-to end technologies that securely manage transaction processing, cardholder enrollment, value loading, account management, data and analytics, and customer service; our belief that our architecture is known for its cross-platform compatibility, flexibility, and scalability – allowing our clients and partners to leverage these advantages for cost savings and revenue opportunities; our belief that if we do not raise new capital, then we will still be able to support our existing business and expand into new vertical markets using internally generated funds; our expectation that IRC Sections 382 and 383 will significantly impact the utilization of its net operating losses and other tax carryforwards. In the normal course of our business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain, or may contain, Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. In addition, any statements that refer to expectations, projections, estimates, forecasts, or other characterizations of future events or circumstances are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the Forward-Looking Statements. Such important factors (“Important Factors”) and other factors are disclosed in this report, including those factors discussed in “Part I - Item 1A. Risk Factors” and in other reports filed with the Securities and Exchange Commission (the “SEC”) from time to time. All prior and subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward-Looking Statement made by or on behalf of us. You are cautioned not to place undue reliance on these Forward-Looking Statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these Forward-Looking Statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the SEC.

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

Our revenues include fees generated from cardholder fees, interchange, card program management fees, transaction claims processing fees, breakage, and settlement income. Revenue from cardholder fees, interchange, card program management fees, and transaction claims processing fees is recorded when the performance obligation is fulfilled. Breakage is recorded ratably over the estimated card life based on historical redemption patterns, market-specific trends, escheatment rules, and existing economic conditions and relates solely to our open-loop gift card business which began at the end of 2022. Settlement income is recorded at the expiration of the card or card program and relates predominantly to our pharma prepaid business which ended in 2022.

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

In 2025, we plan to continue to invest additional funds in technology improvements, sales and marketing, cybersecurity, fraud, customer service, and regulatory compliance. From time to time, we evaluate raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to support our existing business and expand into new vertical markets using internally generated funds.

2024 Year Milestones

•	Grew to approximately 7.3 million cardholders and approximately 600 card programs as of December 31, 2024.
•	Year over year revenue increased 23.5%.
•	Added 16 net new plasma programs, launched 33 net new pharma programs, and added 1 net new other prepaid program.

Results of Operations

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

The following table summarizes our consolidated financial results for year ended December 31, 2024 in comparison to year ended December 31, 2023:

	Year ended December 31,		Variance
	2024	2023	$	%
Revenues
Plasma industry	$43,879,508	$41,951,659	$1,927,849	4.6%
Pharma industry	12,652,412	4,051,037	8,601,375	212.3%
Other	1,852,632	1,271,466	581,166	45.7%
Total revenues	58,384,552	47,274,162	11,110,390	23.5%
Cost of revenues	26,187,218	23,137,997	3,049,221	13.2%
Gross profit	32,197,334	24,136,165	8,061,169	33.4%
Gross margin %	55.1%	51.1%

Operating expenses
Selling, general and administrative	25,180,840	20,276,842	4,903,998	24.2%
Depreciation and amortization	5,994,986	4,026,578	1,968,408	48.9%
Total operating expenses	31,175,826	24,303,420	6,872,406	28.3%
Income (loss) from operations	$1,021,508	$(167,255)	$1,188,763	NM

Other income	$3,116,689	$2,531,071	$585,618	23.1%

Income tax provision (benefit)	$322,290	$(4,094,911)	$4,417,201	NM

Net income	$3,815,907	$6,458,727	$(2,642,820)	(40.9%	)
Net margin %	6.5%	13.7%

The increase in total revenues of $11,110,390 for the year ended December 31, 2024 compared to the same period in the prior year consisted primarily of a $1,927,849 increase in plasma revenue, a $8,601,375 increase in pharma revenue, and a $581,166 increase in other revenue. The increase in plasma revenue was primarily due to the addition of 16 net new plasma centers since December 31, 2023 and rise in the number of donations at existing plasma centers, and, consequently, dollars loaded to cards, cardholder fees, and interchange, as there continues to be stable demand for plasma used in plasma protein therapies. The increase in pharma revenue was primarily due a full year financial benefit of programs launched in 2023, the launch of 33 net new pharma patient affordability programs since December 31, 2023 and the subsequent growth in monthly management and setup fees, claim processing fees, and other billable services such as call center support. The number of claims processed increased over 270% in 2024 compared to 2023. The increase in other revenue was primarily due to the growth and usage in the number of cardholders of our payroll, retail, and corporate incentive programs.

Cost of revenues for the year ended December 31, 2024 increased $3,049,221 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. The increase in cost of revenues consisted primarily of (i) increased network fees of approximately $1,026,000, which was driven predominantly by increased ATM network usage associated with growth in our card programs and increases in transaction fees related to inflationary pressures; (ii) increased customer care expense of approximately $838,000 associated primarily with the growth in our pharma patient affordability programs, wage inflation pressures, a tight labor market, and increased benefit costs; (iii) increased third-party program management of approximately $651,000 associated with our pharma patient affordability programs; (iv) increased sales commission expense of approximately $368,000 related to the increase in overall revenue for programs in which we pay commission expenses; and (v) increased fraud charges of approximately $527,000. These increases were offset by a decline in plastics and collateral of approximately $326,000 and a decline in other costs of approximately $35,000.

Gross profit for the year ended December 31, 2024 increased $8,061,169 compared to the same period in the prior year, resulting primarily from the increase in the number of pharma patient affordability programs, a full year financial benefit of programs launched in 2023, and a corresponding increase in setup fees, monthly management fees, claim processing fees, and other billable fees associated with our patient affordability programs. Gross profit also benefited from our plasma revenue and the beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third-parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. The increase in gross profit was offset by increased costs from third-party service providers, sales commission expense, customer service costs and fraud expenses mentioned above, primarily driven by the overall growth in our business. The increase in gross margin resulted primarily from a greater contribution of total revenue from our pharma patient affordability business which has higher gross profit margins than our other businesses.

Selling, general  and administrative expenses for the year ended December 31, 2024 increased $4,903,998 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $5,388,000 due to continued hiring to support the Company’s growth primarily from our pharma patient affordability business, a tight labor market, and increased benefit costs; (ii) technologies and telecom of approximately $1,320,000 primarily related to ongoing platform security investments; and (iii) travel and entertainment of approximately $207,000. This increase was offset by a decrease in stock compensation of approximately $249,000, an increase of $1,738,000 in the amount of capitalized platform development costs, and a decrease in other cost of approximately $23,000.

Depreciation and amortization expense for the year ended December 31, 2024 increased $1,968,408 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform and employment growth.

For the year ended December 31, 2024, we recorded income from operations of $1,021,508 representing an improvement of $1,188,763 compared to a loss from operations of $167,255 during the same period in the prior year, related to the aforementioned factors.

Other income for the year ended December 31, 2024 increased $585,618 primarily related to steady interest rates and the associated interest income received on higher average bank account balances at our sponsor bank.

At December 31, 2024, our income tax provision was $322,290, which equates to an effective tax rate of 7.8% primarily as a result of federal taxes offset by net operating loss true-up on our state taxes, tax benefits related to our stock-based compensation and changes to the Company’s tax credits. We recorded an income tax benefit of $4,094,911 for the year ended December 31, 2023, which equates to an effective tax rate of (173.2)%, primarily as a result of the release of our valuation allowance of $4,588,781 on our federal and state deferred tax assets.

The net income for the year ended December 31, 2024 was $3,815,907, a decline of $2,642,820 compared to the net income of $6,458,727 for the year ended December 31, 2023. The overall change in net income relates to the aforementioned factors.

Key Metrics, Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards: Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume loaded on cards was $1,783 million and $1,706 million for the year ended December 31, 2024 and 2023, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards: Represents revenues, gross profit or net income conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income, respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income. Our total revenue conversion rates for the years ended December 31, 2024 and 2023 were 3.27% or 327 basis points (“bps”), and 2.77% or 277 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the year ended December 31, 2024 and 2023 were 1.81% or 181 bps, and 1.41% or 141 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the year ended December 31, 2024 and 2023 were 0.21% or 21 bps, and 0.38% or 38 bps, respectively, of gross dollar volume loaded on cards.

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

	Year ended December 31,
	2024	2023
Reconciliation of adjusted EBITDA to net income:
Net income	$3,815,907	$6,458,727
Income tax provision (benefit)	322,290	(4,094,911)
Interest income, net	(3,116,689)	(2,531,071)
Depreciation and amortization	5,994,986	4,026,578
EBITDA	7,016,494	3,859,323
Stock-based compensation	2,604,589	2,853,643
Adjusted EBITDA	$9,621,083	$6,712,966

“EBITDA margin” is defined as earnings before interest, income taxes, depreciation and amortization expense as a percentage of the Company’s revenue and “Adjusted EBITDA margin” reflects the adjustment to EBITDA margin to exclude stock-based compensation expense as a percentage of revenue. A reconciliation of net income margin to Adjusted EBITDA margin is provided in the table below.

	Year ended December 31, (As a percentage of revenue)
	2024		2023
Reconciliation of adjusted EBITDA margin to net income margin:
Net income margin	6.5%		13.7%
Income tax provision (benefit)	0.6%		(8.7%	)
Interest income, net	(5.3%	)	(5.4%	)
Depreciation and amortization	10.3%		8.5%
EBITDA margin	12.0%		8.2%
Stock-based compensation	4.5%		6.0%
Adjusted EBITDA margin	16.5%		14.2%

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Net cash provided by operating activities	$22,947,120	$27,620,624
Net cash used in investing activities	(9,488,702)	(7,048,678)
Net cash used in financing activities	(466,245)	(1,118,284)
Net increase in cash and restricted cash	$12,992,173	$19,453,662

Comparison of Fiscal 2024 and 2023

During the years ended December 31, 2024 and 2023, we financed our operations through internally generated funds.

Operating activities provided $22,947,120 of cash in 2024, a decrease of $4,673,504 compared to 2023. This change in cash flow compared to the prior period is primarily due to net decreases in operating assets and liabilities and net income. The changes in accounts receivable, accounts payable, and customer card funding are primarily related to the growth in our pharma patient affordability business and timing of payments as we are invoiced by third-party service providers at the end of the period and are due monies from our pharma patient affordability customers to cover these third-party payables. Changes in net income in 2024 when compared to 2023 are also driven by a net decrease in our deferred tax asset valuation. The decrease in cash flows from operating activities and net income was offset by non-cash adjustments for deferred income taxes, depreciation and amortization, stock-based compensation, and lease expense.

We used net cash in investing activities during the years ended December 31, 2024 and 2023 of $9,488,702 and $7,048,678, respectively. Cash used for investing activities was primarily attributed to an increase in the capitalization of internally developed software as we continue to invest in our technology platform.

Cash used in financing activities of $466,245 and $1,118,284 for the years ended December 31, 2024 and 2023, respectively, was primarily attributed to the repurchase of 136,700 shares of the Company’s common stock at a weighted average price of $3.62 per share during the year ended December 31, 2024 offset by proceeds received of $28,800 for the exercise of stock options. For the year ended December 31, 2023, the repurchase of 394,558 shares of the Company’s common stock at a weighted average price of $2.86 per share offset by proceeds received of $9,600 for the exercise of stock options.

Our significant contractual cash requirements also include ongoing payments for lease liabilities. For additional information regarding our cash commitments and contractual obligations, see “Note 5 – LEASE” in the notes to the accompanying consolidated financial statements.

Liquidity and Sources of Financing

Unrestricted cash was $10,766,982 as of December 31, 2024, a decrease of $6,227,723 compared to the same period in the prior year. The decrease resulted primarily from payment timing on pass-through claim reimbursement receivables and related payables associated with our patient affordability business, in the amount of $7,018,053 offset by the improvement in our operating results. We believe that our available cash on hand, excluding restricted cash, at December 31, 2024 of $10,766,982, along with our forecast for revenues and cash flows for 2025 and through 2027, will be sufficient to sustain our operations for the next 24 months. In light of the elevated interest rates and increased refinancing risks related to commercial real estate holdings on bank balance sheets, we continue to monitor the health and soundness of our bank relationships through publicly available information. In particular, we are closely following FDIC publicly announced developments, but those developments have not caused us to alter our bank relationships in any material respect at this time.

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

The Company utilizes the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards or the respective card program. This has primarily been associated with the pharma prepaid business which ended in 2022. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation to refund any fees, and the Company does not currently have any obligations for disputed claim settlements

Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, fraud charges, and sales and commission expense.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2024 and 2023, we did not file any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Disclosure Controls and Procedures

We have evaluated, under the supervision of our chief executive officer and chief financial officer and with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024. Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

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

As of December 31, 2024, we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer), our chief information officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This annual report is not required and does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2024.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of the report:

(1)All financial statements: Audited financial statements of Paysign, Inc. as of December 31, 2024 and 2023, and for the years ended December 31, 2024 and 2023, including balance sheets, statements of income, statements of cash flows, and statements of changes in stockholders’ equity required to be filed hereunder are listed in Exhibit A.

(2)Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below: None.

(3)Those exhibits required by Item 601 of Regulation S-K (Section 229.601 of this chapter) and by paragraph (b) below. Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report: See below.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated April 23, 2019 (1)
3.2	Amended and Restated Bylaws (2)
4.2	Description of Paysign, Inc.’s Securities (3)
10.1	Share Exchange Agreement between 3PEA International, Inc. and WOW Technologies, Inc. (4)
10.2	Form of Restricted Stock Award (5)
10.3	2018 Incentive Compensation Plan (6)
10.4	Form of Incentive Stock Option Agreement (7)
10.5	Form of Non-Qualified Stock Option Agreement (8)
10.6	Form of Restricted Stock Agreement (9)
10.7	Non-Qualified Stock Option Agreement for Dan Henry (10)
10.8	Form of Restricted Stock Award under 2018 Incentive Compensation Plan (11)
10.9	Form of Restricted Stock Award (12)
10.10	Stock Repurchase Agreement, dated March 23, 2023, by and between Paysign, Inc. and Daniel H. Spence (13)
10.11	Paysign, Inc. 2023 Equity Incentive Plan (14)
14	Code of Ethics (15)
19.1*	Paysign, Inc. Insider Trading Policies and Procedures
21	Subsidiaries of Registrant (16)
23.1*	Consent of Moss Adams LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
97.1*	Paysign, Inc. Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 9, 2019 (File Number 001-38623).
(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 15, 2024 (File Number 000-38623).
(3)	Incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K filed on April 3, 2020 (File Number 001-38623).
(4)	Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed on September 16, 2010 (File Number 000-54123).
(5)	Incorporated by reference to Exhibit 4.1 to our Form S-8 filed on March 29, 2019 (File Number 333-230634).
(6)	Incorporated by reference to Exhibit 4.1 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(7)	Incorporated by reference to Exhibit 4.2 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(8)	Incorporated by reference to Exhibit 4.3 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(9)	Incorporated by reference to Exhibit 4.4 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(10)	Incorporated by reference to Exhibit 4.3 to our Form S-8 filed on August 22, 2019 (File Number 333-233400).
(11)	Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on August 7, 2019 (File Number 333-230632).
(12)	Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on August 7, 2019 (File Number 001-38623).
(13)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 28, 2023 (File Number 001-38623).
(14)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2023 (File Number 001-38623).
(15)	Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed on April 3, 2020 (File Number 001-38623).
(16)	Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K filed on March 26, 2021 (File Number 001-38623).

(c)	Other Financial Statement Schedules: None.

ITEM 16. Form 10-k summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYSIGN, INC.

By:
Dated: March 26, 2025	/s/ Mark Newcomer
Mark Newcomer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2025	/s/ Mark Newcomer
Mark Newcomer, President, Chief Executive Officer, Director and Chairman (Principal Executive Officer)

Dated: March 26, 2025	/s/ Jeff Baker
Jeff Baker, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: March 26, 2025	/s/ Joan Herman
Joan Herman, Executive Vice President and Director

Dated: March 26, 2025	/s/ Dan Henry
Dan Henry, Director

Dated: March 26, 2025	/s/ Matthew Lanford
Matthew Lanford, Director

Dated: March 26, 2025	/s/ Bruce Mina
Bruce Mina, Director

Dated: March 26, 2025	/s/ Jeffrey B. Newman
Jeffrey B. Newman, Director

Dated: March 26, 2025	/s/ Dennis Triplett
Dennis Triplett, Director

EXHIBIT A

PAYSIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

WITH AUDIT REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Paysign, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paysign, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 26, 2025

We have served as the Company’s auditor since 2022.

PAYSIGN, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$10,766,982	$16,994,705
Restricted cash	111,576,204	92,356,308
Accounts receivable, net	32,639,242	16,222,341
Other receivables	1,606,276	1,585,983
Prepaid expenses and other current assets	2,247,929	2,020,781
Total current assets	158,836,633	129,180,118

Fixed assets, net	1,157,975	1,089,649
Intangible assets, net	12,239,717	8,814,327
Operating lease right-of-use asset	2,792,922	3,215,025
Deferred tax asset, net	4,000,950	4,299,730

Total assets	$179,028,197	$146,598,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$34,330,217	$26,517,567
Operating lease liability, current portion	448,008	383,699
Customer card funding	111,328,270	92,282,124
Total current liabilities	146,106,495	119,183,390

Operating lease liability, long-term portion	2,480,070	2,928,078

Total liabilities	148,586,565	122,111,468
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 54,358,382 and 53,452,382 issued at December 31, 2024 and 2023, respectively	54,358	53,452
Additional paid-in capital	24,632,205	21,999,722
Treasury stock at cost, 834,708 shares and 698,008 shares, respectively	(1,772,929)	(1,277,884)
Retained earnings	7,527,998	3,712,091
Total stockholders’ equity	30,441,632	24,487,381

Total liabilities and stockholders’ equity	$179,028,197	$146,598,849

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Year ended December 31,
	2024	2023
Revenues
Plasma industry	$43,879,508	$41,951,659
Pharma industry	12,652,412	4,051,037
Other	1,852,632	1,271,466
Total revenues	58,384,552	47,274,162

Cost of revenues	26,187,218	23,137,997

Gross profit	32,197,334	24,136,165

Operating expenses
Selling, general and administrative	25,180,840	20,276,842
Depreciation and amortization	5,994,986	4,026,578
Total operating expenses	31,175,826	24,303,420

Income (loss) from operations	1,021,508	(167,255)

Other income
Interest income, net	3,116,689	2,531,071

Income before income tax provision (benefit)	4,138,197	2,363,816
Income tax provision (benefit)	322,290	(4,094,911)

Net income	$3,815,907	$6,458,727

Income per share
Basic	$0.07	$0.12
Diluted	$0.07	$0.12

Weighted average common shares
Basic	53,207,555	52,487,840
Diluted	55,588,459	54,162,485

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2022	52,650,382	$52,650	$19,137,281	(303,450)	$(150,000)	$(2,746,636)	$16,293,295

Stock issued upon vesting of restricted stock	798,000	798	(798)	–	–	–	–
Exercise of stock options	4,000	4	9,596	–	–	–	9,600
Stock-based compensation	–	–	2,853,643	–	–	–	2,853,643
Repurchase of common stock	–	–	–	(394,558)	(1,127,884)	–	(1,127,884)
Net income	–	–	–	–	–	6,458,727	6,458,727

Balance, December 31, 2023	53,452,382	53,452	21,999,722	(698,008)	(1,277,884)	3,712,091	24,487,381

Stock issued upon vesting of restricted stock	894,000	894	(894)	–	–	–	–
Exercise of stock options	12,000	12	28,788	–	–	–	28,800
Stock-based compensation	–	–	2,604,589	–	–	–	2,604,589
Repurchase of common stock	–	–	–	(136,700)	(495,045)	–	(495,045)
Net income	–	–	–	–	–	3,815,907	3,815,907

Balance, December 31, 2024	54,358,382	$54,358	$24,632,205	(834,708)	$(1,772,929)	$7,527,998	$30,441,632

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$3,815,907	$6,458,727
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,604,589	2,853,643
Depreciation and amortization	5,994,986	4,026,578
Noncash lease expense	422,103	399,813
Gain on disposal of assets	–	(4,862)
Deferred income taxes, net	298,780	(4,299,730)
Changes in operating assets and liabilities:
Accounts receivable	(16,416,901)	(11,541,350)
Other receivables	(20,293)	(146,732)
Prepaid expenses and other current assets	(227,148)	(320,973)
Accounts payable and accrued liabilities	7,812,650	18,463,907
Operating lease liability	(383,699)	(361,408)
Customer card funding	19,046,146	12,093,011
Net cash provided by operating activities	22,947,120	27,620,624

Cash flows from investing activities:
Purchase of fixed assets	(434,901)	(262,556)
Capitalization of internally developed software	(8,926,201)	(6,786,122)
Purchase of intangible assets	(127,600)	–
Net cash used in investing activities	(9,488,702)	(7,048,678)

Cash flows from financing activities:
Proceeds from exercise of stock options	28,800	9,600
Repurchase of common stock	(495,045)	(1,127,884)
Net cash used in financing activities	(466,245)	(1,118,284)

Net change in cash and restricted cash	12,992,173	19,453,662
Cash and restricted cash, beginning of period	109,351,013	89,897,351

Cash and restricted cash, end of period	$122,343,186	$109,351,013

Cash and restricted cash reconciliation:
Cash	$10,766,982	$16,994,705
Restricted cash	111,576,204	92,356,308
Total cash and restricted cash	$122,343,186	$109,351,013
Supplemental cash flow information:
Non-cash financing activities
Interest paid	$–	$–
Cash paid for taxes	$136,631	$207,945

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

Year End – The Company’s year-end is December 31.

Segment Reporting – The Company operates as one business, a vertically integrated provider of prepaid card products and processing services. The Company’s chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes a consolidated approach to assess the performance of and allocate resources to the business. Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes.

The CODM regularly assesses the performance of the single operating and reporting segment based on consolidated net income. The CODM reviews expenses at a level consistent with those reported in the Company’s consolidated statements of income. All significant expense categories are reflected in the consolidated statements of income. The measure of segment assets is reflected in the consolidated statements of financial condition as total assets.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at December 31, 2024 and 2023.

Restricted Cash – At December 31, 2024 and 2023, restricted cash consisted of funds held specifically for our card product and pharma patient affordability programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our consolidated statements of cash flows.

Reimbursement Receivables – At December 31, 2024 and 2023, accounts receivable included $27,566,694 and $14,111,655, respectively, of customer reimbursement balances of pass-through claims, which are fully offset in accounts payable and accrued liabilities. Accounts receivable also include accruals and trade receivables for program management and processing fees that have terms pursuant to their related contracts.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalents and restricted cash in various bank accounts primarily with one financial institution in the United States, which at times may exceed federally insured limits. If this financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has not experienced, nor does it anticipate any losses with respect to such accounts. At December 31, 2024 and 2023, the Company had approximately $686,177 and $59,958,918, respectively, in excess of federally insured bank account limits. In February of 2024, the Company initiated a program with one of our financial institutions called deposit swapping, where the financial institution utilizes a third-party who is participating in reciprocal deposit networks. This program is an alternative way for our financial institution to offer us full Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits over $250,000. Under this program, deposit networks divide uninsured deposits into smaller units and distribute these monies among participating banks in the network, where the monies are fully FDIC insured.

As of December 31, 2024, the Company also has a concentration of accounts receivable risk, as two pharma patient affordability program customers each individually represent 17% and 15% of our accounts receivable balance. Two pharma patient affordability program customers each individually represented 30% and 12% of our accounts receivable balance on December 31, 2023.

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

Customer Card Funding – As of December 31, 2024 and 2023, customer card funding represents funds loaded or available to be loaded on cards for the Company’s card product programs, as well as the prefunding of reimbursement claims for patient affordability programs.

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

Plasma and pharma program revenues include both fixed and variable components. Cardholder fees represent an obligation to the cardholder based on a per transaction basis and are recognized at a point in time when the performance obligation is fulfilled. Card program management fees and transaction claims processing fees include an obligation to our program sponsors and are generally recognized when earned on a monthly basis and are typically due pursuant to the contract terms. The Company uses the output method to recognize card program management fee revenue at the amount of consideration to which an entity has a right to invoice. The performance obligation is satisfied when the services are transferred to the customer which the Company determined to be monthly, as the customer simultaneously receives and consumes the benefit from the Company’s performance. Interchange fees are earned when customer-issued cards are processed through card payment networks as the nature of our promise to the customer is that we stand ready to process transactions at the customer’s requests on a daily basis over the contract term. Since the timing and quantity of transactions to be processed by us are not determinable, we view interchange fees to comprise an obligation to stand ready to process as many transactions as the customer requests. Accordingly, the promise to stand ready is accounted for as a single series performance obligation. The Company uses the right to invoice practical expedient and recognizes interchange fee revenue concurrent with the processing of card transactions. Interchange fees are settled in accordance with the card payment network terms and conditions, which is typically within a few days.

The portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem are referred to as breakage. In certain card programs where we hold the cardholder funds and expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life; provided that a significant reversal of the amount of breakage revenue recognized is not probable, and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. For each program, we utilize a third party to estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions. The Company accounts for breakage in accordance with Accounting Standards Update (“ASU”) 2016-04, Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards for the recognition of such revenue. Breakage revenue is recorded in other revenue on the consolidated statements of operations and was $242 thousand and $74 thousand in fiscal 2024 and fiscal 2023, respectively.

The Company utilizes the remote method of revenue recognition for settlement income whereby the unspent balances will be recognized as revenue at the expiration of the cards or the respective card program. This has primarily been associated with the pharma prepaid business which ended in 2022. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation to refund any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, generally it has no contract assets. Settlement income was $30 thousand and $29 thousand in fiscal 2024 and 2023, respectively.

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

Advertising Costs – Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended December 31, 2024 and 2023, the Company expensed $484,566 and $470,936, respectively, included in selling, general and administrative expense.

Recently Issued Accounting Pronouncement – In December 2023, the FASB issued ASU 2023-09, “Income Taxes – Improvements to Income Tax Disclosures”, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. We are currently evaluating the impact of the adoption of this standard.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures”, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”) and a description of other segment items by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. The updated guidance, as adopted, did not have a material impact on the Company's financial statement disclosures considering that the Company has a single reportable segment.

3.     FIXED ASSETS, NET

Fixed assets consist of the following:

	December 31, 2024	December 31, 2023
Equipment	$2,688,611	$2,399,243
Software	487,364	345,057
Furniture and fixtures	762,144	757,662
Website costs	69,881	69,881
Leasehold improvements	236,904	236,904
	4,244,904	3,808,747
Less: accumulated depreciation	(3,086,929)	(2,719,098)
Fixed assets, net	$1,157,975	$1,089,649

Depreciation expense for the years ended December 31, 2024 and 2023 was $366,575 and $428,199, respectively.

4.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2024	December 31, 2023
Patents and trademarks	$38,186	$38,186
Platform	29,317,318	20,391,118
Customer lists and contracts	1,177,200	1,177,200
Licenses	216,901	216,901
Hosting implementation	43,400	43,400
Contract assets	277,600	150,000
	31,070,605	22,016,805
Less: accumulated amortization	(18,830,888)	(13,202,478)
Intangible assets, net	$12,239,717	$8,814,327

Amortization expense for the years ended December 31, 2024 and 2023 was $5,628,411 and $3,598,379, respectively.

Estimated future amortization expense is as follows:

2025	$6,121,219
2026	4,398,468
2027	1,661,346
2028	8,986
2029	8,986
Thereafter	40,712
Total amortization expense	$12,239,717

5.     LEASE

The Company entered into an operating lease for an office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of December 31, 2024, the remaining lease term was 5.4 years and the discount rate was 6%.

Operating lease cost included in selling, general and administrative expenses was $758,068 and $757,435 for the years ended December 31, 2024 and 2023, respectively. Cash paid for operating lease was $571,968 and $571,968 for the years ended December 31, 2024 and 2023, respectively.

The following is the lease maturity analysis of our operating lease as of December 31, 2024:

Twelve months ending December 31,

2025	$612,006
2026	640,604
2027	640,604
2028	640,604
2029	640,604
Thereafter	266,918
Total lease payments	3,441,340
Less: imputed interest	(513,262)
Present value of future lease payments	2,928,078
Less: current portion of lease liability	(448,008)
Long-term portion of lease liability	$2,480,070

6.     CUSTOMER CARD FUNDING LIABILITY

The Company issues prepaid cards with various provisions for cardholder fees or expiration. Revenue generated from cardholder transactions and interchange fees are recognized when the Company’s performance obligation is fulfilled. Unspent balances left on pharma cards are recognized as settlement income at the expiration of the cards and the program. Client prefunded amounts for patient affordability programs are amounts that will be used to fund pass-through cost for reimbursement claims. Contract liabilities related to prepaid cards, client funds held to be loaded to cards before the amounts are ultimately spent by the cardholders or recognized as revenue by the Company, and patient affordability client prefunded amounts represent funds on card. Contract liabilities related to prepaid cards and patient affordability prefunded amounts are reported as customer card funding liability on the condensed consolidated balance sheet.

The opening and closing balances of the Company’s liabilities are as follows:

	Year Ended December 31,
	2024	2023
Beginning balance	$92,282,124	$80,189,113
Increase, net	19,046,146	12,093,011
Ending balance	$111,328,270	$92,282,124

The amount of revenue recognized during the years ended December 31, 2024 and 2023 that was included in the opening liability for prepaid cards was $2,319,630 and $2,020,224, respectively. Customer card funding liability for the years ended December 31, 2024 and 2023 included patient affordability prefunded amounts of $19,715,620 and $15,690,834, respectively.

7.     COMMON STOCK

At December 31, 2024, the Company’s authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had issued 54,358,382 shares of common stock and 53,523,674 shares of common stock outstanding, and no shares of preferred stock outstanding.

In 2019, the Company’s stockholders approved the 3Pea International, Inc. 2018 Incentive Compensation Plan (the “2018 Plan”), which was approved by the Board on July 18, 2018. The 2018 Plan permitted the Company to issue awards or options to the officers, directors, employees, consultants and other persons who provided services to our Company or any related entity. Pursuant to the 2018 Plan, 5,000,000 shares of the Company’s common stock were reserved for issuance. Any awards or options that were not settled in shares of common stock were not counted against the limit. Stock options granted under the 2018 Plan generally vested over four or five years and expired in 10 years. Stock awards previously granted under the 2018 Plan generally vested or will vest over four or five years. In general, if an employee is terminated, any unvested options or awards as of the date of termination will be forfeited.

In 2023, the Company’s stockholders approved the Paysign Inc. Equity Incentive Compensation Plan (the “2023 Plan”), which was adopted by the Board on March 17, 2023. The 2023 Plan permits the Company to issue awards or options to the officers, directors, employees, consultants and other persons who provide services to our Company or any related entity. Pursuant to the 2023 Plan, 5,000,000 shares of the Company’s common stock are reserved for issuance. Any awards or options that are not settled in shares of common stock are not counted against the limit. Stock options granted under the 2023 Plan generally vest over four or five years and expire in 10 years. Stock awards granted under the 2023 Plan generally vest over four or five years. In general, if an employee is terminated, any unvested options or awards as of the date of termination will be forfeited. As of December 31, 2024, there were 4,335,000 shares available for future grants under the 2023 Plan.

The Company issues new shares of common stock upon exercise of stock options or vesting stock awards.

Stock-based compensation expense related to Company grants for the years ended December 31, 2024 and 2023 was $2,604,589 and $2,853,643, respectively, and is included in selling, general and administrative expense. As of December 31, 2024, the Company’s unrecognized stock-based compensation expense related to stock options and stock awards was $0 and $5,602,432, respectively, which are expected to be recognized over a weighted-average period of 0 years for stock options and 2.80 years for stock awards. As of December 31, 2023, the Company’s unrecognized stock-based compensation expense related to stock options and stock awards was $37,290 and $6,176,942, respectively, which are expected to be recognized over a weighted-average period of 0.23 years for stock options and 3.10 years for stock awards.

2024 Transactions – During the year ended December 31, 2024, the Company issued 906,000 shares of common stock for vested stock awards and the exercise of stock options. The Company received proceeds of $28,800 for the exercise of stock options.

During the year ended December 31, 2024, the Company repurchased 136,700 shares of its common stock at a cost of $495,045 or a weighted average price of $3.62 per share, respectively.

The Company also granted 645,000 restricted stock awards during the year ended December 31, 2024. For the stock awards granted, the weighted average grant date fair value was $3.74 and vest over a period of eight months to five years.

2023 Transactions – During the year ended December 31, 2023, the Company issued 802,000 shares of common stock for vested stock awards and the exercise of stock options. The Company received proceeds of $9,600 for the exercise of stock options.

During the year ended December 31, 2023, the Company repurchased 394,558 shares of its common stock at a cost of $1,127,884 or a weighted average price of $2.86 per share, respectively.

The Company also granted 670,000 restricted stock awards during the year ended December 31, 2023. For the stock awards granted, the weighted average grant date fair value was $2.91 and vest over a period of two months to five years.

Stock Options

A summary of stock options activity for the years ended December 31, 2024 and 2023 is presented as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2022	1,839,500	$1.81
Granted	–	–
Exercised	(4,000)	2.40
Forfeited/expired	(28,500)	2.92
Outstanding at December 31, 2023	1,807,000	$1.80	4.61	$2,061,800
Granted	–	–
Exercised	(12,000)	2.40
Forfeited/expired	–	–
Outstanding at December 31, 2024	1,795,000	$1.79	3.61	$2,401,300
Exercisable at December 31, 2024	1,795,000	$1.79	3.61	$2,401,300

A summary of unvested options activity for the years ended December 31, 2024 and 2023 was as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2022	178,400	$3.39
Granted	–	–
Forfeited/expired	(5,500)	3.07
Vested	(115,400)	3.16
Unvested at December 31, 2023	57,500	3.87
Granted	–	–
Forfeited/expired	–	–
Vested	(57,500)	3.87
Unvested at December 31, 2024	–	$–

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Weighted average grant date fair value of options granted	$–	$–
Intrinsic value of options exercised	$28,220	$3,120

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee stock options, which requires the consideration of historical employee exercise behavior, the volatility of the Company’s stock price, the weighted-average risk-free interest rate and the weighted-average expected life of the options. Forfeitures are included when they are incurred. Any changes in these assumptions may materially affect the estimated fair value of the share-based award. There were no options granted during the years ended December 31, 2024 and 2023.

Stock Awards

A summary of stock awards activity for the years ended December 31, 2024 and 2023 was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2022	3,219,000	$2.48
Granted	670,000	2.91
Forfeited	(34,000)	2.86
Vested	(773,000)	2.85
Outstanding at December 31, 2023	3,082,000	2.48
Granted	645,000	3.74
Forfeited	(84,000)	4.99
Vested	(894,000)	2.85
Outstanding at December 31, 2024	2,749,000	$2.58

8.     BASIC AND FULLY DILUTED NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the years ended December 31, 2024 and 2023:

	2024	2023
Numerator:
Net income	$3,815,907	$6,458,727
Denominator:
Weighted average common shares:
Denominator for basic calculation	53,207,555	52,487,840
Weighted average effects of potentially diluted common stock:
Stock options (calculated under treasury method)	966,385	694,884
Unvested restricted stock awards	1,414,519	979,761
Denominator for fully diluted calculation	$55,588,459	$54,162,485
Net income per common share:
Basic	$0.07	$0.12
Fully diluted	$0.07	$0.12

9.    COMMITMENTS AND CONTINGENCIES

Pending or Threatened Litigation –From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company was named as a defendant in three securities class action complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Exchange Act, and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. On May 22, 2023, Defendants filed an Answer to the Amended Complaint. On December 15, 2023, the parties agreed in principle to a proposed settlement of the Securities Class Action and Plaintiffs filed a Consented Motion for Preliminary Approval of Settlement. On January 4, 2024, the Court preliminarily approved a settlement in the amount of $3,750,000, the entirety of which came from the Company’s directors-and-officers insurance policy, for the referenced class of purchasers, and scheduled a final approval hearing for April 17, 2024. On April 17, 2024, the Court conducted the final approval hearing and approved the settlement and, on April 18, 2024, issued an order and final judgment thereon.

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

The Company has also been named as a nominal defendant in a third stockholder derivative action initially filed in state court in Clark County, Nevada, on October 2, 2023, entitled Simone Blanchette, derivatively on behalf of Paysign, Inc. v. Mark Newcomer, et al, which the defendants subsequently removed to federal district court in Nevada pursuant to a Notice of Removal filed on October 10, 2023. That complaint makes substantially the same allegations as made in the consolidated Toczek and Gray actions, and also contains a claim that the individual defendants violated Section 10(b) and Rule 10b-5 promulgated thereunder. On December 7, 2023, the parties requested that the action be stayed for sixty days due to the settlement negotiations in the consolidated Toczek and Gray actions, and the Court granted the sixty-day stay on December 11, 2023. Subsequently, the Court extended that deadline to March 29, 2024 and then to May 29, 2024 based upon the parties’ stipulations. On July 26, 2024, the parties in Blanchette submitted a Joint Status Report which suggested a proposed briefing schedule on a motion to dismiss, but that schedule was not ruled upon by the Court.

The Company has also been named as a nominal defendant in a fourth stockholder derivative action in the United States District Court for the District of Nevada, filed on December 27, 2023, entitled Mo Jeewa, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. That complaint makes substantially the same allegations as made in the consolidated Toczek and Gray actions and the Blanchette action discussed above, and alleges breach of fiduciary duty and unjust enrichment. On January 23, 2025, the parties in Jeewa filed a stipulation to relate the case to the Toczek, Gray, and Blanchette actions, which is currently pending before the Court.

On October 4, 2024, the parties to the four stockholder derivative actions agreed in principle to a proposed settlement of all pending claims asserted in the Toczek, Gray, Blanchette, and Jeewa actions. On December 6, 2024, Plaintiffs in the Toczek and Gray actions filed a Motion for Preliminary Approval of Derivative Settlement, which is currently pending before the Court.

10.     RETIREMENT PLAN

The Company has a defined contribution 401(k) plan that covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of the next two percent of each participating employee’s eligible compensation. Participants are 100% vested in these matching contributions when they are made. Eligible employees may elect to defer pre-tax contributions regulated under Section 401(k) of the Internal Revenue Code. Employer matching expenses were $337,702 and $273,507 for the years ended December 31, 2024 and 2023, respectively.

11.     INCOME TAXES

The income tax benefit provision on the statements of operations was comprised of the following for the years ended December 31:

	2024	2023
Current:
Federal	$60,245	$60,864
State	(36,735)	143,955
Current income tax provision	23,510	204,819

Deferred:
Federal	409,091	(4,002,660)
State	(110,311)	(297,070)
Deferred income tax provision (benefit)	298,780	(4,299,730)
Income tax provision (benefit)	$322,290	$(4,094,911)

For the years ended December 31, 2024 and 2023, the reconciliation of the federal statutory tax rate to the benefit rate for income taxes is as follows:

	2024	2023
Federal taxes at U.S. statutory rate	21.0%	21.0%
Stock-based compensation	(7.8)	4.9
IRC Section 162(m) limitation	7.1	4.4
Tax credits	(9.6)	(9.2)
Other permanent differences	0.7	0.8
State taxes	1.8	2.5
Change in state rate	–	(0.1)
Foreign taxes	(0.2)	(0.5)
Return-to-provision adjustments	(4.8)	(5.9)
State NOL True-up	(3.5)	–
Valuation allowance release	–	(194.1)
Change in valuation allowance	0.2	0.5
Change in carryovers and tax attributes	2.9	2.5
Effective tax rate	7.8%	(173.2)%

Deferred tax assets and liabilities are comprised of the following at December 31:

	2024	2023
Deferred tax assets:
Net operating loss carryforward	$1,476,121	$2,581,783
Operating lease obligation	693,128	783,978
Stock-based compensation	936,983	928,455
Tax credits	762,079	506,285
Intangible assets	869,419	361,210
Other	73,832	112,847
	4,811,562	5,274,558
Deferred tax liabilities:
Intangible assets	–	–
Fixed assets	(130,082)	(104,609)
Right-of-use assets	(661,134)	(761,073)
	(791,216)	(865,682)
Less valuation allowance	(19,396)	(109,146)
Deferred tax asset, net	$4,000,950	$4,299,730

As of December 31, 2024, the Company has gross Federal net operating loss carryforwards of $7.1 million, gross state net operating loss carryforwards of $3.7 million, and gross Mexico net operating loss carryforwards of approximately $65,000. The Company's Federal net operating losses can be carried forward indefinitely. The Company's state net operating losses have 15 year to indefinite carryforward periods and begin to expire in 2035. The Company's Mexico net operating losses have 10 year carryforward periods and begin to expire in 2032.

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

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company continues to maintain a valuation allowance on its Mexico net operating losses. The Company's valuation allowance represents the amount of tax benefits that are likely to not be realized. The net change in the valuation allowance from December 31, 2023 was approximately $8,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2022	$378,814
Additions for current year	43,587
Additions for prior year	19,785
Subtractions for current year	–
Balance as of December 31, 2023	442,186
Additions for current year	79,484
Additions for prior year	35,896
Subtractions for current year	–
Balance as of December 31, 2024	$557,566

As of December 31, 2024 and 2023, the Company has no accrual for interest and penalties related to its unrecognized tax benefits. The balance of the unrecognized tax benefits as of December 31, 2024 are included in the deferred tax asset, net. Included in the balance of unrecognized tax benefits at December 31, 2024 is $557,566 of tax benefits that, if recognized would impact the effective tax rate. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months. The Company files income tax returns in the United States and various state jurisdictions. Beginning in 2022, the Company also files income tax returns in Mexico. With the exception of tax attributes created in prior years that may potentially be adjusted, the federal statute of limitations remains open for the 2020 tax year to present, the state statutes of limitations remain open for the 2020 tax year to present, and the foreign statute of limitations remains open for the 2022 tax year to present.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit (ERTC) subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. During the years ended December 31, 2024 and 2023, the Company recorded $0 and $292,430, respectively, related to the employee retention credit included as a reduction of payroll expense within selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2024 and 2023 the Company has filed for refunds and recorded $1,129,164 in other receivables on the consolidated balance sheet. On February 18, 2025, Paysign received payment from the Internal Revenue Service for our 2021 Q2 ERTC of $560,569 reducing our ERTC receivable to $568,595.

21

12.   SUBSEQUENT EVENTS

The Company discloses subsequent events that provide evidence about conditions that did not change the consolidated financial statements at the balance sheet date but have a significant effect on the financial statements at the time of occurrence or on future operations of the company.

On March 19, 2025, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Gamma Innovation LLC, a Pennsylvania limited liability company (“Gamma”), Beta Software and Technologies LLC, a Delaware limited liability company, and Michael Ngo, an individual, pursuant to which we acquired substantially all of the assets of Gamma. Pursuant to the terms of the Asset Purchase Agreement, the cash purchase price will be paid in five equal tranches with the initial payment made on March 19, 2025 and the subsequent payments to be made on each subsequent annual anniversary of the initial payment. In addition, we issued to Gamma, 2,500,000 shares of our restricted common stock that will vest over a period of four years. We also agreed to issue to Gamma an additional 500,000 shares of our common stock, up to a total consideration of 2,500,000 shares of our common stock, upon the achievement of certain gross revenue performance targets for each trailing 12-month period beginning on March 20, 2025 and ending on March 19, 2030. The Asset Purchase Agreement contains other provisions, covenants, representations, and warranties that are typical in transactions of this size, type, and complexity. Due to the recent acquisition date, the purchase accounting for Gamma was not final at the time of this filing, and a preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed was not complete. The final valuation will be completed within the one-year measurement period following the acquisition date.

