Form 10-Q
period 2025-03-31
Paysign, Inc.
filed 2025-05-09
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,217,674 shares as of May 5, 2025.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
Current assets
Cash	$6,847,021	$10,766,982
Restricted cash	104,643,347	111,576,204
Accounts receivable, net	52,234,762	32,639,242
Other receivables	1,048,928	1,606,276
Prepaid expenses and other current assets	2,379,800	2,247,929
Total current assets	167,153,858	158,836,633

Fixed assets, net	1,134,779	1,157,975
Intangible assets, net	25,151,765	12,239,717
Goodwill	5,512,637	–
Operating lease right-of-use asset	2,683,754	2,792,922
Deferred tax asset, net	3,481,233	4,000,950

Total assets	$205,118,026	$179,028,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$48,914,973	$34,330,217
Operating lease liability, current portion	472,007	448,008
Other liabilities, current portion	2,000,000	–
Customer card funding	104,291,641	111,328,270
Total current liabilities	155,678,621	146,106,495

Operating lease liability, long-term portion	2,356,504	2,480,070
Other liabilities, long-term portion	7,808,637	–

Total liabilities	165,843,762	148,586,565
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 55,082,382 and 54,358,382 issued at March 31, 2025 and December 31, 2024, respectively	55,082	54,358
Additional paid-in capital	31,253,799	24,632,205
Treasury stock at cost, 934,708 and 834,708 shares, respectively	(2,148,715)	(1,772,929)
Retained earnings	10,114,098	7,527,998
Total stockholders’ equity	39,274,264	30,441,632

Total liabilities and stockholders’ equity	$205,118,026	$179,028,197

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Revenues
Plasma industry	$9,409,880	$10,368,034
Pharma industry	8,618,653	2,388,644
Other	569,616	433,396
Total revenues	18,598,149	13,190,074

Cost of revenues	6,907,321	6,250,823

Gross profit	11,690,828	6,939,251

Operating expenses
Selling, general and administrative	7,400,759	5,911,198
Depreciation and amortization	1,801,003	1,286,405
Total operating expenses	9,201,762	7,197,603

Income (loss) from operations	2,489,066	(258,352)

Other income
Interest income, net	762,198	731,344

Income before income tax provision	3,251,264	472,992
Income tax provision	665,164	163,896

Net income	$2,586,100	$309,096

Income per share
Basic	$0.05	$0.01
Diluted	$0.05	$0.01

Weighted average common shares
Basic	53,576,030	52,844,638
Diluted	55,142,511	54,760,842

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2024	54,358,382	$54,358	$24,632,205	(834,708)	$(1,772,929)	$7,527,998	$30,441,632

Stock issued upon vesting of restricted stock	724,000	724	(724)	–	–	–	–
Stock-based compensation	–	–	672,318	–	–	–	672,318
Repurchase of common stock	–	–	–	(100,000)	(375,786)	–	(375,786)
Issuance of stock in business combination	–	–	5,950,000	–	–	–	5,950,000
Net income	–	–	–	–	–	2,586,100	2,586,100

Balance, March 31, 2025	55,082,382	$55,082	$31,253,799	(934,708)	$(2,148,715)	$10,114,098	$39,274,264

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2023	53,452,382	$53,452	$21,999,722	(698,008)	$(1,277,884)	$3,712,091	$24,487,381

Stock issued upon vesting of restricted stock	214,000	214	(214)	–	–	–	–
Stock-based compensation	–	–	663,951	–	–	–	663,951
Net income	–	–	–	–	–	309,096	309,096

Balance, March 31, 2024	53,666,382	$53,666	$22,663,459	(698,008)	$(1,277,884)	$4,021,187	$25,460,428

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$2,586,100	$309,096
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	672,318	663,951
Depreciation and amortization	1,801,003	1,286,405
Noncash lease expense	109,168	103,383
Deferred income taxes, net	519,717	75,930

Changes in operating assets and liabilities:
Accounts receivable	(19,595,520)	(19,248,415)
Other receivables	557,348	(27,221)
Prepaid expenses and other current assets	(131,871)	(339,937)
Accounts payable and accrued liabilities	14,584,756	9,615,064
Operating lease liability	(99,567)	(93,783)
Customer card funding	(7,036,629)	15,900,026
Net cash (used in) provided by operating activities	(6,033,177)	8,244,499

Cash flows from investing activities:
Purchase of fixed assets	(78,651)	(51,459)
Capitalization of internally developed software	(2,354,866)	(2,099,022)
Purchase of intangible assets	(10,338)	(122,600)
Net assets acquired in business combination	(2,000,000)	–
Net cash used in investing activities	(4,443,855)	(2,273,081)

Cash flows from financing activities:
Repurchase of common stock	(375,786)	–
Net cash used in financing activities	(375,786)	–

Net change in cash and restricted cash	(10,852,818)	5,971,418
Cash and restricted cash, beginning of period	122,343,186	109,351,013

Cash and restricted cash, end of period	$111,490,368	$115,322,431

Cash and restricted cash reconciliation:
Cash	$6,847,021	$7,013,306
Restricted cash	104,643,347	108,309,125
Total cash and restricted cash	$111,490,368	$115,322,431

Supplemental cash flow information:

Non-cash assets acquired in business combination	$15,758,637	$–
Non-cash liabilities incurred in business combination	$(9,808,637)	$–
Cash paid for taxes	$–	$1,600

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2024. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at March 31, 2025 and December 31, 2024.

Restricted Cash – At March 31, 2025 and December 31, 2024, restricted cash consisted of funds held specifically for our card product and pharma programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

Reimbursement Receivables – As of March 31, 2025 and December 31, 2024, accounts receivable included $43,765,255 and $27,566,694, respectively, of customer reimbursement balances of pass-through claims, which are fully offset in accounts payable and accrued liabilities. Accounts receivable also include accruals and trade receivables for program management and processing fees that have terms pursuant to their related contracts.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalents and restricted cash in various bank accounts primarily with one financial institution in the United States which at times, may exceed federally insured limits. If this financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has not experienced, nor does it anticipate, any losses with respect to such accounts. At March 31, 2025 and December 31, 2024, the Company had approximately $492,184 and $128,761 in excess of federally insured bank account limits, respectively. In February of 2024, the Company initiated a program with one of our financial institutions called deposit swapping, whereby the financial institution utilizes a third-party who is participating in reciprocal deposit networks. This program is an alternative way for our financial institution to offer us full Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits over $250,000. Under this program, deposit networks divide uninsured deposits into smaller units and distribute these monies among participating banks in the network, where the monies are fully FDIC insured.

As of March 31, 2025, the Company also had a concentration of accounts receivable risk, as one pharma patient affordability program customer individually represented 18% of our accounts receivable balance. One pharma patient affordability program customer individually represented 22% of our accounts receivable balance on December 31, 2024. These accounts receivable balances relate to claim reimbursements that have been paid on behalf of the pharma program customers.

Business Combinations – The Company accounts for business combinations using the acquisition method. As of the acquisition date, the acquirer recognizes, separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. Goodwill is initially measured at cost, being the excess of the cost of acquisition over the fair value of the net identifiable assets acquired and liabilities assumed. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at acquisition date fair value and the amount of any non-controlling interest in the acquiree. If the cost of acquisition is lower than the fair value of the net identifiable assets, the difference is recognized in profit. Acquisition costs are expensed as incurred.

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

Intangible assets with an indefinite-life are not amortized. Intangible assets with a finite life are amortized on a straight-line basis over its estimated useful life, which is generally 3 to 15 years.

Goodwill – Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill represents a residual value as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquired company over the fair value of net assets acquired, including contingent consideration. We perform goodwill impairment tests on an annual basis in the fourth fiscal quarter and between annual tests in certain circumstances. The assessment of fair value for goodwill and purchased intangible assets is based on factors that market participants would use in an orderly transaction in accordance with the new accounting guidance for the fair value measurement of non-financial assets.

The goodwill recorded in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 was $5,512,637 and $0, respectively. The increase in goodwill during the first quarter of 2025 was due to our acquisition of Gamma Innovation LLC see “Note 2- Acquisition” in the notes to the accompanying consolidated financial statements. The estimates used to calculate the fair value of our business from year to year are based on operating results, market conditions, changes in industry and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. There was no impairment of goodwill in the first quarter of 2025.

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

Customer Card Funding – As of March 31, 2025 and December 31, 2024, customer card funding represents funds loaded or available to be loaded on cards for the Company’s card product programs, or funds available to cover reimbursement claims for the Company’s patient affordability programs.

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

The Company generates revenues from plasma card programs through fees generated from cardholder and interchange fees. Revenues from pharma card programs are generated through card program management fees, transaction claim processing fees, interchange fees, and settlement income. Other revenues are generated through cardholder fees, interchange fees, program management fees, load fees and breakage.

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

The portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem are referred to as breakage. In certain card programs where we hold the cardholder funds and expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life; provided that a significant reversal of the amount of breakage revenue recognized is not probable, and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. For each program, we utilize a third party to estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions. The Company accounts for breakage in accordance with Accounting Standards Update (“ASU”) 2016-04, Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards for the recognition of such revenue. Breakage revenue is recorded in other revenue on the consolidated statements of operations and was $101 thousand and $53 thousand for the three months ended March 31, 2025 and 2024, respectively.

The Company utilizes the remote method of revenue recognition for settlement income whereby the unspent card balances will be recognized as revenue at the expiration of the cards or the respective card program. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation to refund any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, generally it has no contract assets. Settlement income was $0 the three months ended March 31, 2025 and 2024.

Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, fraud charges, and sales and commission expense.

Operating Leases – The Company determines if a contract is or contains a leasing element at contract inception or the date in which a modification of an existing contract occurs. For a contract to be considered a lease, the contract must transfer the right to control the use of an identified asset for a period of time in exchange for consideration. Control is determined to have occurred if the lessee has the right to (i) obtain substantially all the economic benefits from the use of the identified asset throughout the period of use and (ii) direct the use of the identified asset.

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

Accounting Standards Update ("ASU") 2024-03 - In November 2024, the Financing Accounting Standards Board ("FASB") issued ASU 2024-03, "Disaggregation of Income Statement Expenses," which requires disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. We are evaluating the potential effects of ASU 2024-03 on our consolidated financial statements and related disclosures.

2.     ACQUISITION

On March 19, 2025, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Gamma Innovation LLC, a Pennsylvania limited liability company (“Gamma”), Beta Software and Technologies LLC, a Delaware limited liability company, and Michael Ngo, an individual, pursuant to which we acquired substantially all the assets of Gamma Innovation LLC. (“Gamma”). Gamma is a software and services company focusing on the blood and plasma collection industry that developed innovative solutions targeting donor engagement, retention and management. The Gamma acquisition aligns with our technology and market presence by offering additional engagement, compensation and resource management solutions across our core markets. The new technologies acquired consist of the following solutions: (i) a donor engagement application designed to reduce plasma labor costs and donor fees while improving donor retention; (ii) a customer resource management platform designed to reduce unnecessary expenses and improve donor engagement, marketing effectiveness and retention; and (iii) a donor management solution designed to improve plasma donation center efficiency by reducing operational costs and optimizing donor compensation. Due to the recent acquisition date, the valuations of both the earn-out contingent consideration and identifiable intangible assets acquired were not complete at the time of this filing, and provisional amounts for consideration transferred and the fair values of assets acquired have been presented. Management continues to refine the preliminary valuation of certain assets acquired and liabilities incurred, and may adjust the allocation in subsequent periods. Additionally, tax considerations have not yet been finalized. The final valuation will be completed within the one-year measurement period following the acquisition date.

Total preliminary purchase consideration was $17,758,637, which consisted of the following:

Cash paid upfront (1)	$2,000,000
Present value of future cash paid (1)	6,618,637
Equity consideration (2)	5,950,000
Earn-out contingent consideration (3)	3,190,000
Total consideration	$17,758,637

(1)	Pursuant to the Asset Purchase Agreement the cash purchase price paid was $10,000,000 to be paid in five equal tranches with the initial payment made on March 19, 2025 and four subsequent payments to be made on each subsequent annual anniversary of the initial payment. The fair value of this consideration was estimated based on the present value of the future payments. The average discount rate of 8% was based on the Company’s estimated cost of debt. The present value of future payments is recorded in other liabilities on the consolidated balance sheets.
(2)	Pursuant to the Asset Purchase Agreement the stock consideration paid was 2,500,000 shares of restricted common stock that will vest in five equal amounts beginning on March 31, 2025 and annually thereafter for the next four years. Fair value was estimated using the Company’s stock price of $2.38 on the valuation date. The stock consideration is recorded in the consolidated statements of stockholders’ equity.
(3)	Pursuant to the Asset Purchase Agreement an additional earn-out stock consideration of 500,000 shares of our common stock, up to a total consideration of 2,500,000 shares of our common stock, may be paid upon the achievement of certain gross revenue performance targets for each trailing 12-month period beginning on March 20, 2025 and ending on March 19, 2030. The value of earn-out contingent consideration was computed using the Monte Carlo simulation. The contingent payable is recorded in other liabilities on the consolidated balance sheets.

We have accounted for the Gamma acquisition as a business combination, which generally requires that we recognize the assets acquired and liabilities assumed at fair value as of the acquisition date. The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total provisional purchase consideration, were as follows:

Identifiable intangible assets	$12,246,000
Total identifiable net assets	12,246,000
Goodwill	5,512,637
Total assets acquired	$17,758,637

During the three months ended March 31, 2025 there were no measurement-period adjustments.

Goodwill arising from the acquisition was attributable to expected growth opportunities of the acquired technology, potential synergies from combining the acquired business into our existing business, and an assembled workforce. We expect that approximately $5,512,637 of the goodwill from this acquisition will be deductible for income tax purposes.

The following table reflects the estimated acquisition date fair values of the identified intangible assets of Gamma and their respective weighted-average preliminary estimated amortization periods:

	Estimated Fair Value	Weighted Avg. Estimated Amortization (years)
Contract related intangible assets	$567,000	9
Acquired technologies	11,679,000	15
Total identifiable intangible assets	$12,246,000

The historical revenue and earnings of Gamma were not material for the purpose of presenting pro forma information. In addition, transaction costs in the amount of $108 thousand associated with this business combination were not material, have been expensed as incurred and are recorded in selling, general & administration expense on the consolidated statements of operation.

3.     FIXED ASSETS, NET

Fixed assets consist of the following:

	March 31, 2025	December 31, 2024
Equipment	$2,739,194	$2,688,611
Software	515,432	487,364
Furniture and fixtures	762,144	762,144
Website costs	69,881	69,881
Leasehold improvements	236,904	236,904
	4,323,555	4,244,904
Less: accumulated depreciation	(3,188,776)	(3,086,929)
Fixed assets, net	$1,134,779	$1,157,975

Depreciation expense for the three months ended March 31, 2025 and 2024 was $101,847 and $91,100, respectively.

4.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2025	December 31, 2024
Patents and trademarks	$38,186	$38,186
Platform	31,672,185	29,317,318
Customer lists and contracts	1,177,200	1,177,200
Licenses	227,239	216,901
Hosting implementation	43,400	43,400
Contract assets	277,600	277,600
Non-compete agreement	567,000	–
Acquired tech	11,679,000	–
	45,681,810	31,070,605
Less: accumulated amortization	(20,530,045)	(18,830,888)
Intangible assets, net	$25,151,765	$12,239,717

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years. Amortization expense for the three months ended March 31, 2025 and 2024 was $1,699,156 and $1,195,305, respectively.

5.     LEASE

The Company entered into an operating lease for office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of March 31, 2025, the remaining lease term was 5.2 years and the discount rate was 6%.

Operating lease cost included in selling, general and administrative expenses was $189,425 and $189,020 for the three months ended March 31, 2025 and 2024, respectively. Cash paid for the operating lease was $142,992 for both the three months ended March 31, 2025 and 2024.

The following is the lease maturity analysis of our operating lease as of March 31, 2025:

Year ending December 31,
2025 (excluding the three months ended March 31, 2025)	$469,014
2026	640,604
2027	640,604
2028	640,604
2029	640,604
Thereafter	266,918
Total lease payments	3,298,348
Less: Imputed interest	(469,837)
Present value of future lease payments	2,828,511
Less: current portion of lease liability	(472,007)
Long-term portion of lease liability	$2,356,504

6.     CUSTOMER CARD FUNDING LIABILITY

The Company issues prepaid cards with various provisions for cardholder fees or expiration. Revenue generated from cardholder transactions and interchange fees are recognized when the Company’s performance obligation is fulfilled. Unspent balances left on pharma cards are recognized as settlement income at the expiration of the cards and the card program. Contract liabilities related to prepaid cards represent funds on card and client funds held to be loaded to card before the amounts are ultimately spent by the cardholders or recognized as revenue by the Company. Contract liabilities related to prepaid cards are included in customer card funding liability on the condensed consolidated balance sheet.

The opening and closing balances of the Company's liabilities are as follows:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$111,328,270	$92,282,124
(Decrease) Increase, net	(7,036,629)	15,900,026
Ending balance	$104,291,641	$108,182,150

The amount of revenue recognized during the three months ended March 31, 2025 and 2024 that was included in the opening contract liability for prepaid cards was $2,727,566 and $2,319,630, respectively.

7.     COMMON STOCK

At March 31, 2025, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 55,082,382 shares of common stock issued and 54,147,674 shares of common stock outstanding. There were no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three months ended March 31, 2025 and 2024 was $672,318 and $663,951, respectively.

2025 Transactions – During the three months ended March 31, 2025, the Company issued 724,000 shares of common stock for vested stock awards and the exercise of stock options. No stock options were exercised.

The Company also granted 3,025,000 restricted stock awards during the three months ended March 31, 2025. For the stock awards granted, the weighted average grant date fair value was $2.38 and vest over a period of one to five years.

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

8.     BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the three months ended March 31, 2025 and 2024:

	2025	2024
Numerator:
Net income	$2,586,100	$309,096
Denominator:
Weighted average common shares:
Denominator for basic calculation	53,576,030	52,844,638
Weighted average effects of potentially diluted common stock:
Stock options (calculated under treasury method)	694,077	789,517
Unvested restricted stock awards	872,404	1,126,687
Denominator for fully diluted calculation	$55,142,511	$54,760,842
Net income per common share:
Basic	$0.05	$0.01
Fully diluted	$0.05	$0.01

9.    COMMITMENTS AND CONTINGENCIES

Pending or Threatened Litigation –From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three securities class action complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Securities and Exchange Act of 1934, as amended (the”Exchange Act”) and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. On May 22, 2023, Defendants filed an Answer to the Amended Complaint. On December 15, 2023, the parties agreed in principle to a proposed settlement of the Securities Class Action and Plaintiffs filed a Consented Motion for Preliminary Approval of Settlement. On January 4, 2024, the Court preliminarily approved a settlement in the amount of $3,750,000, the entirety of which came from the Company’s directors-and-officers insurance policy, for the referenced class of purchasers, and scheduled a final approval hearing for April 17, 2024. On April 17, 2024, the Court conducted the final approval hearing and approved the settlement and, on April 18, 2024, issued an order and final judgment thereon.

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

On October 4, 2024, the parties to the four stockholder derivative actions agreed in principle to a proposed settlement of all pending claims asserted in Plaintiffs’ actions. On December 6, 2024, Plaintiffs filed a Motion for Preliminary Approval of Derivative Settlement. On May 6, 2025, the Court granted the parties’ request to relate the actions and assigned all four cases to the judge presiding over the Jeewa action. The Motion for Preliminary Approval of Derivative Settlement is currently pending before that judge.

10.    INCOME TAX

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2025 and March 31, 2024:

	2025	2024
Income before income taxes	$3,251,264	$472,992
Income tax expense	665,164	163,896
Effective tax rate	20.46%	34.65%

The effective tax rates for the three months ended March 31, 2025 and March 31, 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the three months ended March 31, 2025 varies from the three months ended March 31, 2024 primarily as a result of tax benefits related to our stock-based compensation.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. As of March 31, 2025 and December 31, 2024, the Company recorded $568,595 and $1,129,164, respectively in other receivables on the condensed consolidated balance sheet related to U.S. Federal Government refunds.

ITem 2. Management’s discussion and analysis of financial condition and results of operations.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. These Forward-Looking Statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “propose,” “may,” and other similar expressions identify Forward-Looking statements. Specific forward-looking statements made herein include our belief that we do not anticipate any losses with respect to accounts with balances exceeding federally insured limits; our expected lease obligations for subsequent years; our belief that our platform can be seamlessly integrated with our clients’ systems; our belief that our distinctive positioning allows us to provide end-to end technologies that securely manage transaction processing, cardholder enrollment, value loading, account management, data and analytics, and customer service; our belief that our architecture is known for its cross-platform compatibility, flexibility, and scalability - allowing our clients and partners to leverage these advantages for cost savings and revenue opportunities; our focus of our marketing efforts on corporate incentive and expense prepaid card products in various market verticals; our plan for 2025 to continue to invest additional funds in technology improvements, sales and marketing, cybersecurity, fraud, customer service, and regulatory compliance; our belief that from time to time we evaluate raising capital to enable us to diversify into new market verticals; our belief that if we do not raise new capital, that we will still be able to support our existing business and expand into new vertical markets using internally generated funds; our belief that the following measures are the primary indicators of our quarterly and annual revenues: gross dollar volume on loaded cards and conversion rates on gross dollar volume loaded on cards; our belief that the following are also key performance indicators: revenues, gross profit, operational expenses as a percent of revenues, cardholder participation, and EBITDA; and our belief that our available cash on hand, excluding restricted cash, along with our forecast for revenues and cash flows for the remainder of 2025 and through the first quarter of 2027, will be sufficient to sustain our operations for the next twenty-four months. In the normal course of our business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain, or may contain, Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. In addition, any statements that refer to expectations, projections, estimates, forecasts, or other characterizations of future events or circumstances are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the Forward-Looking Statements. Such important factors (“Important Factors”) and other factors are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other reports filed with the Securities and Exchange Commission (the “SEC”) from time to time. All prior and subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward-Looking Statement made by or on behalf of us. You are cautioned not to place undue reliance on these Forward-Looking Statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these Forward-Looking Statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the SEC.

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

Our revenues include fees generated from cardholder fees, interchange, card program management fees, transaction claims processing fees, breakage, and settlement income. Revenue from cardholder fees, interchange, card program management fees, and transaction claims processing fees is recorded when the performance obligation is fulfilled. Breakage is recorded ratably over the estimated card life based on historical redemption patterns, market-specific trends, escheatment rules, and existing economic conditions and relates solely to our open-loop gift card business which began at the end of 2022. Settlement income is recorded at the expiration of the card or card program.

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

Currently, we are focusing our marketing efforts on corporate incentive and expense prepaid card products in various market verticals including but not limited to general corporate expense, healthcare related markets including patient affordability solutions, clinical trials and donor compensation, loyalty rewards, and incentive cards. Following the acquisition of Gamma, we are now allocating some of our marketing efforts to selling our donor engagement application and customer resource management product into our existing markets.

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

We have devoted more extensive resources to sales and marketing activities as we have added essential personnel to our marketing, sales and support teams. We market our Paysign payment and application solutions through direct marketing by the Company’s sales team. Our primary market focus is on companies that require a streamlined payment solution for rewards, rebates, payment assistance, and other payments to their customers, employees, agents and others. To reach these markets, we focus our sales efforts on direct contact with our target market and attendance at various industry specific conferences. We may, at times, utilize independent contractors who make direct sales and are paid commissions and/or restricted stock awards. We market our Paysign premier product through existing communication channels to a targeted segment of our existing cardholders, as well as to a broad group of individuals, ranging from non-banked to fully banked consumers with a focus on long term users of our product.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

The following table summarizes our consolidated financial results for the three months ended March 31, 2025 in comparison to the three months ended March 31, 2024:

	Three Months Ended March 31, (Unaudited)		Variance
	2025	2024	$	%
Revenues
Plasma industry	$9,409,880	$10,368,034	$(958,154)	(9.2%	)
Pharma industry	8,618,653	2,388,644	6,230,009	260.8%
Other	569,616	433,396	136,220	31.4%
Total revenues	18,598,149	13,190,074	5,408,075	41.0%
Cost of revenues	6,907,321	6,250,823	656,498	10.5%
Gross profit	11,690,828	6,939,251	4,751,577	68.5%
Gross margin %	62.9%	52.6%

Operating expenses
Selling, general and administrative	7,400,759	5,911,198	1,489,561	25.2%
Depreciation and amortization	1,801,003	1,286,405	514,598	40.0%
Total operating expenses	9,201,762	7,197,603	2,004,159	27.8%
Income (loss) from operations	$2,489,066	$(258,352)	$2,747,418	NM

Other income	$762,198	$731,344	$30,854	4.2%

Net income	$2,586,100	$309,096	$2,277,004	736.7%
Net margin %	13.9%	2.3%

The increase in total revenues of $5,408,075 for the three months ended March 31, 2025 compared to the same period in the prior year consisted primarily of a $958,154 decrease in plasma revenue, a $6,230,009 increase in pharma revenue, and a $136,220 increase in other revenue. The decrease in plasma revenue was primarily due to a decline in plasma donations and dollars loaded to cards as plasma inventory levels have normalized, which has reduced our average monthly revenue per center as compared to the same period in the prior year. The increase in pharma revenue was primarily due to the financial benefit of 33 net patient affordability programs launched throughout 2024 and subsequent full year impact in the first quarter of 2025, the launch of 14 net patient affordability programs in the first quarter of 2025, and a corresponding increase in monthly management fees, setup fees, claim processing fees, and other billable services such as dynamic business rules and call center support. The number of claims processed increased over 160% in the first quarter of 2025 compared to the same period in the prior year. The increase in other revenue was primarily due to the growth and usage in the number of cardholders of our payroll, retail, and corporate incentive programs.

Cost of revenues for the three months ended March 31, 2025 increased $656,498 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. The increase in cost of revenues consisted primarily of (i) increased customer care expense of approximately $379,000 associated primarily with the growth in our pharma patient affordability programs, wage inflation pressures, a tight labor market, and increased benefit costs; (ii) increased third-party program management fees of approximately $366,000 associated with our pharma patient affordability programs; and (iii) increased sales commission expense of approximately $255,000 related to the increase in overall revenue for programs in which we pay commission expenses. These increases were offset predominantly by decreased usage of our card programs and related fees of approximately $124,000 in network fees, approximately $114,000 of rebate costs, a decline in postage of approximately $64,000 and a decline in other costs of approximately $42,000.

Gross profit for the three months ended March 31, 2025 increased $4,751,577 compared to the same period in the prior year, resulting primarily from the launch of an additional 14 net programs in the first quarter, a full year financial benefit of programs launched in 2024, and a corresponding increase in setup fees, monthly management fees, claim processing fees, and other billable fees associated with our patient affordability programs. Gross profit also benefited from our plasma revenue and the beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third-parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. The increase in gross profit was offset by increased costs from third-party service providers, sales commission expense, customer service costs and fraud expenses mentioned above, primarily driven by the overall growth in our business. The increase in gross margin resulted primarily from a greater contribution of total revenue from our pharma patient affordability business which has higher gross profit margins than our other businesses.

Selling, general  and administrative expenses for the three months ended March 31, 2025 increased $1,489,561 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $1,545,000 due to continued hiring to support the Company’s growth primarily from our pharma patient affordability business, a tight labor market, and increased benefit costs; (ii) technologies and telecom of approximately $333,000 primarily related to ongoing platform security investments; and (iii) merger and acquisition costs of approximately $108,000. This increase was offset by a decrease in outside professional services of approximately $128,000, an increase of $359,000 in the amount of capitalized platform development costs, and a decrease in other costs of approximately $9,000.

Depreciation and amortization expense for the three months ended March 31, 2025 increased $514,598 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform and employment growth.

For the three months ended March 31, 2025, we recorded income from operations of $2,489,066 representing an improvement of $2,747,418 compared to a loss from operations of $258,352 during the same period in the prior year, related to the aforementioned factors.

Other income for the three months ended March 31, 2025 increased $30,854 primarily related to steady interest rates and the associated interest income received on higher average bank account balances at our sponsor bank.

At March 31, 2025, our income tax provision was $665,164, which was based on our net operating income adjusted for discrete items that occurred withing the quarter. The effective tax rate of 20.5% compared to 34.7% varies primarily as a result of tax benefits related to our stock-based compensation.

The net income for the three months ended March 31, 2025 was $2,586,100, an increase of $2,277,004 compared to the net income of $309,096 for the three months ended March 31, 2024. The overall change in net income relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards: Represents the total dollar volume of funds loaded to our prepaid card programs. Our gross dollar volume loaded on cards was $407 million and $426 million for the three months ended March 31, 2025 and 2024, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards: Represents revenues, gross profit or net income (loss) conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income (loss), respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income (loss). Our total revenue conversion rates for the three months ended March 31, 2025 and 2024 were 4.57% or 457 basis points (“bps”) and 3.09% or 309 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended March 31, 2025 and 2024 were 2.87% or 287 bps and 1.63% or 163 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the three months ended March 31, 2025 and 2024 were 0.64% or 64 bps and 0.07% or 07 bps, respectively, of gross dollar volume loaded on cards.

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

	Three Months Ended March 31,
	2025	2024
Reconciliation of adjusted EBITDA to net income:
Net income	$2,586,100	$309,096
Income tax provision	665,164	163,896
Interest income, net	(762,198)	(731,344)
Depreciation and amortization	1,801,003	1,286,405
EBITDA	4,290,069	1,028,053
Stock-based compensation	672,318	663,951
Adjusted EBITDA	$4,962,387	$1,692,004

“EBITDA margin” is defined as earnings before interest, income taxes, depreciation and amortization expense as a percentage of the Company’s revenue and “Adjusted EBITDA margin” reflects the adjustment to EBITDA margin to exclude stock-based compensation expense as a percentage of revenue. A reconciliation of net income margin to Adjusted EBITDA margin is provided in the table below.

	Year ended March, (As a percentage of revenue)
	2025		2024
Reconciliation of adjusted EBITDA margin to net income margin:
Net income margin	13.9%		2.3%
Income tax provision	3.6%		1.2%
Interest income, net	(4.1%	)	(5.5%	)
Depreciation and amortization	9.7%		9.8%
EBITDA margin	23.1%		7.8%
Stock-based compensation	3.6%		5.0%
Adjusted EBITDA margin	26.7%		12.8%

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Three Months Ended March 31, (Unaudited)
	2025	2024
Net cash (used in) provided by operating activities	$(6,033,177)	$8,244,499
Net cash used in investing activities	(4,443,855)	(2,273,081)
Net cash used in financing activities	(375,786)	–
Net increase in cash and restricted cash	$(10,852,818)	$5,971,418

Comparison of Three Months Ended March 31, 2025 and 2024

During the three months ended March 31, 2025 and 2024, we financed our operations through internally generated funds.

Operating activities used $6,033,177 of cash in the first quarter of 2025, a decrease of $14,277,676 compared to same period in the prior year. This change in cash flow compared to the prior period is primarily due to net decreases in operating assets and liabilities. The changes in accounts receivable, accounts payable, and customer card funding are primarily related to the growth in our pharma patient affordability business and timing of payments as we are invoiced by third-party service providers at the end of the period and are due monies from our pharma patient affordability customers to cover these third-party payables. The decrease in cash flows from operating activities was offset by an increase in net income, reduced prepaid expenses, collection of tax credits and non-cash adjustments for depreciation and amortization, deferred income tax, stock-based compensation, and lease expense.

We used net cash in investing activities during the three months ended March 31, 2025 and 2024 of $4,443,855 and $2,273,081, respectively. For the three months ended March 31, 2025, $2,443,855 of the cash was used for investing activities primarily attributable to an increase in the capitalization of internally developed software as we continue to invest in our technology platform. The remaining amount of $2,000,000 was used for the Gamma acquisition that closed on March 19, 2025, see “Note 2- Acquisition” in the notes to the accompanying consolidated financial statements.

Cash used in financing activities of $375,786 for the three months ended March 31, 2025 was primarily attributed to the repurchase of 100,000 shares of the Company’s common stock at a weighted average price of $3.76 per share.

Our significant contractual cash requirements also include ongoing payments for lease liabilities. For additional information regarding our cash commitments and contractual obligations, see “Note 5 – LEASE” in the notes to the accompanying consolidated financial statements.

Sources of Liquidity

We believe that our available cash on hand, excluding restricted cash, at March 31, 2025 of $6,847,021, along with our forecast for revenues and cash flows for the remainder of 2025 and through the first quarter of 2027, will be sufficient to sustain our operations for the next twenty-four months. In light of the recent bank failures, we continue to monitor the health and soundness of our bank relationships through publicly available information. Based on recent SEC filings, we have not discovered any issues that would cause us to alter our bank relationships.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three securities class action complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Security and Exchange Act of 1934, as amended (the Exchange Act”) and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. On May 22, 2023, Defendants filed an Answer to the Amended Complaint. On December 15, 2023, the parties agreed in principle to a proposed settlement of the Securities Class Action and Plaintiffs filed a Consented Motion for Preliminary Approval of Settlement. On January 4, 2024, the Court preliminarily approved a settlement in the amount of $3,750,000, the entirety of which came from the Company’s directors-and-officers insurance policy, for the referenced class of purchasers, and scheduled a final approval hearing for April 17, 2024. On April 17, 2024, the Court conducted the final approval hearing and approved the settlement and, on April 18, 2024, issued an order and final judgment thereon.

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

On October 4, 2024, the parties to the four stockholder derivative actions agreed in principle to a proposed settlement of all pending claims asserted in Plaintiffs’ actions. On December 6, 2024, Plaintiffs filed a Motion for Preliminary Approval of Derivative Settlement. On May 6, 2025, the Court granted the parties’ request to relate the actions and assigned all four cases to the judge presiding over the Jeewa action. The Motion for Preliminary Approval of Derivative Settlement is currently pending before that judge.

Item 1A. Risk Factors.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2025, we issued, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, a total of 500,000 shares of common stock issued in connection with the purchase agreement with Gamma Innovations LLC, see “Note 2- Acquisition” in the notes to the accompanying consolidated financial statements.

Issuer Purchases of Equity Securities

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2025 – January 31, 2025	–	–	–	$3,377,071
February 1, 2025 – February 28, 2025	100,000	3.76	–	3,001,285
March 1, 2025 – March 31, 2025	–	–	–	3,001,285
Total	–	–	–	$3,001,285

(1) On March 21, 2023, our Board authorized a stock repurchase program to repurchase up to $5 million of our common stock, subject to certain conditions, in the open market, in privately negotiated transactions, or by other means in compliance with Rule 10b-18 under the Exchange Act. The program is expected to be completed within 36 months from the commencement date. As of March 31, 2025, the Company repurchased 631,258 shares of common stock for $1,998,715 at a weighted average price of $3.17 per share.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

PAYSIGN, INC.

Date: May 9, 2025	/s/ Mark Newcomer
By: Mark Newcomer, President and Chief Executive Officer (principal executive officer)

Date: May 9, 2025	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

