Form 10-Q
period 2025-06-30
Paysign, Inc.
filed 2025-08-06
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,451,888 shares as of July 31, 2025.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
Current assets
Cash	$11,753,184	$10,766,982
Restricted cash	102,159,939	111,576,204
Accounts receivable, net	41,330,370	32,639,242
Other receivables	1,052,169	1,606,276
Prepaid expenses and other current assets	2,412,252	2,247,929
Total current assets	158,707,914	158,836,633

Fixed assets, net	1,118,369	1,157,975
Intangible assets, net	23,682,758	12,239,717
Goodwill	4,487,637	–
Operating lease right-of-use asset	2,573,085	2,792,922
Deferred tax asset, net	3,326,438	4,000,950

Total assets	$193,896,201	$179,028,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$39,477,356	$34,330,217
Customer card funding	101,751,352	111,328,270
Operating lease liability, current portion	490,648	448,008
Other liabilities, current portion	1,597,159	–
Total current liabilities	143,316,515	146,106,495

Operating lease liability, long-term portion	2,231,076	2,480,070
Other liabilities, long-term portion	6,140,651	–

Total liabilities	151,688,242	148,586,565
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 55,345,796 and 54,358,382 issued at June 30, 2025 and December 31, 2024, respectively	55,346	54,358
Additional paid-in capital	32,799,469	24,632,205
Treasury stock at cost, 934,708 and 834,708 shares, respectively	(2,148,715)	(1,772,929)
Retained earnings	11,501,859	7,527,998
Total stockholders’ equity	42,207,959	30,441,632

Total liabilities and stockholders’ equity	$193,896,201	$179,028,197

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Plasma industry	$10,743,924	$11,273,262	$20,153,804	$21,641,296
Pharma industry	7,753,906	2,674,901	16,372,559	5,063,545
Other	580,523	383,436	1,150,139	816,832
Total revenues	19,078,353	14,331,599	37,676,502	27,521,673

Cost of revenues	7,323,188	6,745,836	14,230,509	12,996,659

Gross profit	11,755,165	7,585,763	23,445,993	14,525,014

Operating expenses
Selling, general and administrative	8,197,461	6,020,464	15,598,220	11,931,662
Depreciation and amortization	2,120,097	1,439,622	3,921,100	2,726,027
Total operating expenses	10,317,558	7,460,086	19,519,320	14,657,689

Income (loss) from operations	1,437,607	125,677	3,926,673	(132,675)

Other income
Interest income, net	605,160	813,357	1,367,358	1,544,701

Income before income tax provision	2,042,767	939,034	5,294,031	1,412,026
Income tax provision	655,006	241,932	1,320,170	405,828

Net income	$1,387,761	$697,102	$3,973,861	$1,006,198

Net income per share
Basic	$0.03	$0.01	$0.07	$0.02
Diluted	$0.02	$0.01	$0.07	$0.02

Weighted average common shares
Basic	54,228,027	53,008,286	53,903,829	52,926,462
Diluted	57,872,318	55,861,786	56,312,252	55,374,336

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2024	54,358,382	$54,358	$24,632,205	(834,708)	$(1,772,929)	$7,527,998	$30,441,632

Stock issued upon vesting of restricted stock	724,000	724	(724)	–	–	–	–
Stock-based compensation	–	–	672,318	–	–	–	672,318
Repurchase of common stock	–	–	–	(100,000)	(375,786)	–	(375,786)
Issuance of stock in business combination	–	–	5,950,000	–	–	–	5,950,000
Net income	–	–	–	–	–	2,586,100	2,586,100

Balance, March 31, 2025	55,082,382	$55,082	$31,253,799	(934,708)	$(2,148,715)	$10,114,098	$39,274,264

Stock issued upon vesting of restricted stock	86,000	86	(86)	–	–	–	–
Exercise of stock options	177,414	178	591,356	–	–	–	591,534
Stock-based compensation	–	–	954,400	–	–	–	954,400
Net income	–	–	–	–	–	1,387,761	1,387,761

Balance, June 30, 2025	55,345,796	$55,346	$32,799,469	(934,708)	$(2,148,715)	$11,501,859	$42,207,959

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2023	53,452,382	$53,452	$21,999,722	(698,008)	$(1,277,884)	$3,712,091	$24,487,381

Stock issued upon vesting of restricted stock	214,000	214	(214)	–	–	–	–
Stock-based compensation	–	–	663,951	–	–	–	663,951
Net income	–	–	–	–	–	309,096	309,096

Balance, March 31, 2024	53,666,382	$53,666	$22,663,459	(698,008)	$(1,277,884)	$4,021,187	$25,460,428

Stock issued upon vesting of restricted stock	106,000	106	(106)	–	–	–	–
Exercise of stock options	10,000	10	23,990	–	–	–	24,000
Stock-based compensation	–	–	670,138	–	–	–	670,138
Net income	–	–	–	–	–	697,102	697,102

Balance, June 30, 2024	53,782,382	$53,782	$23,357,481	(698,008)	$(1,277,884)	$4,718,289	$26,851,668

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$3,973,861	$1,006,198
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,626,718	1,334,089
Depreciation and amortization	3,921,100	2,726,027
Noncash lease expense	219,837	208,181
Deferred income taxes, net	674,512	222,555

Changes in operating assets and liabilities:
Accounts receivable	(8,691,128)	(9,527,978)
Other receivables	554,107	(64,218)
Prepaid expenses and other current assets	(164,323)	(453,935)
Accounts payable and accrued liabilities	5,276,312	23,737,050
Operating lease liability	(206,354)	(188,978)
Customer card funding	(9,576,918)	9,797,702
Net cash (used in) provided by operating activities	(2,392,276)	28,796,693

Cash flows from investing activities:
Purchase of fixed assets	(164,913)	(196,126)
Capitalization of internally developed software	(4,067,947)	(4,321,319)
Purchase of intangible assets	(20,675)	(122,600)
Net assets acquired in business combination	(2,000,000)	–
Net cash used in investing activities	(6,253,535)	(4,640,045)

Cash flows from financing activities:
Repurchase of common stock	(375,786)	–
Proceeds from exercise of options	591,534	24,000
Net cash provided by financing activities	215,748	24,000

Net change in cash and restricted cash	(8,430,063)	24,180,648
Cash and restricted cash, beginning of period	122,343,186	109,351,013

Cash and restricted cash, end of period	$113,913,123	$133,531,661

Cash and restricted cash reconciliation:
Cash	$11,753,184	$31,290,865
Restricted cash	102,159,939	102,240,796
Total cash and restricted cash	$113,913,123	$133,531,661

Supplemental cash flow information:

Non-cash assets acquired in business combination	$13,558,637	$–
Non-cash liabilities incurred in business combination	$(7,608,637)	$–
Cash paid for taxes	$379,491	$75,198

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all the disclosures required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2024. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

About Paysign, Inc.

Paysign, Inc. (the “Company,” “Paysign,” “we” or “our”) was incorporated on August 24, 1995, and trades under the symbol PAYS on The Nasdaq Stock Market LLC. Paysign is a provider of prepaid card programs, comprehensive pharma patient affordability offerings, digital banking services and integrated payment processing designed for businesses, consumers and government institutions. Headquartered in Nevada, the company creates customized, innovative payment solutions for clients across all industries, including pharmaceutical, healthcare, hospitality and retail.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at June 30, 2025 and December 31, 2024.

Restricted Cash – As of June 30, 2025 and December 31, 2024, restricted cash consisted of funds held specifically for our card product and pharma programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

Reimbursement Receivables – As of June 30, 2025 and December 31, 2024, accounts receivable included $33,191,361 and $27,566,694, respectively, of customer reimbursement balances of pass-through claims, which are fully offset in accounts payable and accrued liabilities. Accounts receivable also include accruals and trade receivables for program management and processing fees that have terms pursuant to their related contracts.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalents and restricted cash in various bank accounts primarily with one financial institution in the United States which at times, may exceed federally insured limits. If this financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has not experienced, nor does it anticipate, any losses with respect to such accounts. At June 30, 2025 and December 31, 2024, the Company had approximately $2,348,071 and $128,761 in excess of federally insured bank account limits, respectively. In February of 2024, the Company initiated a program with one of our financial institutions called deposit swapping, whereby the financial institution utilizes a third-party who is participating in reciprocal deposit networks. This program is an alternative way for our financial institution to offer us full Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits over $250,000. Under this program, deposit networks divide uninsured deposits into smaller units and distribute these monies among participating banks in the network, where the monies are fully FDIC insured.

As of June 30, 2025, the Company also had a concentration of accounts receivable risk, as two pharma patient affordability program customers individually represented 10% and 17% of our accounts receivable balance. Two pharma patient affordability program customers individually represented 17% and 15% of our accounts receivable balance as of December 31, 2024. These accounts receivable balances relate to pass-through claim reimbursements that have been paid on behalf of the pharma program customers.

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

Intangible assets with an indefinite-life are not amortized. Intangible assets with a finite life are amortized on a straight-line basis over their estimated useful lives, which are generally 3 to 15 years.

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

The goodwill recorded in the consolidated balance sheets as of June 30, 2025 and December 31, 2024 was $4,487,637 and $0, respectively. The increase in goodwill during the first two quarters of 2025 was due to our acquisition of Gamma Innovation LLC on March 19, 2025 (see “Note 2- Acquisition” in the notes to the accompanying consolidated financial statements). The estimates used to calculate the fair value of our business from year to year are based on operating results, market conditions, changes in industry and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. There was no impairment of goodwill in the first two quarters of 2025.

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

Customer Card Funding – As of June 30, 2025 and December 31, 2024, customer card funding represents funds loaded or available to be loaded on cards for the Company’s card product programs, or funds available to cover reimbursement claims for the Company’s pharma patient affordability programs.

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

The Company generates revenues from plasma card programs through fees generated from cardholders and interchange fees. Revenues from pharma card programs are generated through card program management fees, transaction claim processing fees, interchange fees, and settlement income. Other revenues are generated through cardholder fees, interchange fees, program management fees, load fees and breakage.

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

The portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem are referred to as breakage. In certain card programs where we hold the cardholder funds and expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life; provided that a significant reversal of the amount of breakage revenue recognized is not probable, and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. For each program, we utilize a third party to estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions. The Company accounts for breakage in accordance with Accounting Standards Update (“ASU”) 2016-04, Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards for the recognition of such revenue. Breakage revenue is recorded in other revenue on the consolidated statements of operations and was $54,934 and $156,124 for the three and six months ended June 30, 2025, respectively. Breakage revenue was $33,995 and $86,786 for the three and six months ended June 30, 2024, respectively.

The Company utilizes the remote method of revenue recognition for settlement income whereby the unspent card balances will be recognized as revenue at the expiration of the cards or the respective card program. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation to refund any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, generally it has no contract assets. Settlement income was $0 for the three and six months ended June 30, 2025 and $0 for the three and six months ended June 30, 2024.

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

Accounting Standards Update (“ASU”) 2024-03 - In November 2024, the Financing Accounting Standards Board (“FASB”) issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the potential effects of ASU 2024-03 on our consolidated financial statements and related disclosures.

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

Total preliminary purchase consideration was $15,558,637, which consisted of the following:

Cash paid upfront (1)	$2,000,000
Present value of future cash paid (1)	6,618,637
Equity consideration (2)	5,950,000
Earn-out contingent consideration (3)	990,000
Total consideration	$15,558,637

(1)	Pursuant to the Asset Purchase Agreement the cash purchase price paid was $10,000,000 to be paid in five equal tranches with the initial payment made on March 19, 2025 and four subsequent payments to be made on each subsequent annual anniversary of the initial payment. The fair value of this consideration was estimated based on the present value of the future payments. The average discount rate of 8% was based on the Company’s estimated cost of debt. The present value of future payments is recorded in other liabilities on the condensed consolidated balance sheets.
(2)	Pursuant to the Asset Purchase Agreement the stock consideration paid was 2,500,000 shares of restricted common stock that vest in five equal amounts beginning on March 31, 2025 and annually thereafter for the next four years. Fair value was estimated using the Company’s stock price of $2.38 on the valuation date. The stock consideration is recorded in the condensed consolidated statements of stockholders’ equity.
(3)	Pursuant to the Asset Purchase Agreement an additional earn-out stock consideration of 500,000 shares of our common stock, up to a total consideration of 2,500,000 shares of our common stock, may be paid upon the achievement of certain gross revenue performance targets for each trailing 12-month period beginning on March 20, 2025 and ending on March 19, 2030. The value of earn-out contingent consideration was computed using the Monte Carlo simulation. The contingent payable is recorded in other liabilities on the condensed consolidated balance sheets.

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

Identifiable intangible assets	$11,071,000
Total identifiable net assets	11,071,000
Goodwill	4,487,637
Total assets acquired	$15,558,637

During the three months ended June 30, 2025, a measurement period adjustment of $2,200,000 related to the Gamma acquisition decreased the amount of earn-out contingent consideration from $3,190,000 to $990,000, which decreased the amounts attributable to acquired technology and goodwill. The updated amounts are reflected in the above preliminary purchase consideration and value of goodwill and identifiable intangible assets.

Goodwill arising from the acquisition was attributable to expected growth opportunities of the acquired technology, potential synergies from combining the acquired business into our existing business, and an assembled workforce. We expect that approximately $4,487,637 of the goodwill from this acquisition will be deductible for income tax purposes.

The following table reflects the estimated acquisition date fair values of the identified intangible assets of Gamma and their respective weighted-average preliminary estimated amortization periods:

	Estimated Fair Value	Weighted Avg. Estimated Amortization (years)
Contract related intangible assets	$503,000	9
Acquired technologies	10,568,000	15
Total identifiable intangible assets	$11,071,000

The historical revenue and earnings of Gamma were not material for the purpose of presenting pro forma information. In addition, transaction costs in the amount of $129 thousand associated with this business combination were not material, have been expensed as incurred and are recorded in selling, general & administration expense on the consolidated statements of operation.

3.     FIXED ASSETS, NET

Fixed assets consist of the following:

	June 30, 2025	December 31, 2024
Equipment	$2,780,441	$2,688,611
Software	560,447	487,364
Furniture and fixtures	762,144	762,144
Website costs	69,881	69,881
Leasehold improvements	236,904	236,904
	4,409,817	4,244,904
Less: accumulated depreciation	(3,291,448)	(3,086,929)
Fixed assets, net	$1,118,369	$1,157,975

Depreciation expense for the three months ended June 30, 2025 and 2024 was $102,672 and $86,823, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $204,519 and $177,923, respectively.

4.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2025	December 31, 2024
Patents and trademarks	$38,186	$38,186
Platform	33,385,265	29,317,318
Customer lists and contracts	1,177,200	1,177,200
Licenses	237,576	216,901
Hosting implementation	43,400	43,400
Contract assets	277,600	277,600
Non-compete agreement	503,000	–
Acquired technologies	10,568,000	–
	46,230,227	31,070,605
Less: accumulated amortization	(22,547,469)	(18,830,888)
Intangible assets, net	$23,682,758	$12,239,717

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years. Amortization expense for the three months ended June 30, 2025 and 2024 was $2,017,425 and $1,352,799, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $3,716,581 and $2,548,104, respectively.

5.     LEASE

The Company entered into an operating lease for office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of June 30, 2025, the remaining lease term was 4.9 years and the discount rate was 6%.

Operating lease cost included in selling, general and administrative expenses was $189,425 and $378,851 for the three and six months ended June 30, 2025, respectively. Operating lease cost included in selling, general and administrative expenses was $189,020 and $378,039 for the three and six months ended June 30, 2024, respectively.

The following is the lease maturity analysis of our operating lease as of June 30, 2025:

Year ending December 31,
2025 (excluding the six months ended June 30, 2025)	$320,302
2026	640,604
2027	640,604
2028	640,604
2029	640,604
Thereafter	266,919
Total lease payments	3,149,637
Less: Imputed interest	(427,913)
Present value of future lease payments	2,721,724
Less: current portion of lease liability	(490,648)
Long-term portion of lease liability	$2,231,076

6.     CUSTOMER CARD FUNDING LIABILITY

The Company issues prepaid cards with various provisions for cardholder fees or expiration. Revenue generated from cardholder transactions and interchange fees are recognized when the Company’s performance obligation is fulfilled. Unspent balances left on prepaid cards are recognized as settlement income at the expiration of the cards and the card program. Contract liabilities related to prepaid cards represent funds on card and client funds held to be loaded to card before the amounts are ultimately spent by the cardholders or recognized as revenue by the Company. Contract liabilities related to prepaid cards are included in customer card funding liability on the condensed consolidated balance sheet.

The opening and closing balances of the Company's liabilities are as follows:

	Six Months Ended June 30,
	2025	2024
Beginning balance	$111,328,270	$92,282,124
(Decrease) Increase, net	(9,576,918)	9,797,702
Ending balance	$101,751,352	$102,079,826

The amount of revenue recognized during the six months ended June 30, 2025 and 2024 that was included in the opening contract liability for prepaid cards was $2,727,566 and $2,319,630, respectively.

7.     COMMON STOCK

At June 30, 2025, the Company's authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 55,345,796 shares of common stock issued and 54,411,088 shares of common stock outstanding. There were no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three and six months ended June 30, 2025 was $954,400 and $1,626,718, respectively. Stock-based compensation expense related to Company grants for the three and six months ended June 30, 2024 was $670,138 and $1,334,089, respectively.

2025 Transactions – During the three and six months ended June 30, 2025, the Company issued 264,000 and 988,000 shares of common stock, respectively, for vested stock awards and the exercise of stock options. The Company received proceeds of $591,356 from the exercise of stock options.

During the three months ended June 30, 2025, the Company also granted 2,951,000 restricted stock awards, of which 1,366,663 shares are subject to performance-based vesting and service requirements. For the stock awards granted, the weighted average grant date fair value was $2.33 and vest over a period of three years. Awards under performance conditions vest when the Company achieves specific defined earnings target and the employee provides service through each of the vesting periods. The Company expects it is probable that performance targets will be achieved. Compensation costs for performance awards would be reversed if the performance criteria are not met. The Company granted 5,976,000 restricted stock awards during the six months ended June 30, 2025; the weighted average grant date fair value was $2.36. The restricted stock awards granted vest over a period of three to five years.

2024 Transactions – During the three and six months ended June 30, 2024, the Company issued 116,000 and 330,000 shares of common stock, respectively, for vested stock awards and the exercise of stock options. The Company received proceeds of $24,000 from the exercise of stock options.

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

8.     BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$1,387,761	$697,102	$3,973,861	$1,006,198
Denominator:
Weighted average common shares:
Denominator for basic calculation	54,228,027	53,008,286	53,903,829	52,926,462
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	923,033	1,068,682	822,717	941,642
Unvested restricted stock grants	2,721,258	1,784,818	1,585,706	1,506,232
Denominator for fully diluted calculation	57,872,318	55,861,786	56,312,252	55,374,336
Net income per common share:
Basic	$0.03	$0.01	$0.07	$0.02
Fully diluted	$0.02	$0.01	$0.07	$0.02

Anti-dilutive shares:
Stock options	–	–	–	–
Unvested restricted stock options	–	–	–	–

9.    COMMITMENTS AND CONTINGENCIES

Pending or Threatened Litigation –From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three securities class action complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. On May 22, 2023, Defendants filed an Answer to the Amended Complaint. On December 15, 2023, the parties agreed in principle to a proposed settlement of the Securities Class Action and Plaintiffs filed a Consented Motion for Preliminary Approval of Settlement. On January 4, 2024, the Court preliminarily approved a settlement in the amount of $3,750,000, the entirety of which came from the Company’s directors-and-officers insurance policy, for the referenced class of purchasers, and scheduled a final approval hearing for April 17, 2024. On April 17, 2024, the Court conducted the final approval hearing and approved the settlement and, on April 18, 2024, issued an order and final judgment thereon.

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

On October 4, 2024, the parties to the four stockholder derivative actions agreed in principle to a proposed settlement of all pending claims asserted in Plaintiffs’ actions. On December 6, 2024, Plaintiffs filed a Motion for Preliminary Approval of Derivative Settlement. On May 6, 2025, the Court granted the parties’ request to relate the actions and assigned all four cases to the judge presiding over the Jeewa action. The Motion for Preliminary Approval of Derivative Settlement is currently pending before the Court.

10.    INCOME TAX

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Income before income taxes	$2,042,767	$939,034	$5,294,031	$1,412,026
Income tax expense	$655,006	$241,932	$1,320,170	$405,828
Effective tax rate	32.1%	25.8%	24.9%	28.7%

The effective tax rates for the three months and six months ended June 30, 2025 and June 30, 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

On July 4, 2025, the One Big Beautiful Bill ("OBBB") was signed into law. The provisions of the OBBB solidify numerous tax law changes originally enacted in the Tax Cuts and Jobs Act ("TCJA") of 2017. The Company is currently evaluating the impact on future periods.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. As of June 30, 2025 and December 31, 2024, the Company recorded $568,595 and $1,129,164, respectively, in other receivables on the condensed consolidated balance sheet related to U.S. Federal Government refunds.

ITem 2. Management’s discussion and analysis of financial condition and results of operations.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. These Forward-Looking Statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “propose,” “may,” and other similar expressions identify Forward-Looking statements. Specific forward-looking statements made herein include our belief that we do not anticipate any losses with respect to accounts with balances exceeding federally insured limits; our expected lease obligations for subsequent years; our belief that our platform can be seamlessly integrated with our clients’ systems; our belief that our distinctive positioning allows us to provide end-to end technologies that securely manage transaction processing, cardholder enrollment, value loading, account management, data and analytics, and customer service; our belief that our architecture is known for its cross-platform compatibility, flexibility, and scalability - allowing our clients and partners to leverage these advantages for cost savings and revenue opportunities; our focus of our marketing efforts on corporate incentive and expense prepaid card products in various market verticals; our plan for 2025 to continue to invest additional funds in technology improvements, sales and marketing, cybersecurity, fraud, customer service, and regulatory compliance; our belief that from time to time we evaluate raising capital to enable us to diversify into new market verticals; our belief that if we do not raise new capital, that we will still be able to support our existing business and expand into new vertical markets using internally generated funds; our belief that the following measures are the primary indicators of our quarterly and annual revenues: gross dollar volume on loaded cards and conversion rates on gross dollar volume loaded on cards; our belief that the following are also key performance indicators: revenues, gross profit, operational expenses as a percent of revenues, cardholder participation, and EBITDA; and our belief that our available cash on hand, excluding restricted cash, along with our forecast for revenues and cash flows for the remainder of 2025 and through the second quarter of 2027, will be sufficient to sustain our operations for the next twenty-four months. In the normal course of our business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain, or may contain, Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. In addition, any statements that refer to expectations, projections, estimates, forecasts, or other characterizations of future events or circumstances are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the Forward-Looking Statements. Such important factors (“Important Factors”) and other factors are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other reports filed with the Securities and Exchange Commission (the “SEC”) from time to time. All prior and subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward-Looking Statement made by or on behalf of us. You are cautioned not to place undue reliance on these Forward-Looking Statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these Forward-Looking Statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the SEC.

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

Our revenues include fees generated from cardholder fees, interchange, card program management fees, transaction claims processing fees, breakage, and settlement income. Revenue from cardholder fees, interchange, card program management fees, and transaction claims processing fees is recorded when the performance obligation is fulfilled. Breakage is recorded ratably over the estimated card life based on historical redemption patterns, market-specific trends, escheatment rules, and existing economic conditions and relates solely to our open-loop gift card business which began at the end of 2022. Settlement income is recorded at the expiration of the card and card program.

We have two categories for our prepaid debit cards: (1) corporate and consumer reloadable cards, and (2) non-reloadable cards.

Reloadable Cards: These types of cards are generally classified as payroll or general purpose reloadable (“GPR”) cards. Payroll cards are issued by an employer to an employee to allow the employee to access payroll amounts that are deposited into an account linked to their card. GPR cards can also be issued to a consumer at a retail location or mailed to a consumer after completing an on-line application. GPR cards can be reloaded multiple times with a consumer’s payroll, government benefit, a federal or state tax refund or through cash reload networks located at retail locations. Reloadable cards are generally open-loop cards as described below.

Non-Reloadable Cards: These are generally one-time use cards that are only active until the funds initially loaded to the card are spent. These types of cards are generally used as gift or incentive cards. Typically, these types of cards are used for the purchase of goods or services at retail locations and cannot be used to receive cash.

Both reloadable and non-reloadable cards may be open-loop, closed-loop, or restricted-loop. Open-loop cards can be used to receive cash at ATM locations utilizing a customer’s primary identification number (“PIN”); or purchase goods or services by PIN or signature at retail locations virtually anywhere that the network brand (American Express, Discover, Mastercard, Visa, etc.) is accepted. Closed-loop cards can only be used at a specific merchant. Restricted-loop cards can be used at several merchants, or a defined group of merchants, such as all merchants at a specific shopping mall.

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

Currently, we are focusing our marketing efforts on corporate incentive and expense prepaid card products in various market verticals including but not limited to general corporate expense, healthcare related markets including pharma patient affordability solutions, clinical trials and donor compensation, loyalty rewards, and incentive cards. Following the acquisition of Gamma, we are now allocating some of our marketing efforts to selling our donor engagement application and customer resource management product into our existing markets.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

The following table summarizes our consolidated financial results for the three months ended June 30, 2025 in comparison to the three months ended June 30, 2024:

	Three Months Ended June 30, (Unaudited)		Variance
	2025	2024	$	%
Revenues
Plasma industry	$10,743,924	$11,273,262	$(529,338)	(4.7%	)
Pharma industry	7,753,906	2,674,901	5,079,005	189.9%
Other	580,523	383,436	197,087	51.4%
Total revenues	19,078,353	14,331,599	4,746,754	33.1%
Cost of revenues	7,323,188	6,745,836	577,352	8.6%
Gross profit	11,755,165	7,585,763	4,169,402	55.0%
Gross margin %	61.6%	52.9%

Operating expenses
Selling, general and administrative	8,197,461	6,020,464	2,176,997	36.2%
Depreciation and amortization	2,120,097	1,439,622	680,475	47.3%
Total operating expenses	10,317,558	7,460,086	2,857,472	38.3%
Income from operations	$1,437,607	$125,677	$1,311,930	1043.9%

Other income	$605,160	$813,357	$(208,197)	(25.6%	)

Net income	$1,387,761	$697,102	$690,659	99.1%
Net margin %	7.3%	4.9%

The increase in total revenues of $4,746,754 for the three months ended June 30, 2025 compared to the same period in the prior year consisted primarily of a $529,338 decrease in plasma revenue, a $5,079,005 increase in pharma revenue, and a $197,087 increase in other revenue. The decrease in plasma revenue was primarily due to a decline in plasma donations and dollars loaded to cards as plasma inventory levels have normalized, which has reduced our average monthly revenue per center as compared to the same period in the prior year. This decline was offset by the addition of 123 net plasma centers during the second quarter of 2025, all of which went live June 16, 2025. The increase in pharma revenue was primarily due to the financial benefit of 33 net pharma patient affordability programs launched throughout 2024 and subsequent full year impact in the second quarter of 2025, the launch of seven (7) net pharma patient affordability programs in the second quarter of 2025, and a corresponding increase in monthly management fees, setup fees, claim processing fees, and other billable services such as dynamic business rules and call center support. The number of claims processed increased over 80% in the second quarter of 2025 compared to the same period in the prior year. The increase in other revenue was primarily due to the growth and usage in the number of cardholders of our payroll, retail, and corporate incentive programs.

Cost of revenues for the three months ended June 30, 2025 increased $577,352 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. The increase in cost of revenues consisted primarily of (i) increased customer care expense of approximately $355,000 associated primarily with the growth in our pharma patient affordability programs, wage inflation pressures, a tight labor market, and increased benefit costs; (ii) increased third-party program management fees of approximately $230,000 associated with our pharma patient affordability programs; (iii) increased plastics, collateral and postage of approximately $270,000 that was primarily associated with our plasma programs; and (iv) increased sales commission expense of approximately $211,000 related to the increase in overall revenue for programs in which we pay commission expenses. These increases were offset predominantly by decreased usage of our card programs and related fees of approximately $396,000 in network fees and approximately $93,000 of rebate costs due to lower plasma volumes.

Gross profit for the three months ended June 30, 2025 increased $4,169,402 compared to the same period in the prior year, resulting primarily from the launch of an additional seven (7) net programs in the second quarter of 2025, a full year financial benefit of programs launched in 2024, and a corresponding increase in setup fees, monthly management fees, claim processing fees, and other billable fees associated with our pharma patient affordability programs. Gross profit also benefited from our plasma revenue and the beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third-parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. The increase in gross profit was offset by one-time upfront costs associated with the 123 new plasma centers that went live on June 16, 2025, increased costs from third-party service providers, sales commission expense and customer service costs mentioned above, primarily driven by the overall growth in our business. The increase in gross margin resulted primarily from a greater contribution of total revenue from our pharma patient affordability business which has higher gross profit margins than our other businesses.

Selling, general  and administrative expenses for the three months ended June 30, 2025 increased $2,176,997 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $974,000 due to continued hiring to support our growth primarily from our pharma patient affordability business, a tight labor market, and increased benefit costs; (ii) technologies and telecom of approximately $299,000 primarily related to ongoing platform security investments; (iii) stock-based compensation costs of approximately $284,000; (iv) general expenses of approximately $141,000 primarily related to conferences, deliveries, and employee education; (v) outside professional services of approximately $61,000 for audit, tax, and human resources; and (vi) other expenses of approximately $49,000 as well as a $369,000 decrease in the amount of platform development costs that were capitalized.

Depreciation and amortization expense for the three months ended June 30, 2025 increased $680,474 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform and employment growth.

For the three months ended June 30, 2025, we recorded income from operations of $1,437,607 representing an improvement of $1,311,930 compared to income from operations of $125,677 during the same period in the prior year, related to the aforementioned factors.

Other income for the three months ended June 30, 2025 decreased $208,197 primarily related to the implied interest expense related to future cash payments for the Gamma acquisition of $129,173 and slightly lower interest rates and average bank account balances primarily from our plasma customers at our sponsor bank.

At June 30, 2025, our income tax provision was $655,006, which was based on our net operating income adjusted for discrete items that occurred withing the quarter. The effective tax rate of 32.1% compared to 25.8% reflects the impact of discrete items related to the appreciation of our stock price during our second quarter of 2025.

The net income for the three months ended June 30, 2025 was $1,387,761, an increase of $690,659 compared to the net income of $697,102 for the three months ended June 30, 2024. The overall change in net income relates to the aforementioned factors.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

The following table summarizes our consolidated financial results for the six months ended June 30, 2025 in comparison to the six months ended June 30, 2024:

	Six Months Ended June 30, (Unaudited)		Variance
	2025	2024	$	%
Revenues
Plasma industry	$20,153,804	$21,641,296	$(1,487,492)	(6.9%	)
Pharma industry	16,372,559	5,063,545	11,309,014	223.3%
Other	1,150,139	816,832	333,307	40.8%
Total revenues	37,676,502	27,521,673	10,154,829	36.9%
Cost of revenues	14,230,509	12,996,659	1,233,850	9.5%
Gross profit	23,445,993	14,525,014	8,920,979	61.4%
Gross margin %	62.2%	52.8%

Operating expenses
Selling, general and administrative	15,598,220	11,931,662	3,666,558	30.7%
Depreciation and amortization	3,921,100	2,726,027	1,195,073	43.8%
Total operating expenses	19,519,320	14,657,689	4,861,631	33.2%
Income (loss) from operations	$3,926,673	$(132,675)	$4,059,348	NM

Other income	$1,367,358	$1,544,701	$(177,343)	(11.7%	)

Net income	$3,973,861	$1,006,198	$2,967,663	294.9%
Net margin %	10.5%	3.7%

The increase in total revenues of $10,154,829 for the six months ended June 30, 2025 compared to the same period in the prior year consisted primarily of a $1,487,492 decrease in plasma revenue, an $11,309,014 increase in pharma revenue, and a $333,307 increase in other revenue. The decrease in plasma revenue was primarily due to a decline in plasma donations and dollars loaded to cards as plasma inventory levels have normalized, which has reduced our average monthly revenue per center as compared to the same period in the prior year. This decline was offset by the addition of 127 net plasma centers during the first two quarters of 2025, 123 of which went live June 16, 2025. The increase in pharma revenue was primarily due to the financial benefit of 33 net pharma patient affordability programs launched throughout 2024 and subsequent full year impact in the first half of 2025, the launch of 21 net pharma patient affordability programs in the first half of 2025, and a corresponding increase in monthly management fees, setup fees, claim processing fees, and other billable services such as dynamic business rules and call center support. The number of claims processed increased over 110% in the first half of 2025 compared to the same period in the prior year. The increase in other revenue was primarily due to the growth and usage in the number of cardholders of our payroll, retail, and corporate incentive programs.

Cost of revenues for the six months ended June 30, 2025 increased $1,233,850 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, and sales and commission expense. The increase in cost of revenues consisted primarily of (i) increased customer care expense of approximately $734,000 associated primarily with the growth in our pharma patient affordability programs, wage inflation pressures, a tight labor market, and increased benefit costs; (ii) increased third-party program management fees of approximately $581,000 associated with our pharma patient affordability programs; (iii) increased plastics, collateral and postage of approximately $228,000; and (iv) increased sales and commission expense of approximately $467,000 related to the increase in overall revenue for programs in which we pay commission expenses. These increases were offset predominantly by decreased usage of our card programs and related fees of approximately $521,000 in network fees, reduced rebate fees of approximately $208,000 due to lower plasma volumes, and other costs of approximately $49,000.

Gross profit for the six months ended June 30, 2025 increased $8,920,979 compared to the same period in the prior year resulting primarily from the launch of an additional 21 net programs in the first two quarters of 2025, a full year financial benefit of programs launched in 2024, and a corresponding increase in setup fees, monthly management fees, claim processing fees, and other billable fees associated with our pharma patient affordability programs. Gross profit also benefited from our plasma revenue and the beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. The increase in gross profit was offset by one-time upfront costs associated with the 123 new plasma centers that went live on June 16, 2025, increased costs from third-party service providers, sales and commission expense, and customer service costs mentioned above, primarily driven by the overall growth in our business. The increase in gross margin resulted primarily from a greater contribution of total revenue from our pharma patient affordability business which has higher gross profit margins than our other businesses.

Selling, general  and administrative expenses for the six months ended June 30, 2025 increased $3,666,558 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $2,519,000 due to continued hiring to support our growth, a tight labor market, and increased benefit costs; (ii) technologies and telecom expense of approximately $631,000 primarily related to ongoing platform security investments; (iii) acquisition costs of approximately $129,000 associated with the Gamma asset purchase; (iv) stock-based compensation of approximately $293,000; (v) travel and entertainment of approximately $76,000; and (vi) all other operating expenses of approximately $19,000.

Depreciation and amortization expense for the six months ended June 30, 2025 increased $1,195,073 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform and employment growth.

For the six months ended June 30, 2025, we recorded income from operations of $3,926,673 representing an improvement of $4,059,348 compared to a loss from operations of $132,675 during the same period in the prior year related to the aforementioned factors.

Other income for the six months ended June 30, 2024 decreased $177,343 primarily related to the implied interest expense related to future cash payments for the Gamma acquisition of $129,173 and slightly lower interest rates and average bank account balances primarily from our plasma customers at our sponsor bank.

At June 30, 2025, our income tax expense was $1,320,170, which equates to an effective tax rate of 24.9% primarily as a result of tax benefits related to our stock-based compensation. At June 30, 2024, our income tax expense was $405,828, which equates to an effective tax rate of 28.7% primarily as a result of tax benefits related to our stock-based compensation and changes to our valuation allowance recorded on our net deferred tax assets.

The net income for the six months ended June 30, 2025 was $3,973,861, an improvement of $2,967,663 compared to the net income of $1,006,198 for the six months ended June 30, 2024. The overall change in net income relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards: Represents the total dollar volume of funds loaded to all our prepaid card programs. Our gross dollar volume loaded on cards was $440 million and $456 million for the three months ended June 30, 2025 and 2024, respectively. Our gross dollar volume loaded on cards was $847 million and $882 million for the six months ended June 30, 2025 and 2024, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs. The year over year decline reflects the decline in loads we are experiencing in our plasma programs, partially offset by growth in our pharma patient affordability and other prepaid programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards: Represents revenues, gross profit or net income (loss) conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income (loss), respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income (loss). Our total revenue conversion rates for the three months ended June 30, 2025 and 2024 were 4.34% or 434 basis points (“bps”), and 3.14% or 314 basis points, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended June 30, 2025and 2024 were 2.67% or 267 bps, and 1.66% or 166 bps, respectively, of gross dollar volume loaded on cards. Our net income (loss) conversion rates for the three months ended June 30, 2025 and 2024 were 0.32% or 32 bps, and 0.15% or 15 bps, respectively, of gross dollar volume loaded on cards. Our total revenue conversion rates for the six months ended June 30, 2025 and 2024 were 4.45% or 445 bps, and 3.12% or 312 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the six months ended June 30, 2025 and 2024 were 2.77% or 277 bps, and 1.65% or 165 bps, respectively, of gross dollar volume loaded on cards. Our net income (loss) conversion rates for the six months ended June 30, 2025 and 2024 were 0.47% or 47 bps, and 0.11% or 11 bps, respectively, of gross dollar volume loaded on cards.

Management also reviews key performance indicators, such as revenues, gross profit, operational expenses as a percentage of revenues, and cardholder participation. In addition, we consider certain non-GAAP (or “adjusted”) measures to be useful to management and investors evaluating our operating performance for the periods presented and provide a financial tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measures our ability to generate capital for deployment and investment in new card programs. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income (loss), earnings (loss) per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

“EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization expense and “Adjusted EBITDA” reflects the adjustment to EBITDA to exclude stock-based compensation expense. A reconciliation of net income to Adjusted EBITDA is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Adjusted EBITDA to net income:
Net income	$1,387,761	$697,102	$3,973,861	$1,006,198
Income tax provision	655,006	241,932	1,320,170	405,828
Interest income, net	(605,160)	(813,357)	(1,367,358)	(1,544,701)
Depreciation and amortization	2,120,097	1,439,622	3,921,100	2,726,027
EBITDA	3,557,704	1,565,299	7,847,773	2,593,352
Stock-based compensation	954,400	670,138	1,626,718	1,334,089
Adjusted EBITDA	$4,512,104	$2,235,437	$9,474,491	$3,927,441

“EBITDA margin” is defined as earnings before interest, income taxes, depreciation and amortization expense as a percentage of the Company’s revenue and “Adjusted EBITDA margin” reflects the adjustment to EBITDA margin to exclude stock-based compensation expense as a percentage of revenue. A reconciliation of net income margin to Adjusted EBITDA margin is provided in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Reconciliation of adjusted EBITDA margin to net income margin:
Net income margin	7.3%		4.9%		10.5%		3.7%
Income tax provision	3.4%		1.7%		3.5%		1.5%
Interest income, net	(3.2%	)	(5.7%	)	(3.6%	)	(5.6%	)
Depreciation and amortization	11.1%		10.0%		10.4%		9.9%
EBITDA margin	18.6%		10.9%		20.8%		9.4%
Stock-based compensation	5.0%		4.7%		4.3%		4.8%
Adjusted EBITDA margin	23.7%		15.6%		25.1%		14.3%

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Six Months Ended June 30, (Unaudited)
	2025	2024
Net cash (used in) provided by operating activities	$(2,392,276)	$28,796,693
Net cash used in investing activities	(6,253,535)	(4,640,045)
Net cash provided by financing activities	215,748	24,000
Net (decrease) increase in cash and restricted cash	$(8,430,063)	$24,180,648

Comparison of Six Months Ended June 30, 2025 and 2024

During the six months ended June 30, 2025 and 2024, we financed our operations through internally generated funds.

Operating activities used $8,430,063 of cash as of June 30, 2025, a decrease of $31,188,969 compared to same period in the prior year. This change in cash flow compared to the prior period is primarily due to net decreases in operating assets and liabilities. The changes in accounts receivable, accounts payable, and customer card funding, a net decrease of $37,251,978, are primarily related to the growth in our pharma patient affordability business and timing of pass-through payments as we are invoiced by third-party service providers at the end of the period and are due monies from our pharma patient affordability customers to cover these third-party payables. The decrease in cash flows from operating activities was offset by an increase in net income, reduced prepaid expenses, collection of tax credits and non-cash adjustments for depreciation and amortization, deferred income tax, stock-based compensation, loan expense and lease expense.

We used net cash in investing activities during the six months ended June 30, 2025 and 2024 of $6,253,535 and $4,640,045, respectively. For the six months ended June 30, 2025, $4,253,535 of the cash was used for investing activities primarily attributable to an increase in software licenses and the capitalization of internally developed software as we continue to invest in our technology platform. The remaining amount of $2,000,000 was used for the Gamma acquisition that closed on March 19, 2025 (see “Note 2- ACQUISITION” in the notes to the accompanying consolidated financial statements).

Cash provided by financing activities of $215,748 for the six months ended June 30, 2025 was primarily attributed to proceeds from the exercise of options of $591,534, partially offset by the repurchase of 100,000 shares of the Company’s common stock at a weighted average price of $3.76 per share.

Our significant contractual cash requirements also include ongoing payments for lease liabilities and acquisition. For additional information regarding our cash commitments and contractual obligations, see “Note 2 – ACQUISITION” and “Note 5 – LEASE” in the notes to the accompanying consolidated financial statements.

Sources of Liquidity

We believe that our available cash on hand, excluding restricted cash, at June 30, 2025 of $11,753,184, along with our forecast for revenues and cash flows for the remainder of 2025 and through the second quarter of 2027, will be sufficient to sustain our operations for the next twenty-four months. In light of the recent bank failures, we continue to monitor the health and soundness of our bank relationships through publicly available information. Based on recent SEC filings, we have not discovered any issues that would cause us to alter our bank relationships.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company has been named as a defendant in three securities class action complaints filed in the United States District Court for the District of Nevada: Yilan Shi v. Paysign, Inc. et al., filed on March 19, 2020 (“Shi”), Lorna Chase v. Paysign, Inc. et al., filed on March 25, 2020 (“Chase”), and Smith & Duvall v. Paysign, Inc. et al., filed on April 2, 2020 (collectively, the “Complaints” or “Securities Class Action”). Smith & Duvall v. Paysign, Inc. et al. was voluntarily dismissed on May 21, 2020. On May 18, 2020, the Shi plaintiffs and another entity called the Paysign Investor Group each filed a motion to consolidate the remaining Shi and Chase actions and to be appointed lead plaintiff. The Complaints are putative class actions filed on behalf of a class of persons who acquired the Company’s common stock from March 19, 2019 through March 31, 2020, inclusive. The Complaints generally allege that the Company, Mark R. Newcomer, and Mark Attinger violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that Messrs. Newcomer and Attinger violated Section 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts, regarding the Company’s internal control over financial reporting and its financial statements. The Complaints seek class action certification, compensatory damages, and attorney’s fees and costs. On December 2, 2020, the Court consolidated Shi and Chase as In re Paysign, Inc. Securities Litigation and appointed the Paysign Investor Group as lead plaintiff. On January 12, 2021, Plaintiffs filed an Amended Complaint in the consolidated action. Defendants filed a Motion to Dismiss the Amended Complaint on March 15, 2021. On February 9, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. On May 22, 2023, Defendants filed an Answer to the Amended Complaint. On December 15, 2023, the parties agreed in principle to a proposed settlement of the Securities Class Action and Plaintiffs filed a Consented Motion for Preliminary Approval of Settlement. On January 4, 2024, the Court preliminarily approved a settlement in the amount of $3,750,000, the entirety of which came from the Company’s directors-and-officers insurance policy, for the referenced class of purchasers, and scheduled a final approval hearing for April 17, 2024. On April 17, 2024, the Court conducted the final approval hearing and approved the settlement and, on April 18, 2024, issued an order and final judgment thereon.

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

On October 4, 2024, the parties to the four stockholder derivative actions agreed in principle to a proposed settlement of all pending claims asserted in Plaintiffs’ actions. On December 6, 2024, Plaintiffs filed a Motion for Preliminary Approval of Derivative Settlement. On May 6, 2025, the Court granted the parties’ request to relate the actions and assigned all four cases to the judge presiding over the Jeewa action. The Motion for Preliminary Approval of Derivative Settlement is currently pending before the Court.

Item 1A. Risk Factors.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2025, we did not issue shares of common stock that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2025 – April 30, 2025	–	–	–	$3,001,285
May 1, 2025 – May 31, 2025	–	–	–	3,001,285
June 1, 2025 – June 30, 2025	–	–	–	3,001,285
Total	–	–	–	$3,001,285

(1) On March 21, 2023, our Board authorized a stock repurchase program to repurchase up to $5 million of our common stock, subject to certain conditions, in the open market, in privately negotiated transactions, or by other means in compliance with Rule 10b-18 under the Exchange Act. The program is expected to be completed within 36 months from the commencement date. As of June 30, 2025, the Company had repurchased 631,258 shares of common stock for $1,998,715 at a weighted average price of $3.17 per share under this repurchase program.

Item 5. Other Information.

During the quarter ended June 30, 2025 , no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

PAYSIGN, INC.

Date: August 6, 2025	/s/ Mark Newcomer
By: Mark Newcomer, President and Chief Executive Officer (principal executive officer)

Date: August 6, 2025	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

