Form 10-Q
period 2025-09-30
Paysign, Inc.
filed 2025-11-13
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,042,888 shares as of November 6, 2025.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
Current assets
Cash	$7,529,047	$10,766,982
Restricted cash	111,022,839	111,576,204
Accounts receivable, net	49,644,417	32,639,242
Other receivables	651,294	1,606,276
Prepaid expenses and other current assets	2,456,060	2,247,929
Total current assets	171,303,657	158,836,633

Fixed assets, net	1,451,605	1,157,975
Intangible assets, net	23,341,906	12,239,717
Goodwill	4,487,637	–
Operating lease right-of-use asset	5,935,797	2,792,922
Deferred tax asset, net	2,988,483	4,000,950

Total assets	$209,509,085	$179,028,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$39,441,663	$34,330,217
Customer card funding	110,360,889	111,328,270
Operating lease liability, current portion	583,773	448,008
Other liabilities, current portion	1,728,852	–
Total current liabilities	152,115,177	146,106,495

Operating lease liability, long-term portion	5,495,452	2,480,070
Other liabilities, long-term portion	6,140,651	–

Total liabilities	163,751,280	148,586,565
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 55,977,596 and 54,358,382 issued at September 30, 2025 and December 31, 2024, respectively	55,978	54,358
Additional paid-in capital	34,133,548	24,632,205
Treasury stock at cost, 934,708 and 834,708 shares, respectively	(2,148,715)	(1,772,929)
Retained earnings	13,716,994	7,527,998
Total stockholders’ equity	45,757,805	30,441,632

Total liabilities and stockholders’ equity	$209,509,085	$179,028,197

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Plasma industry	$12,860,478	$11,439,534	$33,014,282	$33,080,830
Pharma industry	7,920,604	3,274,888	24,293,163	8,338,433
Other	815,396	542,009	1,965,535	1,358,841
Total revenues	21,596,478	15,256,431	59,272,980	42,778,104

Cost of revenues	9,446,089	6,783,117	23,676,598	19,779,776

Gross profit	12,150,389	8,473,314	35,596,382	22,998,328

Operating expenses
Selling, general and administrative	8,378,018	6,217,844	23,976,238	18,149,506
Depreciation and amortization	2,190,420	1,565,621	6,111,520	4,291,648
Total operating expenses	10,568,438	7,783,465	30,087,758	22,441,154

Income from operations	1,581,951	689,849	5,508,624	557,174

Other income
Interest income, net	663,666	800,715	2,031,024	2,345,416

Income before income tax provision	2,245,617	1,490,564	7,539,648	2,902,590
Income tax provision	30,482	53,727	1,350,652	459,555

Net income	$2,215,135	$1,436,837	$6,188,996	$2,443,035

Net income per share
Basic	$0.04	$0.03	$0.11	$0.05
Diluted	$0.04	$0.03	$0.10	$0.04

Weighted average common shares
Basic	54,797,527	53,450,613	54,205,002	53,102,454
Diluted	61,770,520	56,051,960	58,955,421	55,613,026

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2024	54,358,382	$54,358	$24,632,205	(834,708)	$(1,772,929)	$7,527,998	$30,441,632

Stock issued upon vesting of restricted stock	724,000	724	(724)	–	–	–	–
Stock-based compensation	–	–	672,318	–	–	–	672,318
Repurchase of common stock	–	–	–	(100,000)	(375,786)	–	(375,786)
Issuance of stock in business combination	–	–	5,950,000	–	–	–	5,950,000
Net income	–	–	–	–	–	2,586,100	2,586,100

Balance, March 31, 2025	55,082,382	55,082	31,253,799	(934,708)	(2,148,715)	10,114,098	39,274,264

Stock issued upon vesting of restricted stock	86,000	86	(86)	–	–	–	–
Exercise of stock options	177,414	178	591,356	–	–	–	591,534
Stock-based compensation	–	–	954,400	–	–	–	954,400
Net income	–	–	–	–	–	1,387,761	1,387,761

Balance, June 30, 2025	55,345,796	55,346	32,799,469	(934,708)	(2,148,715)	11,501,859	42,207,959

Stock issued upon vesting of restricted stock	603,000	603	(603)	–	–	–	–
Exercise of stock options	28,800	29	69,091	–	–	–	69,120
Stock-based compensation	–	–	1,265,591	–	–	–	1,265,591
Net income	–	–	–	–	–	2,215,135	2,215,135

Balance, September 30, 2025	55,977,596	$55,978	$34,133,548	(934,708)	$(2,148,715)	$13,716,994	$45,757,805

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2023	53,452,382	$53,452	$21,999,722	(698,008)	$(1,277,884)	$3,712,091	$24,487,381

Stock issued upon vesting of restricted stock	214,000	214	(214)	–	–	–	–
Stock-based compensation	–	–	663,951	–	–	–	663,951
Net income	–	–	–	–	–	309,096	309,096

Balance, March 31, 2024	53,666,382	53,666	22,663,459	(698,008)	(1,277,884)	4,021,187	25,460,428

Stock issued upon vesting of restricted stock	106,000	106	(106)	–	–	–	–
Exercise of stock options	10,000	10	23,990	–	–	–	24,000
Stock-based compensation	–	–	670,138	–	–	–	670,138
Net income	–	–	–	–	–	697,102	697,102

Balance, June 30, 2024	53,782,382	53,782	23,357,481	(698,008)	(1,277,884)	4,718,289	26,851,668

Stock issued upon vesting of restricted stock	540,000	540	(540)	–	–	–	–
Exercise of stock options	2,000	2	4,798	–	–	–	4,800
Stock-based compensation	–	–	573,499	–	–	–	573,499
Repurchase of common stock	–	–	–	(100,000)	(360,495)	–	(360,495)
Net income	–	–	–	–	–	1,436,837	1,436,837

Balance, September 30, 2024	54,324,382	$54,324	$23,935,238	(798,008)	$(1,638,379)	$6,155,126	$28,506,309

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$6,188,996	$2,443,035
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,892,309	1,907,588
Depreciation and amortization	6,111,520	4,291,648
Noncash lease expense	385,529	314,414
Deferred income taxes, net	1,012,467	425,777

Changes in operating assets and liabilities:
Accounts receivable	(17,005,175)	(16,574,530)
Other receivables	954,982	(150,404)
Prepaid expenses and other current assets	(208,131)	(379,893)
Accounts payable and accrued liabilities	5,372,312	8,832,156
Operating lease liability	(377,257)	(285,610)
Customer card funding	(967,381)	7,809,741
Net cash provided by operating activities	4,360,171	8,633,922

Cash flows from investing activities:
Purchase of fixed assets	(618,469)	(318,167)
Capitalization of internally developed software	(5,734,468)	(6,647,100)
Purchase of intangible assets	(83,402)	(122,600)
Net assets acquired in business combination	(2,000,000)	–
Net cash used in investing activities	(8,436,339)	(7,087,867)

Cash flows from financing activities:
Repurchase of common stock	(375,786)	(360,495)
Proceeds from exercise of options	660,654	28,800
Net cash provided by (used in) financing activities	284,868	(331,695)

Net change in cash and restricted cash	(3,791,300)	1,214,360
Cash and restricted cash, beginning of period	122,343,186	109,351,013

Cash and restricted cash, end of period	$118,551,886	$110,565,373

Cash and restricted cash reconciliation:
Cash	$7,529,047	$10,293,207
Restricted cash	111,022,839	100,272,166
Total cash and restricted cash	$118,551,886	$110,565,373

Supplemental cash flow information:

Non-cash assets acquired in business combination	$13,558,637	$–
Non-cash liabilities incurred in business combination	$(7,608,637)	$–
Right-of-use assets obtained in exchange for new operating lease liabilities, net	$3,528,404	$–
Cash paid for taxes	$389,991	$107,264

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

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Subsequent Events – The Company discloses subsequent events that provide evidence about conditions that did not change the condensed consolidated financial statements at the balance sheet date but have a significant effect on the financial statements at the time of occurrence or on future operations of the Company. There have been no subsequent events since the balance sheet date.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at September 30, 2025 and December 31, 2024.

Restricted Cash – As of September 30, 2025 and December 31, 2024, restricted cash consisted of funds held specifically for our card product and pharma programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

Reimbursement Receivables – As of September 30, 2025 and December 31, 2024, accounts receivable included $41,439,319 and $27,566,694, respectively, of customer reimbursement balances of pass-through claims, which are fully offset in accounts payable and accrued liabilities. Accounts receivable also include accruals and trade receivables for program management and processing fees that have terms pursuant to their related contracts.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalents and restricted cash in various bank accounts primarily with one financial institution in the United States which at times, may exceed federally insured limits. If this financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has not experienced, nor does it anticipate, any losses with respect to such accounts. At September 30, 2025 and December 31, 2024, the Company had approximately $923,023 and $686,177 in excess of federally insured bank account limits, respectively. In February of 2024, the Company initiated a program with one of our financial institutions called deposit swapping, whereby the financial institution utilizes a third-party who is participating in reciprocal deposit networks. This program is an alternative way for our financial institution to offer us full Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits over $250,000. Under this program, deposit networks divide uninsured deposits into smaller units and distribute these monies among participating banks in the network, where the monies are fully FDIC insured.

As of September 30, 2025, the Company also had a concentration of accounts receivable risk, as one pharma patient affordability program customer individually represented 14% of our accounts receivable balance. Two pharma patient affordability program customers individually represented 17% and 15% of our accounts receivable balance as of December 31, 2024. These accounts receivable balances relate to pass-through claim reimbursements that have been paid on behalf of the pharma program customers.

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

Fixed Assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is principally recorded using the straight-line method over the estimated useful life of the asset, which is generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Leasehold improvements are capitalized and depreciated over the shorter of the remaining lease term or the estimated useful life of the improvements. Expenditures for property betterments and renewals are capitalized. Upon the sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

The goodwill recorded in the consolidated balance sheets as of September 30, 2025 and December 31, 2024 was $4,487,637 and $0, respectively. During the nine months ended September 30, 2025, the increase in goodwill was due to our acquisition of Gamma Innovation LLC on March 19, 2025 (see “Note 2- Acquisition” in the notes to the accompanying consolidated financial statements). The estimates used to calculate the fair value of our business from year to year are based on operating results, market conditions, changes in industry and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. During the nine months ended September 30, 2025, there was no impairment of goodwill.

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

Customer Card Funding – As of September 30, 2025 and December 31, 2024, customer card funding represents funds loaded or available to be loaded on cards for the Company’s card product programs, or funds available to cover reimbursement claims for the Company’s pharma patient affordability programs.

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

The Company generates revenues from plasma card programs through fees generated from cardholders and interchange fees. Revenues from pharma card programs are generated through card program management fees, transaction claim processing fees, interchange fees, customer service fees, other billable service fees, and settlement income. Other revenues are generated through cardholder fees, interchange fees, program management fees, load fees and breakage.

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

The portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem are referred to as breakage. In certain card programs where we hold the cardholder funds and expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life; provided that a significant reversal of the amount of breakage revenue recognized is not probable, and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. For each program, we utilize a third party to estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions. The Company accounts for breakage in accordance with Accounting Standards Update (“ASU”) 2016-04, Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards for the recognition of such revenue. Breakage revenue is recorded in other revenue on the consolidated statements of operations and was $254,543 and $410,667 for the three and nine months ended September 30, 2025, respectively. Breakage revenue is recorded in other revenue on the consolidated statements of operations and was $19,331 and $106,117 for the three and nine months ended September 30, 2024, respectively.

The Company utilizes the remote method of revenue recognition for settlement income whereby the unspent card balances will be recognized as revenue at the expiration of the cards or the respective card program. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation to refund any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, generally it has no contract assets as it pertains to services rendered but not invoiced. Settlement income was $0 for the three and nine months ended September 30, 2025 and 2024.

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

Recently Issued Accounting Pronouncement –

In September 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software," which simplifies the capitalization guidance by removing all references to software development project stages, so that the guidance is neutral to different software development methods. The amendments in this update are effective for annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either retrospectively, prospectively to software costs incurred after the adoption date or on a modified prospective basis. We are currently evaluating the potential effects of ASU 2025-06 on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the potential effects of ASU 2024-03 on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes – Improvements to Income Tax Disclosures”, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. We are currently evaluating the potential impact of the adoption of ASU 2023-09 on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures”, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity’s chief operating decision maker (“CODM”) and a description of other segment items by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. The adoption of this ASU had no material impact on our financial statements.

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

During the three months ended September 30, 2025, there was no measurement period adjustment related to the Gamma acquisition.

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

3.     FIXED ASSETS, NET

Fixed assets consist of the following:

	September 30, 2025	December 31, 2024
Equipment	$2,770,870	$2,688,611
Software	624,057	487,364
Furniture and fixtures	772,508	762,144
Website costs	69,881	69,881
Leasehold improvements	334,905	236,904
	4,572,221	4,244,904
Less: accumulated depreciation	(3,120,616)	(3,086,929)
Fixed assets, net	$1,451,605	$1,157,975

Depreciation expense for the three months ended September 30, 2025 and 2024 was $120,320 and $91,401, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $324,839 and $269,324, respectively.

4.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2025	December 31, 2024
Patents and trademarks	$38,186	$38,186
Platform	35,051,787	29,317,318
Customer lists and contracts	1,177,200	1,177,200
Licenses	237,576	216,901
Hosting implementation	43,400	43,400
Contract assets	340,326	277,600
Non-compete agreement	503,000	–
Acquired technologies	10,568,000	–
	47,959,475	31,070,605
Less: accumulated amortization	(24,617,569)	(18,830,888)
Intangible assets, net	$23,341,906	$12,239,717

Intangible assets are amortized over their useful lives ranging from periods of 3 to 15 years. Amortization expense for the three months ended September 30, 2025 and 2024 was $2,070,100 and $1,474,220, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $5,786,681 and $4,022,324, respectively.

5.     LEASE

The Company entered into an operating lease for office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of September 30, 2025, the remaining lease term was 4.9 years and the discount rate used was 6%.

The Company entered into an operating lease for additional office space which became effective in September 2025. The lease term is 7.4 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of September 30, 2025, the remaining lease term was 7.3 years and the discount rate used was 8%.

Operating lease cost included in selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 was $267,053 and $190,603, respectively. Operating lease cost included in selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 was $645,904 and $568,642, respectively.

The following is the lease maturity analysis of our operating leases as of September 30, 2025:

Year ending December 31,
2025 (excluding the nine months ended September 30, 2025)	$160,151
2026	1,156,518
2027	1,277,013
2028	1,296,105
2029	1,315,770
Thereafter	2,479,095
Total lease payments	7,684,652
Less: Imputed interest	(1,605,427)
Present value of future lease payments	6,079,225
Less: current portion of lease liability	(583,773)
Long-term portion of lease liability	$5,495,452

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

The opening and closing balances of the Company’s liabilities are as follows:

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$111,328,270	$92,282,124
(Decrease) Increase, net	(967,381)	7,809,741
Ending balance	$110,360,889	$100,091,865

The amount of revenue recognized during the nine months ended September 30, 2025 and 2024 that was included in the opening contract liability for prepaid cards was $2,727,566 and $2,319,630, respectively.

7.     COMMON STOCK

At September 30, 2025, the Company’s authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 55,977,596 shares of common stock issued and 55,042,888 shares of common stock outstanding. There were no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three and nine months ended September 30, 2025 was $1,265,591 and $2,892,309, respectively. Stock-based compensation expense related to Company grants for the three and nine months ended September 30, 2024 was $573,499 and $1,907,588, respectively.

2025 Transactions – During the three and nine months ended September 30, 2025, the Company issued 631,800 and 1,619,214 shares of common stock, respectively, for vested stock awards and the exercise of stock options. The Company received proceeds during the three and nine months ended September 30, 2025 of $69,120 and $660,654, respectively, for the exercise of stock options.

During the three months ended September 30, 2025, the Company granted 380,000 restricted stock awards; the weighted average grant date fair value was $5.54. The restricted stock awards granted vest over a period of one to five years. During the nine months ended September 30, 2025, the Company granted 6,356,000 restricted stock awards, of which 1,366,663 shares are subject to performance-based vesting and service requirements. For the stock awards granted, the weighted average grant date fair value was $2.55 and vest over a period of one to five years. Awards under performance conditions vest when the Company achieves specific defined earnings target and the employee provides service through each of the vesting periods. The Company expects it is probable that performance targets will be achieved. Compensation costs for performance awards would be reversed if the performance criteria are not met.

2024 Transactions – During the three and nine months ended September 30, 2024 the Company issued 542,000 and 872,000 shares of common stock, respectively, for vested stock awards and the exercise of stock options. The Company received proceeds during the three and nine months ended September 30, 2024 of $4,800 and $28,800, respectively, for the exercise of stock options.

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

8.     BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$2,215,135	$1,436,837	$6,188,996	$2,443,035
Denominator:
Weighted average common shares:
Denominator for basic calculation	54,797,527	53,450,613	54,205,002	53,102,454
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	1,272,519	1,089,063	1,055,507	991,804
Unvested restricted stock grants	5,700,474	1,512,284	3,694,912	1,518,768
Denominator for fully diluted calculation	61,770,520	56,051,960	58,955,421	55,613,026
Net income per common share:
Basic	$0.04	$0.03	$0.11	$0.05
Fully diluted	$0.04	$0.03	$0.10	$0.04

Anti-dilutive shares:
Stock options	–	–	–	–
Unvested restricted stock options	–	–	–	–

9.    COMMITMENTS AND CONTINGENCIES

Pending or Threatened Litigation – From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

The Company has also been named as a nominal defendant in a fourth stockholder derivative action in the United States District Court for the District of Nevada, filed on December 27, 2023, entitled Mo Jeewa, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. That complaint makes substantially the same allegations as made in the consolidated Toczek and Gray actions and the Blanchette action discussed above, and alleges breach of fiduciary duty and unjust enrichment. On January 23, 2025, the parties in Jeewa filed a stipulation to relate the case to the Toczek, Gray, and Blanchette actions.

On October 4, 2024, the parties to the four stockholder derivative actions agreed in principle to a proposed settlement of all pending claims asserted in Plaintiffs’ actions. On December 6, 2024, Plaintiffs filed a Motion for Preliminary Approval of Derivative Settlement. On May 6, 2025, the Court granted the parties’ request to relate the actions and assigned all four cases to the judge presiding over the Jeewa action. On August 28, 2025, the Court issued a minute order granting the Motion for Preliminary Approval of Derivative Settlement and, on October 7, 2025, it entered a Scheduling Order and Preliminary Approval Order, effective nunc pro tunc as of September 4, 2025. On October 17, 2025, Plaintiffs filed a Motion for Final Approval of Derivative Settlement, which is scheduled to be heard by the Court on November 14, 2025.

10.    INCOME TAX

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before income taxes	$2,245,617	$1,490,564	$7,539,648	$2,902,590
Income tax expense	$30,482	$53,727	$1,350,652	$459,555
Effective tax rate	1.36%	3.6%	17.91%	15.8%

The effective tax rate for the three months and nine months ended September 30, 2025 varies from the three months and nine months ended September 30, 2024 primarily as a result of improved book earnings and tax benefits related to our stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) was signed into law. The provisions of the bill solidify numerous tax law changes originally enacted in the Tax Cuts and Jobs Act (“TCJA”) of 2017. The provisions of the OBBB are reflected in the Q3 2025 financial statements, which is the period the OBBB was enacted.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. As of September 30, 2025 and December 31, 2024, the Company recorded $96,992 and $1,129,164, respectively, in other receivables on the condensed consolidated balance sheet related to U.S. Federal Government refunds.

ITem 2. Management’s discussion and analysis of financial condition and results of operations.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. These Forward-Looking Statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “propose,” “may,” and other similar expressions identify Forward-Looking statements. Specific forward-looking statements made herein include our belief that we do not anticipate any losses with respect to accounts with balances exceeding federally insured limits; our expected lease obligations for subsequent years; our belief that our platform can be seamlessly integrated with our clients’ systems; our belief that our distinctive positioning allows us to provide end-to end technologies that securely manage transaction processing, cardholder enrollment, value loading, account management, data and analytics, and customer service; our belief that our architecture is known for its cross-platform compatibility, flexibility, and scalability - allowing our clients and partners to leverage these advantages for cost savings and revenue opportunities; our focus of our marketing efforts on corporate incentive and expense prepaid card products in various market verticals; our plan for 2025 to continue to invest additional funds in technology improvements, sales and marketing, cybersecurity, fraud, customer service, and regulatory compliance; our belief that from time to time we evaluate raising capital to enable us to diversify into new market verticals; our belief that if we do not raise new capital, that we will still be able to support our existing business and expand into new vertical markets using internally generated funds; our belief that the following measures are the primary indicators of our quarterly and annual revenues: gross dollar volume on loaded cards and conversion rates on gross dollar volume loaded on cards; our belief that the following are also key performance indicators: revenues, gross profit, operational expenses as a percent of revenues, cardholder participation, and EBITDA; and our belief that our available cash on hand, excluding restricted cash, along with our forecast for revenues and cash flows for the remainder of 2025 and through the third quarter of 2027, will be sufficient to sustain our operations for the next twenty-four months. In the normal course of our business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain, or may contain, Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. In addition, any statements that refer to expectations, projections, estimates, forecasts, or other characterizations of future events or circumstances are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the Forward-Looking Statements. Such important factors (“Important Factors”) and other factors are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other reports filed with the Securities and Exchange Commission (the “SEC”) from time to time. All prior and subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward-Looking Statement made by or on behalf of us. You are cautioned not to place undue reliance on these Forward-Looking Statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these Forward-Looking Statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the SEC.

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

Our revenues include fees generated from cardholder fees, interchange, card program management fees, transaction claims processing fees, customer service, other billable services, breakage, and settlement income. Revenue from cardholder fees, interchange, card program management fees, transaction claims processing fees, customer service fees, and other service fees is recorded when the performance obligation is fulfilled. Breakage is recorded ratably over the estimated card life based on historical redemption patterns, market-specific trends, escheatment rules, and existing economic conditions and relates solely to our open-loop gift card business which began at the end of 2022. Settlement income is recorded at the expiration of the card and card program.

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

Currently, we are focusing our marketing efforts on corporate incentive and expense prepaid card products in various market verticals including but not limited to general corporate expense, healthcare related markets including pharma patient affordability solutions, clinical trials and donor compensation, loyalty rewards, incentive cards, and general disbursements. Following the acquisition of Gamma, we are now allocating some of our marketing efforts to selling our donor engagement application and customer resource management product into our existing markets.

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

We have devoted more extensive resources to sales and marketing activities as we have added essential personnel to our marketing, sales and support teams. We market our Paysign payment and application solutions through direct marketing by the Company’s sales team. Our primary market focus is on companies that require a streamlined payment solution for rewards, rebates, payment assistance, and other payments to their customers, employees, agents and others. To reach these markets, we focus our sales efforts on direct contact with our target market and attendance at various industry-specific conferences. We may, at times, utilize independent contractors who make direct sales and are paid commissions and/or restricted stock awards. We market our Paysign premier product through existing communication channels to a targeted segment of our existing cardholders, as well as to a broad group of individuals, ranging from non-banked to fully banked consumers with a focus on long term users of our product.

For the remainder of 2025, we plan to continue to invest additional funds in technology improvements, sales and marketing, cybersecurity, fraud, customer service, and regulatory compliance. From time to time, we evaluate raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to support our existing business and expand into new vertical markets using internally generated funds.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

The following table summarizes our consolidated financial results for the three months ended September 30, 2025 in comparison to the three months ended September 30, 2024:

	Three Months Ended September 30, (Unaudited)		Variance
	2025	2024	$	%
Revenues
Plasma industry	$12,860,478	$11,439,534	$1,420,944	12.4%
Pharma industry	7,920,604	3,274,888	4,645,716	141.9%
Other	815,396	542,009	273,387	50.4%
Total revenues	21,596,478	15,256,431	6,340,047	41.6%
Cost of revenues	9,446,089	6,783,117	2,662,972	39.3%
Gross profit	12,150,389	8,473,314	3,677,075	43.4%
Gross margin %	56.3%	55.5%

Operating expenses
Selling, general and administrative	8,378,018	6,217,844	2,160,174	34.7%
Depreciation and amortization	2,190,420	1,565,621	624,799	39.9%
Total operating expenses	10,568,438	7,783,465	2,784,973	35.8%
Income from operations	$1,581,951	$689,849	$892,102	129.3%

Other income	$663,666	$800,715	$(137,049)	(17.1%	)

Net income	$2,215,135	$1,436,837	$778,298	54.2%
Net margin %	10.3%	9.4%

The increase in total revenues of $6,340,047 for the three months ended September 30, 2025 compared to the same period in the prior year consisted primarily of a $1,420,944 increase in plasma revenue, a $4,645,716 increase in pharma revenue, and a $273,387 increase in other revenue. The increase in plasma revenue was primarily due to the addition of 117 net plasma centers during the past 12 months offset by a decline in plasma donations and dollars loaded to cards as plasma inventory levels have normalized, which has reduced our average monthly revenue per center as compared to the same period in the prior year. The increase in pharma revenue was primarily due to the financial benefit of 39 net pharma patient affordability programs launched during the past 12 months, and a corresponding increase in monthly management fees, setup fees, claim processing fees, and other billable services such as dynamic business rules and call center support. The number of claims processed increased over 60% in the third quarter of 2025 compared to the same period in the prior year. The increase in other revenue was primarily due to the growth and usage in the number of cardholders of our payroll, retail, and corporate incentive programs.

Cost of revenues for the three months ended September 30, 2025 increased $2,662,972 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, application integration setup, and sales and commission expense. The increase in cost of revenues consisted primarily of (i) increased variable costs of approximately $1,724,000 related to the addition of 117 net plasma centers; (ii) increased customer care expense of approximately $546,000 associated with the overall growth in our plasma and pharma patient affordability businesses, a new customer service contact center, wage inflation pressures, a tight labor market, and increased benefit costs; (iii) increased third-party program network fees of approximately $196,000 associated with our pharma patient affordability programs; (iv) increased sales commission expense of approximately $187,000 related to the increase in overall revenue for programs in which we pay commission expenses; and (v) other increased expenses connected to fraud of approximately $10,000.

Gross profit for the three months ended September 30, 2025 increased $3,677,075 compared to the same period in the prior year, resulting from the launch of an additional 39 net pharma patient affordability programs during the past 12 months, and a corresponding increase in setup fees, monthly management fees, claim processing fees, and other billable fees. Gross profit also benefited from the addition of 117 net plasma centers during the past 12 months, and corresponding revenue and beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third-parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. The increase in gross profit was offset by increased costs from network fees, third-party service providers, sales commission expense and customer service costs mentioned above, primarily driven by the overall growth in our business. The increase in gross margin resulted primarily from a greater contribution of total revenue from our pharma patient affordability business which has higher gross profit margins than our other businesses.

Selling, general  and administrative expenses for the three months ended September 30, 2025 increased $2,160,174 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $847,000 due to continued hiring to support our growth primarily from our pharma patient affordability business, a tight labor market, and increased benefit costs; (ii) stock-based compensation costs of approximately $692,000 related to the issuance of additional restricted stock units for new hires and employee retention; (iii) technologies and telecom of approximately $163,000 primarily related to ongoing platform security investments; (iv) travel and entertainment costs approximately of $54,000; (v) general expenses of approximately $94,000 primarily related to conferences, deliveries, and employee education; (vi) outside professional services of approximately $78,000 for audit, tax, and human resources; (vii) other expenses of approximately $3,000; and (viii) a $230,000 decrease in the amount of platform development costs that were capitalized.

Depreciation and amortization expense for the three months ended September 30, 2025 increased $624,799 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to the continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform and employment growth.

For the three months ended September 30, 2025, we recorded income from operations of $1,581,951 representing an improvement of $892,102 compared to income from operations of $689,849 during the same period in the prior year, related to the aforementioned factors.

Other income for the three months ended September 30, 2025 decreased $137,049 primarily related to the implied interest expense related to future cash payments for the Gamma acquisition of $131,694 and slightly lower interest rates.

At September 30, 2025, our income tax provision was $30,482, which equates to an effective tax rate of 1.4% primarily resulting from the impact of our net operating income adjusted for discrete items that occurred within the quarter. At September 30, 2024, our income tax expense was $53,727, which equates to an effective tax rate of 3.6% primarily resulting from tax benefits related to our stock-based compensation and changes to the Company’s valuation allowance recorded on its net deferred tax assets.

The net income for the three months ended September 30, 2025 was $2,215,135, an increase of $778,298 compared to the net income of $1,436,837 for the three months ended September 30, 2024. The overall change in net income relates to the aforementioned factors.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

The following table summarizes our consolidated financial results for the nine months ended September 30, 2025 in comparison to the nine months ended September 30, 2024:

	Nine Months Ended September 30, (Unaudited)		Variance
	2025	2024	$	%
Revenues
Plasma industry	$33,014,282	$33,080,830	$(66,548)	(0.2%	)
Pharma industry	24,293,163	8,338,433	15,954,730	191.3%
Other	1,965,535	1,358,841	606,694	44.6%
Total revenues	59,272,980	42,778,104	16,494,876	38.6%
Cost of revenues	23,676,598	19,779,776	3,896,822	19.7%
Gross profit	35,596,382	22,998,328	12,598,054	54.8%
Gross margin %	60.1%	53.8%

Operating expenses
Selling, general and administrative	23,976,238	18,149,506	5,826,732	32.1%
Depreciation and amortization	6,111,520	4,291,648	1,819,872	42.4%
Total operating expenses	30,087,758	22,441,154	7,646,604	34.1%
Income from operations	$5,508,624	$557,174	$4,951,450	888.7%

Other income	$2,031,024	$2,345,416	$(314,392)	(13.4%	)

Net income	$6,188,996	$2,443,035	$3,745,961	153.3%
Net margin %	10.4%	5.7%

The increase in total revenues of $16,494,876 for the nine months ended September 30, 2025 compared to the same period in the prior year consisted primarily of a $66,548 decrease in plasma revenue, a $15,954,730 increase in pharma revenue, and a $606,694 increase in other revenue. The decrease in plasma revenue was primarily due to a decline in plasma donations and dollars loaded to cards as plasma inventory levels have normalized, which has reduced our average monthly revenue per center as compared to the same period in the prior year. This decline was offset by the addition of 117 net plasma centers during the past 12 months. The increase in pharma revenue was primarily due to the financial benefit of 39 net pharma patient affordability programs launched during the past 12 months, and a corresponding increase in monthly management fees, setup fees, claim processing fees, and other billable services such as dynamic business rules and call center support. For the nine months ending September 30, 2025 the number of claims processed increased over 90% compared to the same period in the prior year. The increase in other revenue was primarily due to the growth and usage in the number of cardholders of our payroll, retail, and corporate incentive programs.

Cost of revenues for the nine months ended September 30, 2025 increased $3,896,822 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, application integration setup, and sales and commission expense. The increase in cost of revenues consisted primarily of (i) increased customer care expense of approximately $1,280,000 associated primarily with the growth in our plasma and pharma patient affordability businesses, a new customer service contact center, wage inflation pressures, a tight labor market, and increased benefit costs; (ii) increased sales and commission expense of approximately $654,000 related to the increase in overall revenue for programs in which we pay commission expenses; (iii) increased variable costs of approximately $997,000 related to the addition of 117 net plasma centers; (iv) increased third-party program network fees of approximately $777,000 associated with our pharma patient affordability programs; and (v) increased plastics, collateral and postage of approximately $226,000. These increases were offset by a decrease in other costs of approximately $37,000.

Gross profit for the nine months ended September 30, 2025 increased $12,598,054 compared to the same period in the prior year resulting primarily from the launch of an additional 39 net pharma patient affordability programs during the past 12 months, and a corresponding increase in setup fees, monthly management fees, claim processing fees, and other billable fees. Gross profit also benefited from the addition of 117 net plasma centers during the past 12 months, and corresponding revenue and beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. The increase in gross profit was offset by increased costs from network fees, third-party service providers, sales commission expense and customer service costs mentioned above, primarily driven by the overall growth in our business. The increase in gross margin resulted primarily from a greater contribution of total revenue from our pharma patient affordability business which has higher gross profit margins than our other businesses.

Selling, general  and administrative expenses for the nine months ended September 30, 2025 increased $5,826,732 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $3,366,000 due to continued hiring to support our growth, a tight labor market, and increased benefit costs; (ii) stock-based compensation of approximately $985,000 related to the issuance of restricted stock units for new hires and employee retention; (iii) technologies and telecom expense of approximately $793,000 primarily related to ongoing platform security investments; (iv) general expenses of approximately $219,000 primarily related to conferences, deliveries, and employee education; (v) acquisition costs of approximately $129,000 associated with the Gamma asset purchase; (vi) travel and entertainment of approximately $129,000; and (vii) a decrease in capitalized platform development costs of approximately $240,000. The rise in costs was offset by a reduction in other operating expenses of approximately $35,000.

Depreciation and amortization expense for the nine months ended September 30, 2025 increased $1,819,872 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform and employment growth.

For the nine months ended September 30, 2025, we recorded income from operations of $5,508,624 representing an improvement of $4,951,450 compared to income from operations of $557,174 during the same period in the prior year related to the aforementioned factors.

Other income for the nine months ended September 30, 2024 decreased $314,392 primarily related to the implied interest expense related to future cash payments for the Gamma acquisition of $260,866 and slightly lower interest rates.

At September 30, 2025, our income tax expense was $1,350,652, which equates to an effective tax rate of 17.9% primarily resulting from improved book earnings and tax benefits related to our stock-based compensation. At September 30, 2024, our income tax expense was $459,555, which equates to an effective tax rate of 15.8% primarily resulting from tax benefits related to our stock-based compensation and changes to the Company’s valuation allowance recorded on its net deferred tax assets.

The net income for the nine months ended September 30, 2025 was $6,188,996, an improvement of $3,745,961 compared to the net income of $2,443,035 for the nine months ended September 30, 2024. The overall change in net income relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards: Represents the total dollar volume of funds loaded to all our prepaid card programs. Our gross dollar volume loaded on cards was $552 million and $456 million for the three months ended September 30, 2025 and 2024, respectively. Our gross dollar volume loaded on cards was $1.399 million and $1.339 million for the nine months ended September 30, 2025 and 2024, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs. The year over year increase reflects the number of new plasma centers added, the number of pharma patient affordability programs added, and growth in our other prepaid programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards: Represents revenues, gross profit or net income (loss) conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income (loss), respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income (loss). Our total revenue conversion rates for the three months ended September 30, 2025 and 2024 were 3.91% or 391 basis points (“bps”), and 3.34% or 334 basis points, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended September 30, 2025 and 2024 were 2.20% or 220 bps, and 1.86% or 186 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the three months ended September 30, 2025 and 2024 were 0.40% or 40 bps, and 0.31% or 31 bps, respectively, of gross dollar volume loaded on cards. Our total revenue conversion rates for the nine months ended September 30, 2025 and 2024 were 4.24% or424 bps, and 3.20% or 320 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the nine months ended September 30, 2025 and 2024 were 2.54% or 254 bps, and 1.72% or 172 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the nine months ended September 30, 2025 and 2024 were 0.44% or 44 bps, and 0.18% or 18 bps, respectively, of gross dollar volume loaded on cards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Adjusted EBITDA to net income:
Net income	$2,215,135	$1,436,837	$6,188,996	$2,443,035
Income tax provision	30,482	53,727	1,350,652	459,555
Interest income, net	(663,666)	(800,715)	(2,031,024)	(2,345,416)
Depreciation and amortization	2,190,420	1,565,621	6,111,520	4,291,648
EBITDA	3,772,371	2,255,470	11,620,144	4,848,822
Stock-based compensation	1,265,591	573,499	2,892,309	1,907,588
Adjusted EBITDA	$5,037,962	$2,828,969	$14,512,453	$6,756,410

“EBITDA margin” is defined as earnings before interest, income taxes, depreciation and amortization expense as a percentage of the Company’s revenue and “Adjusted EBITDA margin” reflects the adjustment to EBITDA margin to exclude stock-based compensation expense as a percentage of revenue. A reconciliation of net income margin to Adjusted EBITDA margin is provided in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Reconciliation of adjusted EBITDA margin to net income margin:
Net income margin	10.3%		9.4%		10.4%		5.7%
Income tax provision	0.1%		0.4%		2.3%		1.1%
Interest income, net	(3.1%	)	(5.2%	)	(3.4%	)	(5.5%	)
Depreciation and amortization	10.1%		10.3%		10.3%		10.0%
EBITDA margin	17.5%		14.8%		19.6%		11.3%
Stock-based compensation	5.9%		3.8%		4.9%		4.5%
Adjusted EBITDA margin	23.3%		18.5%		24.5%		15.8%

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Nine Months Ended September 30, (Unaudited)
	2025	2024
Net cash provided by operating activities	$4,360,171	$8,633,922
Net cash used in investing activities	(8,436,339)	(7,087,867)
Net cash provided by (used in) financing activities	284,868	(331,695)
Net (decrease) increase in cash and restricted cash	$(3,791,300)	$1,214,360

Comparison of Nine Months Ended September 30, 2025 and 2024

During the nine months ended September 30, 2025 and 2024, we financed our operations through internally generated funds.

Operating activities provided $4,360,171 of cash as of September 30, 2025, a decrease of $4,273,751 compared to same period in the prior year. This change in cash flow compared to the change in cash flow in the prior period is primarily due to net decreases in operating assets and liabilities. The changes in accounts receivable, accounts payable, and customer card funding, a net decrease of $12,667,611, are primarily related to the growth in our pharma patient affordability business and timing of pass-through payments as we are invoiced by third-party service providers at the end of the period and are due monies from our pharma patient affordability customers to cover these third-party payables. The decrease in cash flows from operating activities was offset by an increase in net income, reduced prepaid expenses, collection of tax credits and non-cash adjustments for depreciation and amortization, deferred income tax, stock-based compensation, and lease expense.

We used net cash in investing activities during the nine months ended September 30, 2025 and 2024 of $8,436,339 and $7,087,867, respectively. For the nine months ended September 30, 2025, $6,436,339 of cash was used for investing activities primarily attributable to an increase in software licenses and capitalization of internally developed software as we continue to invest in our technology platform. The remaining amount of $2,000,000 was used for the Gamma acquisition that closed on March 19, 2025 (see “Note 2- ACQUISITION” in the notes to the accompanying consolidated financial statements). For the nine months ended September 30, 2024, $7,087,867 of cash was used for investing activities primarily attributable to an increase in software licenses and capitalization of internally developed software as we continue to invest in our technology platform.

Cash provided by financing activities of $284,868 for the nine months ended September 30, 2025 was primarily attributed to proceeds from the exercise of options of $660,654, partially offset by the repurchase of 100,000 shares of the Company’s common stock at a weighted average price of $3.76 per share. Finance activities during the nine months ended September 30, 2024 used $331,695 in cash, attributable to the repurchase of 100,000 shares of the Company’s common stock at a weighted average price of $3.60 per share offset by proceeds received of $28,800 for the exercise of stock options.

Our significant contractual cash requirements also include ongoing payments for lease liabilities and acquisition. For additional information regarding our cash commitments and contractual obligations, see “Note 2 – ACQUISITION” and “Note 5 – LEASE” in the notes to the accompanying consolidated financial statements.

Sources of Liquidity

Unrestricted cash was $7,529,047 as of September 30, 2025, a decrease of $2,764,160 compared to the same period in the prior year. The decrease resulted primarily in payment timing on passthrough claim reimbursement receivables and related payables associated with our patient affordability business in the amount of $9,364,030, offset from the improvement in our operating results. We believe that our available cash on hand, excluding restricted cash, at September 30, 2025 of $7,529,047, along with our forecast for revenues and cash flows for the remainder of 2025 and through the third quarter of 2027, will be sufficient to sustain our operations for the next twenty-four months. In light of the recent bank failures, we continue to monitor the health and soundness of our bank relationships through publicly available information. Based on recent SEC filings, we have not discovered any issues that would cause us to alter our bank relationships.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the  Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has also been named as a nominal defendant in a fourth stockholder derivative action in the United States District Court for the District of Nevada, filed on December 27, 2023, entitled Mo Jeewa, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. That complaint makes substantially the same allegations as made in the consolidated Toczek and Gray actions and the Blanchette action discussed above, and alleges breach of fiduciary duty and unjust enrichment. On January 23, 2025, the parties in Jeewa filed a stipulation to relate the case to the Toczek, Gray, and Blanchette actions.

On October 4, 2024, the parties to the four stockholder derivative actions agreed in principle to a proposed settlement of all pending claims asserted in Plaintiffs’ actions. On December 6, 2024, Plaintiffs filed a Motion for Preliminary Approval of Derivative Settlement. On May 6, 2025, the Court granted the parties’ request to relate the actions and assigned all four cases to the judge presiding over the Jeewa action. On August 28, 2025, the Court issued a minute order granting the Motion for Preliminary Approval of Derivative Settlement and, on October 7, 2025, it entered a Scheduling Order and Preliminary Approval Order, effective nunc pro tunc as of September 4, 2025. On October 17, 2025, Plaintiffs filed a Motion for Final Approval of Derivative Settlement, which is scheduled to be heard by the Court on November 14, 2025.

Item 1A. Risk Factors.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2025, we did not issue shares of common stock that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2025 – July 31, 2025	–	–	–	$3,001,285
August 1, 2025 – August 31, 2025	–	–	–	3,001,285
September 1, 2025 – September 30, 2025	–	–	–	3,001,285
Total	–	–	–	$3,001,285

(1) On March 21, 2023, our Board authorized a stock repurchase program to repurchase up to $5 million of our common stock, subject to certain conditions, in the open market, in privately negotiated transactions, or by other means in compliance with Rule 10b-18 under the Exchange Act. The program is expected to be completed within 36 months from the commencement date. As of September 30, 2025, the Company had repurchased 631,258 shares of common stock for $1,998,715 at a weighted average price of $3.17 per share under this repurchase program.

Item 5. Other Information.

During the quarter ended September 30, 2025, below directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

On September 10, 2025, Robert Strobo, our General Counsel and Chief Legal Officer, adopted a Rule 10b5-1 trading plan, which plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on April 30, 2026 and provides for the purchase or sale of an aggregate of 20 thousand shares of common stock.

On September 10, 2025, Jeffery Baker, our Chief Financial Officer, adopted a Rule 10b5-1 trading plan, which plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on November 30, 2026 and provides for the purchase or sale of an aggregate of 35 thousand shares of common stock.

On September 12, 2025, Joan Herman, our Executive Vice President and Director, adopted a Rule 10b5-1 trading plan, which plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on November 30, 2026 and provides for the purchase or sale of an aggregate of 350 thousand shares of common stock.

On September 12, 2025, Mark Newcomer, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading plan, which plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on December 15, 2026 and provides for the purchase or sale of an aggregate of 400 thousand shares of common stock.

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

PAYSIGN, INC.

Date: November 13, 2025	/s/ Mark Newcomer
By: Mark Newcomer, President and Chief Executive Officer (principal executive officer)

Date: November 13, 2025	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

