Form 10-K
period 2025-12-31
Paysign, Inc.
filed 2026-03-25
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $276,377,168 based upon a market price of $7.20 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 55,185,394 as of March 19, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

i

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

ii

PART I

ITEM 1. BUSINESS.

Overview

Paysign, Inc. (the “Company,” “Paysign,” “we” or “our”), headquartered in Nevada, was incorporated on August 24, 1995, and trades under the symbol PAYS on The Nasdaq Stock Market LLC. We are a vertically integrated provider of prepaid card products and processing services for corporate, consumer and government entities. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, increase patient adherence rates, reduce administration costs and streamline operations. We market our prepaid card solutions under our Paysign® brand. As we are a payment processor and prepaid card program manager, we derive our revenue from all stages of the prepaid card lifecycle.

In addition to our payment solutions, we also offer life science technology solutions targeting blood and plasma collection organizations. These software solutions are marketed under the Apherion™ brand, and we derive our revenue from licensing, hosting and consulting fees.

We operate on a powerful, high-availability payment solutions platform with cutting-edge fintech capabilities that can be seamlessly integrated with our clients’ systems. This distinctive positioning allows us to provide end-to-end technologies that securely manage transaction processing, cardholder enrollment, value loading, account management, data and analytics and customer service. Our architecture is known for its cross-platform compatibility, flexibility, and scalability – allowing our clients and partners to leverage these advantages for cost savings and revenue opportunities.

Our suite of product offerings includes solutions for corporate rewards, prepaid gift cards, general purpose reloadable debit cards, employee incentives, consumer rebates, donor compensation, clinical trials, healthcare reimbursement payments and pharmaceutical payment assistance, demand deposit accounts accessible with a debit card and software solutions targeting blood and plasma collection organizations. Our cards are sponsored by our issuing bank partners.

Our revenues include fees generated from cardholder fees, interchange, card program management fees, transaction claims processing fees, breakage, and settlement income. Revenue from cardholder fees, interchange, card program management fees and transaction claims processing fees is recorded when the performance obligation is fulfilled. Breakage is recorded ratably over the estimated card life based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions and relates solely to our open-loop gift card business which began at the end of 2022. Settlement income is recorded at the expiration of the card or card program and relates primarily to our corporate incentive programs.

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

Javelin Advisory Services 22nd Annual U.S. Open-Loop Prepaid Card Market Forecast, 2025-2029, shows that open-loop prepaid growth continues to demonstrate strong performance in both the short-term and long-term. The forecast is led by robust anticipated growth in the cash access market, which remains the largest open-loop segment. Javelin predicts an 8% compound annual growth rate (“CAGR”) from 2025 through 2029, with total open-loop loads projected to reach approximately $450 billion by 2029. The cash access category alone is expected to grow at a 9% CAGR, reaching $350 billion by 2026.

Consumers, both banked and unbanked, continue to increase their use of prepaid cards such as general purpose reloadable ("GPR") cards to conduct day-to-day financial transactions including paying bills, depositing checks, and receiving direct deposits. According to Javelin's 2025 North American Payments Insights survey, the use of open-loop reloadable cards grew significantly from 20% in 2024 to 27% in 2025. Consumer sentiment research highlights strong purchase intent, with 35% of users reporting they are more likely to purchase reloadable prepaid cards in the next 12 months, and 42% indicating they will maintain their current purchase levels. The research also shows that 56% of GPR card users are likely to utilize these cards as budgeting tools in the coming year, demonstrating their value beyond simple payment functionality.

Common Examples of Prepaid Cards

The prepaid card market is divided into three macro categories based on who funds the card account. These categories are consumer-funded, corporate-funded and government-funded.

Consumer-Funded Programs: The consumer prepaid category consists of products such as GPR cards, gift cards, travel money cards, and remittance/peer-to-peer (“P2P”) cards.

General Purpose Reloadable Cards: A type of prepaid card typically purchased by a consumer for his or her personal use to pay for purchases, pay bills and/or access cash at ATMs. GPR cards may be purchased online and in retail locations from a variety of providers. Funds may be loaded onto the card by direct deposit of wages or benefits or at retail locations offering prepaid card reload services.

Gift Cards: A non-reloadable prepaid card that is purchased by a gift giver to be given to a gift recipient.

Corporate-Funded Programs: The corporate prepaid category consists of products such as employee/partner incentives, consumer incentives, payroll, employee benefits, healthcare, corporate expense and business travel, insurance claim disbursement, etc.

Government-Funded Programs: The government prepaid category consists of products such as Social Security benefits, veterans’ benefits, disability benefits, pensions, unemployment benefits, worker’s compensation, emergency disaster relief and child support disbursements.

Our Products and Services

As a payment processor and prepaid card program manager, our payment solutions are utilized by our customers as a means to increase customer loyalty, increase brand recognition and reward customers, agents and employees while reducing administration costs and streamlining operations. We manage all aspects of the prepaid card lifecycle, from managing the card design and approval processes with partners and networks, to production, packaging, distribution and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement. We employ a fully staffed, in-house customer service department which utilizes bilingual customer service representatives, interactive voice response (“IVR”) and two-way short message service (“SMS”) messaging and text alerts. As we do not have our own banking license to issue open-loop prepaid cards, our cards are offered to end users through our relationships with bank issuers.

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

As of December 31, 2025, we had approximately 8.4 million cardholders participating in approximately 670 card programs.

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

Medical Claims Based Affordability Programs: These programs are similar to pharmacy-based products but utilize internal networks developed and maintained by Paysign. We are a direct processor of these claims and conduct adjudication on an internal proprietary platform specifically designed to address the needs of our clients and their unique business rules. Payments for processed claims are made directly to a healthcare provider using either checks or virtual debit cards. We differentiate ourselves with this specific product by offering accelerated adjudication and payments for medical claims relative to our competition. This results in providers having a stronger willingness to utilize our products versus our competitors.

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

The Company provides a fully customized payment solution for source plasma collection centers under the Paysign brand. This offering includes the Paysign Plasma Donor Compensation Prepaid Card and the Paysign Partner Portal for administrators. In addition, the plasma solution features a point-of-sale cash-back rewards program, a pharmacy prescription discount card and a digital banking account, all designed to help plasma donation centers enhance and optimize the donor experience. The solution offers customized reporting and provides a level of business analytics previously unavailable. The solution can be utilized either as a stand-alone web-based solution or integrated with existing donor management systems, giving plasma donation centers an increased level of flexibility. The Company entered the market in late 2011 and has seen significant growth in this market segment. Currently, the Company services approximately 48% of the plasma collection centers in the United States and Puerto Rico.

Life Science Technology Solutions

Paysign offers a cloud-based, state of the art technology platform purpose-built for blood and plasma collection organizations known as Apherion™. It combines donor engagement, donor relationship management, core operational systems, compensation optimization, donor payments, competitive market intelligence and quality assurance, into a single, modular operating system designed for regulated, high-volume blood and plasma collection environments. Apherion replaces fragmented legacy systems with an integrated platform that enables operators to reduce collection costs, improve donor experience and retention, maintain compliance and scale efficiently across single-center and multi-center donation networks.

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

The Paysign Communications Suite

To help maximize the cardholder experience, cardholders can access their card balances and transaction history, as well as other information as dictated by the program, such as an ATM locator, a loyalty point counter, and geo-specific messaging through a number of touchpoints such as the Paysign Mobile App, two-way SMS, text alerts and the Paysign cardholder web portal.

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

Markets and Major Customers

We have no major customers and are not reliant on any individual card program. We manage multiple card programs at any given time. As of December 31, 2025, we managed approximately 670 card programs with approximately 8.4 million participating cardholders.

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

Bank Regulations

All the cards that we service are issued by state-chartered banks. Thus, we are subject to the oversight of the regulators for, and certain laws applicable to, these card issuing banks. These banking laws require us, as a servicer to the banks that issue our cards, among other things, to undertake compliance actions similar to those described under "Anti-Money Laundering Laws" above and to comply with the privacy regulations promulgated under the Gramm-Leach-Bliley Act as discussed under "Privacy and Information Safeguard Laws" above.

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

Employees and Independent Contractors

As of December 31, 2025, we had approximately two hundred twenty-six employees and independent contractors.

We have no collective bargaining agreements with our employees and believe all independent contractor and employment agreement relationships are satisfactory. We hire independent contractors on an as-needed basis, and we may retain additional employees and consultants during the next twelve months, including additional patient affordability, information technology, product and project management, fraud, and customer care personnel to support our growing businesses.

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

Deficiencies or weaknesses in our internal control over financial reporting that are not promptly identified and remediated may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, decrease investor confidence in our Company and reduce the value of our common stock. Although we believe we have taken appropriate actions to remediate previously reported control deficiencies that we have identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other deficiencies or weaknesses in the future.

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

Our relationships with various banks are currently, and will be for the foreseeable future, a critical component of our ability to conduct our business and to maintain our revenue and expense structure, because we are currently unable to issue our own cards. If we lose or do not maintain existing banking relationships, we could incur significant switching and other costs and expenses and we and users of our products and services could be significantly affected, creating contingent liabilities for us. As a result, the failure to maintain adequate banking relationships could have a material adverse effect on our business, results of operations and financial condition. Our agreement with the bank that issues our cards provides for cost and expense allocations between the parties. Changes in the costs and expenses that we have to bear under these relationships could have a material impact on our operating expenses. In addition, we may be unable to maintain adequate banking relationships or renew our agreements with the banks that currently issue our cards under terms at least as favorable to us as those existing before renewal.

We receive important services from third-party vendors, and replacing them could entail unexpected integration costs.

Some services relating to our business, including network connectivity and gateway services, are outsourced to third-party vendors. If any of our vendors were to terminate their contracts with us or cease operations, we could replace the vendor with a competitor. However, in some cases, replacing a vendor would require one-time integration costs to connect our systems to those of the new vendor, and could result in less advantageous contract terms for the same service, which could adversely affect our profitability.

Changes in credit card association or other network rules or standards set by Visa and MasterCard, or changes in card association and debit network fees or products or interchange rates, could adversely affect our business, financial position and results of operations.

We and the banks that issue our cards are subject to Visa, Interlink, Plus, MasterCard, Maestro, Cirrus, Discover and Pulse association rules that could subject us to a variety of fines or penalties that may be levied by the card networks for acts or omissions by us or businesses that work with us. The termination of the card association registrations held by us or any of the banks that issue our cards or any changes in card association or other debit network rules or standards, including interpretations or implementations of existing rules or standards, that increase our cost of doing business or limit our ability to provide our products and services, could have an adverse effect on our business, operating results and financial condition. In addition, from time to time, card networks increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and adversely affect our business, operating results and financial condition.

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

In the rapidly developing legal framework, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop software or technology competitive to us. Our competitors may independently develop similar technology, duplicate our products or services or design around our intellectual property rights. We may need to litigate to enforce or protect our intellectual property rights, trade secrets and know-how, or to determine their scope, validity or enforceability. Such litigation can be expensive, may divert resources, and may not be successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete.

We may also be subject to costly litigation in the event our products and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed upon our products or technology and any of these third parties could make a claim of infringement against us with respect to our products or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of time and attention of our management and employees. Any claim from third parties may result in limitations on our ability to use the intellectual property subject to these claims. As of the date of this filing, we had not received any notice or claim of infringement from any party.

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

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of consumer protection, intellectual property, cybersecurity and privacy and data protection. In addition, there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development and deployment of AI-generated outputs. Compliance with new and emerging laws, regulations or industry standards relating to AI in the U.S. and internationally, such as U.S. state regulations and the Artificial Intelligence Act in the EU, may impose significant operational costs and may limit our ability to develop, deploy or use existing or future AI technologies. As a result, our ability to adapt our existing products and services or develop future and new products and services using AI may be limited or restricted, which could adversely impact our business.

Acquisitions and the integration of new businesses create risks and may affect operating results. Failure to successfully complete, manage or integrate strategic transactions can adversely affect our business, financial condition and results of operations.

We regularly review our businesses strategy and evaluate potential acquisitions, joint ventures, divestitures and other strategic transactions. The success of these transactions is dependent upon, among other things, our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction within the anticipated time frame, or at all. Acquisitions often involve additional or increased risks including, for example:

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

In the event of a system failure that goes undetected for a substantial period of time, transactions could be processed on blocked accounts, false authorizations could be confirmed, charges could fail to be deducted from accounts or systematic fraud or abuse could go undetected. Errors or failures of this nature could adversely impact our operations, credibility and financial standing.

Our business is dependent on the efficient and uninterrupted operation of computer network systems and data centers.

Our ability to provide reliable service to our clients and cardholders depends on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our third-party service providers. Our business involves movement of large sums of money, processing of large numbers of transactions and management of the data necessary to do both. Our success depends upon the efficient and error-free handling of the money. We rely on the ability of our employees, systems and processes and those of the banks that issue our cards, and our third-party service providers to process and facilitate these transactions in an efficient, uninterrupted and error-free manner.

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

Adverse global and regional economic conditions such as turmoil affecting the banking system and financial markets, including, but not limited to, tightening in the credit markets, extreme volatility or distress in the financial markets (including the fixed income, credit, currency, equity, and commodity markets), high unemployment, high consumer debt levels, recessionary or inflationary pressures, supply chain issues, reduced consumer confidence or economic activity, government fiscal and tax policies, U.S. and international trade relationships, agreements, treaties, tariffs and restrictive actions, the inability of a government to enact a budget in a fiscal year, government shutdowns, government austerity programs, and other negative financial news or macroeconomic developments could have a material adverse impact on the demand for our products and services, including a reduction in the volume and size of transactions on our payments platform. Additionally, an inability to access the capital markets when needed due to volatility or illiquidity in the markets or increased regulatory liquidity and capital requirements may strain our liquidity position. Such conditions may also expose us to fluctuations in foreign exchange rates or interest rates that could materially and adversely affect our financial results.

We depend on key personnel and may be harmed by the loss of their services or our inability to attract, develop, integrate, incentivize and retain qualified employees.

Because of our small size and the limited number of qualified professionals in our industry, we rely heavily on the continued service and performance of our management team and our experienced sales, marketing, program and technology personnel, all of whom we consider key employees. Our future success depends, to a significant extent, on our ability to attract, source, hire, train, develop, incentivize and retain highly skilled directors, officers, management, financial, legal, marketing, sales and technical personnel. Competition for qualified employees in the financial services and healthcare industries is intense, and competitors have in the past and may in the future attempt to recruit our management and other key employees. We may also experience difficulty integrating newly hired personnel, which could adversely affect our operations. The loss of the services of one or more key employees, our failure to attract or retain additional highly qualified personnel, or our inability to effectively integrate and motivate such individuals could impair our ability to manage and expand our business and provide services to our customers.

Risks Related to Ownership of Our Common Stock

Our stock price is volatile, and you may not be able to sell your shares at a price higher than what was paid.

The market for our common stock is highly volatile. In 2025, our stock price fluctuated between $1.94 and $8.56. The trading price of our common stock could be subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, announcements of technological innovations or new products by our competitors or us, changes in prices of our products and services or our competitors’ products and services, changes in product mix or changes in our revenue and revenue growth rates.

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

Our directors, executive officers and holders of more than 5% of our total shares of common stock outstanding and their respective affiliates, in the aggregate, beneficially own approximately 31% of our outstanding common stock as of March 9, 2026. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors (the “Board”), could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have 55,185,394 shares of common stock outstanding as of March 9, 2026, assuming no exercise of outstanding options or unvested restricted stock awards. None of the shares of common stock are subject to any lock-up agreements, and all are eligible for sale, subject to registration under the Securities Act and in some cases to volume and other restrictions imposed by Rule 144. Sales of substantial amounts of our common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We incur significant costs as a result of operating as a public company. We may not have sufficient personnel for our financial reporting responsibilities, which may result in the untimely close of our books and records and delays in the preparation of financial statements and related disclosures.

As a registered public company, we have experienced an increase in legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, has imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, three putative class action lawsuits were filed against us, which required our management to devote significant time to defending. See “Item 3. Legal Proceedings” for additional information.

If we are not able to comply with the requirements of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC and other regulatory authorities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cyber criminals are becoming more sophisticated and effective every day, and they are increasingly targeting software companies, including companies like ours that handle sensitive customer and stakeholder data. All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management and make securing the data that customers and other stakeholders entrust to us a top priority. Our Board and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. While no cybersecurity program can eliminate all risk or guarantee complete effectiveness, our controls are designed in alignment with industry recognized frameworks such as the NIST Cybersecurity Framework and incorporate key principles of ISO 27001.

While our Risk Factors describe in greater detail the material cybersecurity risks we face, we believe that prior cybersecurity threats, including any previous cybersecurity incidents, have not materially impacted our business to date. However, we cannot guarantee that future incidents will not occur or that, if they do, they will not have a material adverse effect on our business, strategy, results of operations, or financial condition.

Risk Management and Strategy

We understand the critical importance of cybersecurity in protecting our operations, customer data, and the integrity of our services. Our commitment to cybersecurity is unwavering, and we adopt a serious, multi-layered approach to minimize the risks and potential impacts of cyber-attacks which has been integrated into our overall risk management process. Our cybersecurity controls are guided by a formal data classification policy and are supported by a maturing Zero Trust–inspired architecture, which includes least privilege access, continuous authentication and micro segmentation.

Our strategies are designed to ensure the resilience and security of our systems, safeguarding against both internal and external vulnerabilities. We employ state-of-the-art technologies and practices to secure our systems. This includes deploying advanced encryption, securing network infrastructure, and implementing robust access controls and authentication mechanisms. Our information technology infrastructure is designed with security at its core, incorporating full encryption of data in transit and at rest, endpoint detection and response, security information and event management correlation, continuous vulnerability scanning and commercial threat intelligence feeds monitored by our 24/7/365 Security Operations Center.

As part of our risk assessment framework, we have a Vendor Risk Management Program to monitor cybersecurity risks posed by third-party vendors and service providers. This program includes:

•	Vendor Onboarding and Due Diligence: New vendors undergo security assessments to evaluate their data protection measures, regulatory compliance and cybersecurity policies.
•	Ongoing Monitoring and Risk Assessments: We conduct periodic reviews of vendor security practices which may include security questionnaires, risk scoring, and audits for high-risk vendors.
•	Contractual Security Obligations: Vendor agreements include strict data security clauses, incident notification requirements and audit rights.
•	Incident Reporting and Escalation: We have clear protocols for reporting vendor-related cybersecurity incidents, ensuring timely response and mitigation.
•	Vendors are risk tiered based on criticality, and high-risk vendors undergo enhanced due diligence activities, including review of System and Organization Controls reports, penetration test summaries and continuous monitoring signals where available.

Partnerships and Collaboration

We believe in the strength of collaboration in combating cyber threats. We actively engage with cybersecurity communities, industry groups, and regulatory bodies to stay ahead of evolving cyber risks. We also participate in threat sharing programs and use horizon scanning activities to evaluate emerging risks that may impact fintech, payments infrastructure, and healthcare related data environments. By sharing knowledge and best practices, we enhance our defenses and contribute to the broader effort of securing the digital ecosystem. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner.

Risk Assessment

We continuously monitor our information technology environment to detect and respond to threats in real-time. Our dedicated cybersecurity team uses sophisticated tools to track anomalies, potential vulnerabilities, and ongoing attacks. In addition to annual penetration and segmentation testing, we conduct periodic threat hunting exercises to proactively identify malicious activity. Semi-annually, we leverage third-party independent consultants to perform penetration and segmentation testing of our internal and externally facing environments. Results from these assessments inform remediation roadmaps, prioritization of security investments, and updates to our enterprise risk register.

Technical Safeguards

Cybersecurity is an ever-evolving field, and we are committed to continuous improvement of our security practices. We regularly review and update our cybersecurity policies, procedures, and technologies to address new challenges and adapt to the changing threat landscape. Technical safeguards also include multi factor authentication (MFA) across all privileged and non-privileged accounts, automated provisioning and de provisioning, periodic access reviews, and comprehensive logging and monitoring to support audit and regulatory obligations.

Incident Response and Recovery Planning

Cybersecurity is a foundational element of our operations. Our multi-layered approach—encompassing system security, vigilant monitoring, comprehensive training, and collaborative engagement—demonstrates our dedication to protecting our company, our clients, and the financial ecosystem. Our incident response program includes ransomware specific playbooks, cross functional tabletop exercises involving senior leadership, and tight integration with our business continuity (BCP) and disaster recovery (DR) plans. We have established comprehensive incident response and recovery plans and continue to regularly test and evaluate the effectiveness of those plans.

Education and Awareness

Recognizing that human error can often be a weak link in cybersecurity defenses, we are committed to regular and comprehensive training for all employees and executives. We also conduct periodic phishing simulations, evaluate key performance indicators such as employee susceptibility rates, and track cybersecurity awareness metrics as part of our overall risk management dashboard.

Cybersecurity Threats

We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Governance

Board Oversight

Our Board, in coordination with the Audit Committee, oversees our management of cybersecurity risk. They receive regular reports from management about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Our Audit Committee directly oversees our cybersecurity program. The Audit Committee receives regular updates from management on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents. The Board receives quarterly cybersecurity briefings, including key risk indicators, remediation metrics, third party risk insights, and updates to our threat landscape assessment.

Management’s Role

Our Chief Technology Officer, Information Security Officer, and General Counsel have primary responsibility for assessing and managing material cybersecurity risks and are members of our management’s Information Technology Steering Committee (the “Security Committee”), which is a governing body that drives alignment on security decisions across the Company. Such individuals have experience in various roles for public companies involving managing information security, managing risk, implementing effective information and cybersecurity programs, and adhering to relevant compliance requirements. The Security Committee meets at least quarterly to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The Security Committee also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies. The Security Committee is responsible for a cybersecurity risk report which is presented to the Board at each quarterly meeting, ensuring continuous oversight of cybersecurity risks and mitigation efforts at the highest levels of governance. Management evaluates the cybersecurity program using defined key risk indicators, including patch timeliness metrics, vulnerability severity reduction intervals, access review completion rates, phishing resilience metrics and third party assurance results.

ITEM 2. PROPERTIES.

We have an operating lease for office space at 2615 St. Rose Parkway, Henderson, Nevada 89052. The lease will expire in 2030 and allows for two optional extensions of 5 years each. Lease payments are approximately $60,000 per month.

We have an operating lease for office space at 168 N. Gibson Road, Henderson, Nevada 89014. The lease will expire in 2033 and allows for two optional extensions of 5 years each. Lease payments are approximately $60,000 per month.

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

The Company was also named as a nominal defendant in four stockholder derivative actions currently pending in the United States District Court for the District of Nevada. The first-filed derivative action is entitled Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. and was filed on September 17, 2020. This action alleged violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The complaint also alleged insider trading violations against certain individual defendants. The second-filed derivative action is entitled John K. Gray, derivatively on behalf of Paysign, Inc. v. Mark Attinger, et al. and was filed on May 9, 2022. This action involved the same alleged conduct raised in the Toczek action and asserted claims for breach of fiduciary duty in connection with financial reporting, breach of fiduciary duty in connection with alleged insider trading against certain individual defendants, and unjust enrichment. On June 3, 2022, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issued a ruling on the Motion to Dismiss. On May 10, 2023, the Toczek and Gray actions were consolidated.

The Company was also named as a nominal defendant in a third stockholder derivative action initially filed in state court in Clark County, Nevada, on October 2, 2023, entitled Simone Blanchette, derivatively on behalf of Paysign, Inc. v. Mark Newcomer, et al, which the defendants subsequently removed to federal district court in Nevada pursuant to a Notice of Removal filed on October 10, 2023. That complaint made substantially the same allegations as made in the consolidated Toczek and Gray actions, and also contained a claim that the individual defendants violated Section 10(b) and Rule 10b-5 promulgated thereunder. On December 7, 2023, the parties requested that the action be stayed for sixty days due to the settlement negotiations in the consolidated Toczek and Gray actions, and the Court granted the sixty-day stay on December 11, 2023. Subsequently, the Court extended that deadline to March 29, 2024 and then to May 29, 2024 based upon the parties’ stipulations. On July 26, 2024, the parties in Blanchette submitted a Joint Status Report which suggested a proposed briefing schedule on a motion to dismiss, but that schedule was not ruled upon by the Court.

The Company was also named as a nominal defendant in a fourth stockholder derivative action in the United States District Court for the District of Nevada, filed on December 27, 2023, entitled Mo Jeewa, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. That complaint made substantially the same allegations as made in the consolidated Toczek and Gray actions and the Blanchette action discussed above, and alleged breach of fiduciary duty and unjust enrichment. On January 23, 2025, the parties in Jeewa filed a stipulation to relate the case to the Toczek, Gray, and Blanchette actions.

On October 4, 2024, the parties to the four stockholder derivative actions agreed in principle to a proposed settlement of all pending claims asserted in the Toczek, Gray, Blanchette, and Jeewa actions. On December 6, 2024, Plaintiffs in the Toczek and Gray actions filed a Motion for Preliminary Approval of Derivative Settlement. On May 6, 2025, the Court granted the parties’ request to relate the actions and assigned all four cases to the judge presiding over the Jeewa action. On August 28, 2025, the Court issued a minute order granting the Motion for Preliminary Approval of Derivative Settlement and, on October 7, 2025, it entered a Scheduling Order and Preliminary Approval Order, effective nunc pro tunc as of September 4, 2025. On October 17, 2025, Plaintiffs filed a Motion for Final Approval of Derivative Settlement, which was granted by the Court on December 14, 2025 with the final order and judgment entered on December 16, 2025.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the Nasdaq Capital Market under the symbol “PAYS”. The following table summarizes the low and high closing prices for our common stock for each of the calendar quarters of 2025 and 2024.

	2025		2024
	High	Low	High	Low
First Quarter	$3.25	$2.12	$4.00	$2.50
Second Quarter	7.20	1.94	5.02	3.85
Third Quarter	8.56	5.11	5.48	3.67
Fourth Quarter	6.34	4.99	4.08	2.93

There were approximately 12,941 shareholders of record of the common stock as of December 31, 2025.

The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Dividend Policy

We have not declared any cash dividends on our common stock during our fiscal years ended on December 31, 2025 or 2024. Our Board has made no determination to date to declare cash dividends during the foreseeable future, and is not likely to do so. There are no restrictions on our ability to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchases of our common stock for the three months ended December 31, 2025 were as follows:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2025 – October 31, 2025	–	$–	–	$3,001,285
November 1, 2025 - November 30, 2025	–	–	–	3,001,285
December 1, 2025 - December 31, 2025	–	–	–	3,001,285
Total	–	$–	–	$3,001,285

(1) On March 21, 2023, our Board authorized a stock repurchase program to repurchase up to $5 million of our common stock, subject to certain conditions, in the open market, in privately negotiated transactions, or by other means in compliance with Rule 10b-18 under the Exchange Act. The program is expected to be completed within 36 months from the commencement date. As of December 31, 2025 the Company had repurchased 631,258 shares of common stock for $1,998,715 at a weighted average price of $3.17 per share under this repurchase program.

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

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. These Forward-Looking Statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “propose,” “may,” and other similar expressions identify Forward-Looking Statements. Specific forward-looking statements made herein include: our belief that we cannot predict how future regulations might affect us; our belief that complying with future regulation could be expensive or require us to change the way we operate our business; our belief that our in-house customer service center provides the highest customer service experience for our clients as training is performed on-site by Paysign staff; we may utilize independent contractors who make direct sales and are paid on a commission basis only; our belief that nearly every state would require us to obtain a money transmitter license to operate a money transfer business; our anticipation that we will not pay any cash dividends in the foreseeable future; our intention to retain any earnings to finance the operation and expansion of our business; our intention to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure; our expectation that the trading price for our common stock will be affected by any research or reports that securities analysts publish about us or our business; our belief that our editing processes are consistent with applicable reimbursement rules and industry practice; our belief that all independent contractor and employment agreement relationships are satisfactory; our belief that we have taken appropriate actions to remediate previously reported control deficiencies that we have identified and to strengthen our internal control over financial reporting; our belief that we have utilized proven systems designed for robust data security and integrity in electronic transactions; we may introduce products in the future that would be subject to money transfer and payment instrument licensing regulations; our belief that a data security breach at one of the banks that issue our cards or our third-party service providers could result in significant reputational harm to us and cause the use and acceptance of our cards to decline, either of which could have a significant adverse impact on our operating results and future growth prospects; our belief that our existing competitors have longer operating histories, are substantially larger than we are, may already have or could develop substantially greater financial and other resources than we have, may offer, develop or introduce a wider range of programs and services than we offer or may use more effective advertising and marketing strategies than we do to achieve broader brand recognition, customer awareness and retail penetration; our expectation that we may also face price competition that results in decreases in the purchase and use of our products and services; our expectation that we may have to increase the incentives that we offer to our marketing partners and decrease the prices of our products and services, which could adversely affect our operating results; we may receive a stockholder proposal relating to a variety of ESG issues to public companies in the future; we may be subject to, or contractually required to comply with, state and federal laws that govern various aspects of the submission of healthcare claims for reimbursement and the receipt of payments for healthcare items or services; we may use and disclose individually identifiable health information to perform our services and for other limited purposes, such as creating de-identified information; we may not be able to detect unauthorized use of our intellectual property or proprietary information, or to take enforcement action; we may retain additional employees and consultants during the next twelve months, including additional patient affordability, information technology, product and project management, fraud, and customer care personnel to support our growing businesses; we may be unable to grow our business in future periods, and if our revenue growth slows, or our revenues decline further, our business and financial conditions could be adversely affected; our anticipation that we will experience an inevitable decline in growth rates as our operating revenues increase to higher levels and we may also experience a decline in margins; our anticipation that if our operating revenue growth rates slow materially or decline, our business, operating results and financial condition could be adversely affected; we may have deficiencies or weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, decrease investor confidence in our Company, and reduce the value of our common stock; we may face price competition that results in decreases in the purchase and use of our products and services; our belief that to stay competitive , we may have to increase the incentives that we offer to our marketing partners and decrease the prices of our products and services, which could adversely affect our operating results; we may be unable to maintain adequate banking relationships or renew our agreements with the banks that currently issue our cards under terms at least as favorable to us as those existing before renewal; we may not be able to successfully manage our intellectual property or may be subject to infringement claims; we may need to litigate to enforce or protect our intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive, may divert resources, and may not be successful; we may be subject to costly litigation in the event our products and technology infringe upon another party’s proprietary rights; we may be subject to claims by third parties for breach of copyright, trademark or license usage rights; we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations; our belief that the measures we have taken to provide reliable service to our clients and cardholders, including the implementation of disaster recovery plans and redundant computer systems, may not be successful, and we may experience other problems unrelated to system failures; we may also experience software defects, development delays and installation difficulties, any of which could harm our business and reputation and expose us to potential liability and increased operating expenses; we may raise capital in order to provide working capital for our expansion into other products and services using our payments platform; we may experience difficulty integrating newly-hired personnel, which could adversely affect our operations; we may not have sufficient personnel for our financial reporting responsibilities, which may result in the untimely close of our books and records and delays in the preparation of financial statements and related disclosures; our belief that future growth in the electronic commerce market will be driven by the cost, convenience, ease of use and quality of products and services offered to consumers and businesses; our belief that our properties are adequate and suitable for us to conduct business in the future; our belief that if we do not raise new capital, we will still be able to support our existing business and expand into new vertical markets using internally generated funds; our plan for 2026 to continue to invest additional funds in technology improvements, sales and marketing, cybersecurity, fraud, customer service, and regulatory compliance; our belief that gross dollar volume loaded on cards and conversion rates on gross dollar volume loaded on cards are the primary indicators of our quarterly and annual revenues our belief that our available cash on hand, excluding restricted cash, along with our forecast for revenues and cash flows for the remainder of 2026 and through 2028, will be sufficient to sustain our operations for the next twenty-four months; our belief that we do not anticipate any losses with respect to accounts with balances exceeding federally insured limits; our expectation that the repurchase program will be completed within 36 months from the commencement date; our expectation that we will be entitled to a breakage amount in certain card programs where we hold the cardholder funds; our belief that our platform can be seamlessly integrated with our clients’ systems; we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business; if a financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit; our belief that our distinctive positioning allows us to provide end-to end technologies that securely manage transaction processing, cardholder enrollment, value loading, account management, data and analytics and customer service; our belief that our architecture is known for its cross-platform compatibility, flexibility, and scalability – allowing our clients and partners to leverage these advantages for cost savings and revenue opportunities; and our expectation that IRC Sections 382 and 383 will not significantly impact the utilization of its net operating losses and other tax carryforwards. In the normal course of our business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain, or may contain, forward-looking statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. In addition, any statements that refer to expectations, projections, estimates, forecasts, or other characterizations of future events or circumstances are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the Forward-Looking Statements. Such important factors (“Important Factors”) and other factors are disclosed in this report, including those factors discussed in “Part I - Item 1A. Risk Factors” and in other reports filed with the Securities and Exchange Commission (the “SEC”) from time to time. All prior and subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward-Looking Statement made by or on behalf of us. You are cautioned not to place undue reliance on these Forward-Looking Statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these Forward-Looking Statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the SEC.

Overview

Paysign, Inc. (the “Company,” “Paysign,” “we” or “our”), headquartered in Nevada, was incorporated on August 24, 1995, and trades under the symbol PAYS on The Nasdaq Stock Market LLC. We are a vertically integrated provider of prepaid card products and processing services for corporate, consumer and government entities. Our payment solutions are utilized by our corporate customers as a means to increase customer loyalty, increase patient adherence rates, reduce administration costs and streamline operations. Public sector organizations can utilize our payment solutions to disburse public benefits or for internal payments. We market our prepaid card solutions under our Paysign® brand. As we are a payment processor and prepaid card program manager, we derive our revenue from all stages of the prepaid card lifecycle.

In addition to our payment solutions, we also offer life science technology solutions targeting blood and plasma collection organizations. These software solutions are marketed under the Apherion™ brand, and we derive our revenue from licensing, hosting and consulting fees.

We operate on a powerful, high-availability payment solutions platform with cutting-edge fintech capabilities that can be seamlessly integrated with our clients’ systems. This distinctive positioning allows us to provide end-to-end technologies that securely manage transaction processing, cardholder enrollment, value loading, account management, data and analytics and customer service. Our architecture is known for its cross-platform compatibility, flexibility, and scalability – allowing our clients and partners to leverage these advantages for cost savings and revenue opportunities.

Our suite of product offerings includes solutions for corporate rewards, prepaid gift cards, general purpose reloadable debit cards, employee incentives, consumer rebates, donor compensation, clinical trials, healthcare reimbursement payments and pharmaceutical payment assistance, demand deposit accounts accessible with a debit card and software solutions targeting blood and plasma collection organizations. Our cards are sponsored by our issuing bank partners.

Our revenues include fees generated from cardholder fees, interchange, card program management fees, transaction claims processing fees, breakage, and settlement income. Revenue from cardholder fees, interchange, card program management fees and transaction claims processing fees is recorded when the performance obligation is fulfilled. Breakage is recorded ratably over the estimated card life based on historical redemption patterns, market-specific trends, escheatment rules, and existing economic conditions and relates solely to our open-loop gift card business which began at the end of 2022. Settlement income is recorded at the expiration of the card or card program and relates primarily to our corporate incentive programs.

The industry generally has two categories for our prepaid debit cards: (1) corporate and consumer reloadable cards and (2) non-reloadable cards.

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

Both reloadable and non-reloadable cards may be open-loop, closed-loop or restricted-loop. Open-loop cards can be used to receive cash at ATM locations by PIN; or purchase goods or services by PIN or signature at retail locations virtually anywhere that the network brand (American Express, Discover, Mastercard, Visa, etc.) is accepted. Closed-loop cards can only be used at a specific merchant. Restricted-loop cards can be used at several merchants, or a defined group of merchants, such as all merchants at a specific shopping mall.

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

We manage all aspects of the prepaid card lifecycle, from managing the card design and approval processes with partners and networks, to production, packaging, distribution and personalization. We also oversee inventory and security controls, renewals, lost and stolen card management and replacement. We employ a 24/7/365 fully staffed, in-house customer service department which utilizes bilingual customer service representatives, Interactive Voice Response, and two-way short message service messaging and text alerts.

Currently, we are focusing our marketing efforts on corporate incentive and expense prepaid card products in various market verticals including but not limited to general corporate expense, healthcare related markets including patient affordability solutions, clinical trials and donor compensation, loyalty rewards and incentive cards.

As part of our continuing platform expansion process, we evaluate current and emerging technologies for applicability to our existing and future software platform. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Our principal target markets for processing services include prepaid card issuers, retail and private-label issuers, small third-party processors and small and mid-size financial institutions in the United States and Mexico.

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

In 2026, we plan to continue to invest additional funds in technology improvements, sales and marketing, cybersecurity, fraud, customer service and regulatory compliance. From time to time, we evaluate raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to support our existing business and expand into new vertical markets using internally generated funds.

2025 Year Milestones

•	Grew to approximately 8.4 million cardholders and approximately 670 card programs as of December 31, 2025.
•	Year over year revenue increased 40.5%.
•	Gamma Innovation LLC acquisition.
•	Added 115 net plasma programs, launched 55 net new pharma programs, and added 3 net new other prepaid programs.

Results of Operations

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024

The following table summarizes our consolidated financial results for year ended December 31, 2025 in comparison to year ended December 31, 2024:

	Year ended December 31,		Variance
	2025	2024	$	%
Revenues
Plasma industry	$45,615,640	$43,879,508	$1,736,132	4.0%
Pharma industry	33,888,631	12,652,412	21,236,219	167.8%
Other	2,523,905	1,852,632	671,273	36.2%
Total revenues	82,028,176	58,384,552	23,643,624	40.5%
Cost of revenues	33,311,223	26,187,218	7,124,005	27.2%
Gross profit	48,716,953	32,197,334	16,519,619	51.3%
Gross margin %	59.4%	55.1%

Operating expenses
Selling, general and administrative	33,035,317	25,180,840	7,854,477	31.2%
Depreciation and amortization	8,318,797	5,994,986	2,323,811	38.8%
Total operating expenses	41,354,114	31,175,826	10,178,288	32.6%
Income from operations	$7,362,839	$1,021,508	$6,341,331	620.8%

Other income	$2,670,415	$3,116,689	$(446,274)	(14.3%)

Income tax provision	$2,481,641	$322,290	$2,159,351	670.0%

Net income	$7,551,613	$3,815,907	$3,735,706	97.9%
Net margin %	9.2%	6.5%

The increase in total revenues of $23,643,624 for the year ended December 31, 2025 compared to the same period in the prior year consisted primarily of a $1,736,132 increase in plasma revenue, a $21,236,219 increase in pharma revenue, and a $671,273 increase in other revenue. The increase in plasma revenue was primarily due to 115 net plasma centers added during the past 12 months offset by a decline in plasma donations and dollars loaded to cards as plasma inventory levels were elevated throughout much of 2025, which has reduced our average monthly revenue per center as compared to the same period in the prior year. The increase in pharma revenue was primarily due to the financial benefit of 55 net pharma patient affordability programs launched during the past 12 months, and a corresponding increase in monthly management fees, setup fees, claim processing fees and other billable services such as dynamic business rules and call center support. For the year ended December 31, 2025 the number of claims processed increased 79% compared to the same period in the prior year. The increase in other revenue was primarily due to the growth and usage in the number of cardholders of our payroll, retail and corporate incentive programs.

Cost of revenues for the year ended December 31, 2025 increased $7,124,005 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, call center support, application integration setup and sales and commission expense. The increase in cost of revenues consisted primarily of (i) increased call center support expense of approximately $2,089,000 associated primarily with the growth in our plasma and pharma patient affordability businesses, a new customer service contact center, wage inflation pressures, a tight labor market and increased benefit costs; (ii) increased sales and commission expense of approximately $852,000 related to the increase in overall revenue for programs in which we pay commission expenses; (iii) increased network and network related fees of approximately $2,845,000 associated to the addition of 115 net plasma centers; (iv) increased third-party variable costs of approximately $1,063,000 associated with our pharma patient affordability programs; and (v) increased plastics, collateral and postage of approximately $320,000. These increases were offset by a decrease in other costs of approximately $45,000.

Gross profit for the year ended December 31, 2025 increased $16,519,619 compared to the same period in the prior year resulting primarily from the launch of an additional 55 net pharma patient affordability programs during the prior 12 months, and a corresponding increase in setup fees, monthly management fees, claim processing fees and other billable fees. Gross profit also benefited from the addition of 115 net plasma centers during the past 12 months, and corresponding revenue and beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. The increase in gross profit was offset by increased costs from network fees, third-party service providers, sales commission expense and customer service costs mentioned above, primarily driven by the overall growth in our business. The increase in gross margin resulted primarily from a greater contribution of total revenue from our pharma patient affordability business which has higher gross profit margins than our other businesses.

Selling, general and administrative expenses for the year ended December 31, 2025 increased $7,854,477 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $3,766,000 due to continued hiring to support our growth, a tight labor market, and increased benefit costs; (ii) stock-based compensation of approximately $1,657,000 related to the issuance of restricted stock units for new hires and employee retention; (iii) technologies and telecom expense of approximately $833,000 primarily related to ongoing platform security investments; (iv) general expenses of approximately $241,000 primarily related to conferences, deliveries, and employee education; (v) acquisition costs of approximately $121,000 associated with the Gamma Innovation LLC (“Gamma”) acquisition that closed on March 19, 2025 (see “Note 3- ACQUISITION” in the notes to the accompanying consolidated financial statements) ; (vi) travel and entertainment of approximately $272,000; and (vii) a decrease in capitalized platform development costs of approximately $1,056,000. The rise in costs was offset by a reduction in other operating expenses of approximately $92,000.

Depreciation and amortization expense for the year ended December 31, 2025 increased $2,323,811 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to continued capitalization of new software development costs, equipment purchases related to continued enhancements to our processing platform and employment growth and the amortization of intangible assets from our Gamma acquisition.

For the year ended December 31, 2025, we recorded income from operations of $7,362,839 representing an improvement of $6,341,311 compared to income from operations of $1,021,508 during the same period in the prior year related to the aforementioned factors.

Other income for the year ended December 31, 2025 decreased $446,274 primarily related to the implied interest expense related to future cash payments for the Gamma acquisition of $395,130 and slightly lower interest rates.

At December 31, 2025, our income tax expense totaled $2,481,641, representing an effective tax rate of 24.7%. This rate was primarily driven by higher book earnings and adjustments to our provision estimate related to Section 174 changes under the One Big Beautiful Bill Act, offset by tax benefits associated with stock-based compensation and tax credits. At December 31, 2024, our income tax provision was $322,290, which equates to an effective tax rate of 7.8% primarily as a result of federal taxes offset by net operating loss true-up on our state taxes, tax benefits related to our stock-based compensation and changes to our tax credits.

The net income for the year ended December 31, 2025 was $7,551,613, an improvement of $3,735,706 compared to the net income of $3,815,907 for the year ended December 31, 2024. The overall change in net income relates to the aforementioned factors.

Key Metrics, Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards: Represents the total dollar volume of funds loaded to all of our prepaid card programs. Our gross dollar volume loaded on cards was $1,935 million and $1,783 million for the years ended December 31, 2025 and 2024, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards: Represents revenues, gross profit or net income conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income, respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income. Our total revenue conversion rates for the years ended December 31, 2025 and 2024 were 4.24% or 424 basis points (“bps”), and 3.27% or 327 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the years ended December 31, 2025 and 2024 were 2.52% or 252 bps, and 1.81% or 181 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the years ended December 31, 2025 and 2024 were 0.39% or 39 bps, and 0.21% or 21 bps, respectively, of gross dollar volume loaded on cards.

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

	Year ended December 31,
	2025	2024
Reconciliation of adjusted EBITDA to net income:
Net income	$7,551,613	$3,815,907
Income tax provision	2,481,641	322,290
Interest income, net	(2,670,415)	(3,116,689)
Depreciation and amortization	8,318,797	5,994,986
EBITDA	15,681,636	7,016,494
Stock-based compensation	4,262,058	2,604,589
Adjusted EBITDA	$19,943,694	$9,621,083

“EBITDA margin” is defined as earnings before interest, income taxes, depreciation and amortization expense as a percentage of the Company’s revenue and “Adjusted EBITDA margin” reflects the adjustment to EBITDA margin to exclude stock-based compensation expense as a percentage of revenue. A reconciliation of net income margin to Adjusted EBITDA margin is provided in the table below.

	Year ended December 31, (As a percentage of revenue)
	2025	2024
Reconciliation of adjusted EBITDA margin to net income margin:
Net income margin	9.2%	6.5%
Income tax provision	3.0%	0.6%
Interest income, net	(3.3%)	(5.3%)
Depreciation and amortization	10.1%	10.3%
EBITDA margin	19.1%	12.0%
Stock-based compensation	5.2%	4.5%
Adjusted EBITDA margin	24.3%	16.5%

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for our last two fiscal years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Net cash provided by operating activities	$52,450,867	$22,947,120
Net cash used in investing activities	(10,094,210)	(9,488,702)
Net cash provided by (used in) financing activities	284,868	(466,245)
Net increase in cash and restricted cash	$42,641,525	$12,992,173

Comparison of Fiscal 2025 and 2024

During the years ended December 31, 2025 and 2024, we financed our operations through internally generated funds.

Operating activities provided $52,450,867 of cash as of December 31, 2025, an increase of $29,503,747 compared to same period in the prior year. This change in cash flow compared to the change in cash flow in the prior period is primarily due to net increase in operating assets and liabilities. The changes in accounts receivable, accounts payable and customer card funding, a net increase of $18,475,867, are primarily related to the growth in our pharma patient affordability business and timing of pass-through payments as we are invoiced by third-party service providers at the end of the period and are due monies from our pharma patient affordability customers to cover these third-party payables. The increase in cash flows from operating activities was also attributed to an increase in net income, reduced prepaid expenses, collection of tax credits and non-cash adjustments for depreciation and amortization, deferred income tax, and stock-based compensation.

We used net cash in investing activities during the year ended December 31, 2025 and 2024 of $10,094,210 and $9,488,702, respectively. For the year ended December 31, 2025, $8,094,210 of cash was used for investing activities primarily attributable to an increase in software licenses, fixed assets, and capitalization of internally developed software as we continue to invest in our technology platform. The remaining amount of $2,000,000 was used for the Gamma acquisition. For the year ended December 31, 2024, $9,488,702 of cash was used for investing activities primarily attributable to an increase in software licenses, fixed assets and capitalization of internally developed software as we continue to invest in our technology platform.

Cash provided by financing activities of $284,868 for the year ended December 31, 2025 was primarily attributed to proceeds from the exercise of options of $660,654, partially offset by the repurchase of 100,000 shares of the Company’s common stock at a weighted average price of $3.76 per share. Finance activities during the year ended December 31, 2024 used $466,245 in cash, attributable to the repurchase of 136,700 shares of the Company’s common stock at a weighted average price of $3.62 per share offset by proceeds of $28,800 for the exercise of stock options.

Our significant contractual cash requirements also include ongoing payments for lease liabilities. For additional information regarding our cash commitments and contractual obligations, see “Note 6 – LEASE” in the notes to the accompanying consolidated financial statements.

Liquidity and Sources of Financing

Unrestricted cash was $21,067,651 as of December 31, 2025, an increase of $10,300,669 compared to the same period in the prior year. The increase resulted primarily from the improvement in our operating results. We believe that our available cash on hand, excluding restricted cash, at December 31, 2025 of $21,067,651, along with our forecast for revenues and cash flows for the remainder of 2026 and through 2028, will be sufficient to sustain our operations for the next twenty-four months. In light of the recent bank failures, we continue to monitor the health and soundness of our bank relationships through publicly available information. Based on recent SEC filings, we have not discovered any issues that would cause us to alter our bank relationships.

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

Intangible assets with an indefinite-life are not amortized. Intangible assets with a finite life are amortized on a straight-line basis over their estimated useful lives, which are generally 3 to 10 years.

Goodwill – Our methodology for allocating the purchase price relating to acquisitions is determined through established valuation techniques. Goodwill represents a residual value as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquired company over the fair value of net assets acquired, including contingent consideration. We perform goodwill impairment tests on an annual basis in the fourth fiscal quarter, and, in certain circumstances between annual tests. The assessment of fair value for goodwill and purchased intangible assets is based on factors that market participants would use in an orderly transaction in accordance with the new accounting guidance for the fair value measurement of non-financial assets.

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

The Company generates revenues from plasma card programs through fees generated from cardholders and interchange fees. Revenues from pharma card programs are generated through card program management fees, transaction claim processing fees, interchange fees, customer service fees, other billable service fees and settlement income. Other revenues are generated through cardholder fees, interchange fees, program management fees, load fees and breakage.

Plasma and pharma program revenues include both fixed and variable components. Cardholder fees represent an obligation to the cardholder based on a per transaction basis and are recognized at a point in time when the performance obligation is fulfilled. Card program management fees and transaction claims processing fees represent obligations to our program sponsors. These fees are generally recognized as revenue when earned on a monthly basis and are typically payable according to the terms outlined in the contract. The Company uses the output method to recognize card program management fee revenue at the amount of consideration to which an entity has a right to invoice. The performance obligation is satisfied when the services are transferred to the customer which the Company determined to be monthly, as the customer simultaneously receives and consumes the benefit from the Company’s performance. Interchange fees are earned when customer-issued cards are processed through card payment networks as the nature of our promise to the customer is that we stand ready to process transactions at the customer’s requests on a daily basis over the contract term. Since the timing and quantity of transactions to be processed by us are not determinable, we view interchange fees to comprise an obligation to stand ready to process as many transactions as the customer requests. Accordingly, the promise to stand ready is accounted for as a single series performance obligation. The Company uses the right to invoice practical expedient and recognizes interchange fee revenue concurrent with the processing of card transactions. Interchange fees are settled in accordance with the card payment network terms and conditions, which is typically within a few days.

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

Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, customer service, program management, application integration setup, fraud charges and sales and commission expense.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2025 and 2024, we did not file any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Disclosure Controls and Procedures

We have evaluated, under the supervision of our chief executive officer and chief financial officer and with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

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

As of December 31, 2025, we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer), our chief information officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This annual report is not required and does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year end December 31, 2025.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of the report:

(1) All financial statements: Audited financial statements of Paysign, Inc. as of December 31, 2025 and 2024, and for the years ended December 31, 2025 and 2024, including balance sheets, statements of income, statements of cash flows, and statements of changes in stockholders’ equity required to be filed hereunder are listed in Exhibit A.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation dated April 23, 2019 (1)
3.2	Amended and Restated Bylaws (2)
4.2	Description of Paysign, Inc.’s Securities (3)
10.1	Share Exchange Agreement between 3PEA International, Inc. and WOW Technologies, Inc. (4)
10.2	Form of Restricted Stock Award (5)
10.3	2018 Incentive Compensation Plan (6)
10.4	Form of Incentive Stock Option Agreement (7)
10.5	Form of Non-Qualified Stock Option Agreement (8)
10.6	Form of Restricted Stock Agreement (9)
10.7	Non-Qualified Stock Option Agreement for Dan Henry (10)
10.8	Form of Restricted Stock Award under 2018 Incentive Compensation Plan (11)
10.9	Form of Restricted Stock Award (12)
10.10	Stock Repurchase Agreement, dated March 23, 2023, by and between Paysign, Inc. and Daniel H. Spence (13)
10.11	Paysign, Inc. 2023 Equity Incentive Plan (14)
14	Code of Ethics (15)
16.1	Letter from Moss Adams LLP to the Securities and Exchange Commission dated June 5, 2025 (16)
19.1	Paysign, Inc. Insider Trading Policies and Procedures (17)
21	Subsidiaries of Registrant (18)

23.1*	Consent of Baker Tilly US, LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications
32.2*	Section 1350 Certifications
97.1	Paysign, Inc. Policy Relating to Recovery of Erroneously Awarded Compensation (19)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File
* Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 9, 2019 (File Number 001-38623).
(2)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 15, 2024 (File Number 000-38623).
(3)	Incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K filed on April 3, 2020 (File Number 001-38623).
(4)	Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed on September 16, 2010 (File Number 000-54123).
(5)	Incorporated by reference to Exhibit 4.1 to our Form S-8 filed on March 29, 2019 (File Number 333-230634).
(6)	Incorporated by reference to Exhibit 4.1 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(7)	Incorporated by reference to Exhibit 4.2 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(8)	Incorporated by reference to Exhibit 4.3 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(9)	Incorporated by reference to Exhibit 4.4 to our Form S-8 filed on March 29, 2019 (File Number 333-230632).
(10)	Incorporated by reference to Exhibit 4.3 to our Form S-8 filed on August 22, 2019 (File Number 333-233400).
(11)	Incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on August 7, 2019 (File Number 333-230632).
(12)	Incorporated by reference to Exhibit 4.2 to our Form 10-Q filed on August 7, 2019 (File Number 001-38623).
(13)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 28, 2023 (File Number 001-38623).
(14)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2023 (File Number 001-38623).
(15)	Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed on April 3, 2020 (File Number 001-38623).
(16)	Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on June 6, 2025 (File Number 001-38623).
(17)	Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K filed on March 26, 2025 (File Number 001-38623).
(18)	Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K filed on March 26, 2021 (File Number 001-38623).
(19)	Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K filed on March 26, 2025 (File Number 001-38623).

(c)	Other Financial Statement Schedules: None.

ITEM 16. Form 10-k summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYSIGN, INC.

By:
Dated: March 25, 2026	/s/ Mark Newcomer
Mark Newcomer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 25, 2026	/s/ Mark Newcomer
Mark Newcomer, President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: March 25, 2026	/s/ Jeff Baker
Jeff Baker, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: March 25, 2026	/s/ Joan Herman
Joan Herman, Executive Vice President and Director

Dated: March 25, 2026	/s/ Dan Henry
Dan Henry, Director and Chairman

Dated: March 25, 2026	/s/ Matthew Lanford
Matthew Lanford, Director

Dated: March 25, 2026	/s/ Bruce Mina
Bruce Mina, Director

Dated: March 25, 2026	/s/ Jeffrey B. Newman
Jeffrey B. Newman, Director

Dated: March 25, 2026	/s/ Dennis Triplett
Dennis Triplett, Director

EXHIBIT A

PAYSIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

WITH AUDIT REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Paysign, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paysign, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combination - Valuation of Acquired Technologies

Critical Audit Matter Description

As described in notes 2 and note 3 to the consolidated financial statements, the Company completed the acquisition of Gamma Innovation LLC on March 19, 2025. The acquisition was accounted for as a business combination that resulted in the identification and recognition of acquired technologies intangible assets. The Company used an income approach and cost replacement method to measure the estimated fair values of the acquired technologies intangible assets. The significant assumptions used in the income approach included assumed revenue growth rates, discount rate, economic lives, margins and contributory asset charges.

We identified the valuation of the acquired technologies intangible assets as a critical audit matter. The principal considerations for our determination of the valuation of the acquired technologies intangible assets as a critical audit matter is the especially challenging, complex and subjective auditor judgement required when performing audit procedures and evaluating the results of those procedures.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the critical audit matter included the following, among others:

•	We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the appropriateness of the selected valuation methodology for the identifiable intangible assets and evaluating the reasonableness of the significant assumptions used, including assumed revenue growth rates, discount rate, economic lives, and margins and contributory asset charges.

•	We evaluated whether significant assumptions used by management, including assumed revenue growth rates, discount rate, economic lives, and margins and contributory asset charges, were reasonable by considering past performance of similar assets, peer market data, current market forecasts, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

•	Performed independent tests of the valuation models to verify mathematical accuracy and internal consistency and conducted sensitivity analyses to determine the effect of changes in key assumptions on the estimated fair values of the identifiable intangible assets.

•	Tested the accuracy and completeness of underlying data used in the valuation models.

•	Corroborated management’s assumptions and valuation conclusions with external market evidence where available.

/s/ Baker Tilly US, LLP

Dallas, Texas

March 25, 2026

We have served as the Company’s auditor since 2022.

PAYSIGN, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$21,067,651	$10,766,982
Restricted cash	143,917,060	111,576,204
Accounts receivable, net	72,191,994	32,639,242
Other receivables	926,529	1,606,276
Prepaid expenses and other current assets	1,953,717	2,247,929
Total current assets	240,056,951	158,836,633

Fixed assets, net	1,897,892	1,157,975
Intangible assets, net	22,346,213	12,239,717
Goodwill	4,487,637	–
Operating lease right-of-use asset	5,729,541	2,792,922
Deferred tax asset, net	1,734,969	4,000,950

Total assets	$276,253,203	$179,028,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$70,542,803	$34,330,217
Operating lease liability, current portion	751,503	448,008
Other liabilities, current portion	1,863,116	–
Customer card funding	143,191,068	111,328,270
Total current liabilities	216,348,490	146,106,495

Operating lease liability, long-term portion	5,273,891	2,480,070
Other liabilities, long-term portion	6,140,651	–

Total liabilities	227,763,032	148,586,565
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 56,021,596 and 54,358,382 issued at December 31, 2025 and 2024, respectively	56,022	54,358
Additional paid-in capital	35,503,253	24,632,205
Treasury stock at cost, 934,708 shares and 834,708 shares, respectively	(2,148,715)	(1,772,929)
Retained earnings	15,079,611	7,527,998
Total stockholders’ equity	48,490,171	30,441,632

Total liabilities and stockholders’ equity	$276,253,203	$179,028,197

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Year ended December 31,
	2025	2024
Revenues
Plasma industry	$45,615,640	$43,879,508
Pharma industry	33,888,631	12,652,412
Other	2,523,905	1,852,632
Total revenues	82,028,176	58,384,552

Cost of revenues	33,311,223	26,187,218

Gross profit	48,716,953	32,197,334

Operating expenses
Selling, general and administrative	33,035,317	25,180,840
Depreciation and amortization	8,318,797	5,994,986
Total operating expenses	41,354,114	31,175,826

Income from operations	7,362,839	1,021,508

Other income
Interest income, net	2,670,415	3,116,689

Income before income tax provision	10,033,254	4,138,197
Income tax provision	2,481,641	322,290

Net income	$7,551,613	$3,815,907

Income per share
Basic	$0.14	$0.07
Diluted	$0.13	$0.07

Weighted average common shares
Basic	54,426,584	53,207,555
Diluted	59,648,531	55,588,459

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2023	53,452,382	$53,452	$21,999,722	(698,008)	$(1,277,884)	$3,712,091	$24,487,381

Stock issued upon vesting of restricted stock	894,000	894	(894)	–	–	–	–
Exercise of stock options	12,000	12	28,788	–	–	–	28,800
Stock-based compensation	–	–	2,604,589	–	–	–	2,604,589
Repurchase of common stock	–	–	–	(136,700)	(495,045)	–	(495,045)
Net income	–	–	–	–	–	3,815,907	3,815,907

Balance, December 31, 2024	54,358,382	54,358	24,632,205	(834,708)	(1,772,929)	7,527,998	30,441,632

Stock issued upon vesting of restricted stock	1,457,000	1,457	(1457)	–	–	–	–
Exercise of stock options	206,214	207	660,447	–	–	–	660,654
Stock-based compensation	–	–	4,262,058	–	–	–	4,262,058
Repurchase of common stock	–	–	–	(100,000)	(375,786)	–	(375,786)
Issuance of stock in business combination	–	–	5,950,000	–	–	–	5,950,000
Net income	–	–	–	–	–	7,551,613	7,551,613

Balance, December 31, 2025	56,021,596	$56,022	$35,503,253	(934,708)	$(2,148,715)	$15,079,611	$48,490,171

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$7,551,613	$3,815,907
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	4,262,058	2,604,589
Depreciation and amortization	8,318,797	5,994,986
Noncash lease expense	591,786	422,103
Deferred income taxes, net	2,265,981	298,780

Changes in operating assets and liabilities:
Accounts receivable	(39,552,752)	(16,416,901)
Other receivables	679,747	(20,293)
Prepaid expenses and other current assets	294,212	(227,148)
Accounts payable and accrued liabilities	36,607,716	7,812,650
Operating lease liability	(431,089)	(383,699)
Customer card funding	31,862,798	19,046,146
Net cash provided by operating activities	52,450,867	22,947,120

Cash flows from investing activities:
Purchase of fixed assets	(1,209,048)	(434,901)
Capitalization of internally developed software	(6,801,761)	(8,926,201)
Purchase of intangible assets	(83,401)	(127,600)
Net assets acquired in business combination	(2,000,000)	–
Net cash used in investing activities	(10,094,210)	(9,488,702)

Cash flows from financing activities:
Proceeds from exercise of stock options	660,654	28,800
Repurchase of common stock	(375,786)	(495,045)
Net cash provided by (used in) financing activities	284,868	(466,245)

Net change in cash and restricted cash	42,641,525	12,992,173
Cash and restricted cash, beginning of period	122,343,186	109,351,013

Cash and restricted cash, end of period	$164,984,711	$122,343,186

Cash and restricted cash reconciliation:
Cash	$21,067,651	$10,766,982
Restricted cash	143,917,060	111,576,204
Total cash and restricted cash	$164,984,711	$122,343,186
Supplemental cash flow information:

Non-cash assets acquired in business combination	$13,558,637	$–
Non-cash liabilities incurred in business combination	$(7,608,637)	$–
Common stock issued in business combination	$(5,950,000)	$–
Right-of-use assets obtained in exchange for new operating lease liabilities, net	$3,528,404	$–
Cash paid for taxes	$414,186	$136,631

See accompanying notes to consolidated financial statements.

PAYSIGN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND HISTORY

About Paysign, Inc.

Paysign, Inc. (the “Company,” “Paysign,” “we” or “our”) was incorporated on August 24, 1995, and trades under the symbol PAYS on The Nasdaq Stock Market LLC. Paysign is a provider of prepaid card programs, comprehensive patient affordability offerings, life science software technology solutions, digital banking services and integrated payment processing designed for businesses, consumers and government entities. Headquartered in Nevada, the Company creates customized, innovative payment solutions for clients across all industries, including pharmaceutical, healthcare, hospitality and retail.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at December 31, 2025 and 2024.

Restricted Cash – At December 31, 2025 and 2024, restricted cash consisted of funds held specifically for our card product and pharma patient affordability programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our consolidated statements of cash flows.

Reimbursement Receivables – At December 31, 2025 and 2024, accounts receivable included $62,366,232 and $27,566,694, respectively, of customer reimbursement balances of pass-through claims, which are fully offset in accounts payable and accrued liabilities. Accounts receivable also include accruals and trade receivables for program management and processing fees that have terms pursuant to their related contracts.

The Company applied current accounting guidance to evaluate whether its accounts receivable balances were subject to credit losses. A combination of aging and loss-rate methodologies was used to estimate current expected credit losses. In developing this estimate, the Company considered a broad range of information, including historical loss experience adjusted for current conditions and expectations of future trends. The evaluation also incorporated qualitative and quantitative risk factors such as the age of receivable balances, expected timing of payment, contract terms and conditions, geographic risk and relevant industry or economic trends. Based on this assessment, the Company concluded that any potential credit loss estimate and related allowance would be immaterial and, therefore, no allowance was recorded.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalents and restricted cash in various bank accounts primarily with one financial institution in the United States, which at times may exceed federally insured limits. If this financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has not experienced, nor does it anticipate any losses with respect to such accounts. At December 31, 2025 and 2024, the Company had approximately $1,427,627 and $686,177, respectively, in excess of federally insured bank account limits. In February of 2024, the Company initiated a program with one of our financial institutions called deposit swapping, where the financial institution utilizes a third-party who is participating in reciprocal deposit networks. This program is an alternative way for our financial institution to offer us full Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits over $250,000. Under this program, deposit networks divide uninsured deposits into smaller units and distribute these monies among participating banks in the network, where the monies are fully FDIC insured.

As of December 31, 2025, the Company also had a concentration of accounts receivable risk, as one pharma patient affordability customer individually represented 31% of our accounts receivable balance. Two pharma patient affordability program customers each individually represented 17% and 15% of our accounts receivable balance on December 31, 2024. These accounts receivable balances relate to pass-through claim reimbursements that have been paid on behalf of the pharma program customers.

Business Combinations – The Company accounts for business combinations using the acquisition method. As of the acquisition date, the acquirer recognizes, separately from goodwill, the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. Goodwill is initially measured at cost, being the excess of the cost of acquisition over the fair value of the net identifiable assets acquired and liabilities assumed. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at acquisition date fair value and the amount of any non-controlling interest in the acquiree. If the cost of acquisition is lower than the fair value of the net identifiable assets, the difference is recognized in profit. Acquisition costs are expensed as incurred.

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

Goodwill – Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill represents a residual value as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquired company over the fair value of net assets acquired, including contingent consideration. We perform goodwill impairment tests on an annual basis, evaluated at a single reporting unit in the fourth fiscal quarter and between annual tests in certain circumstances. The assessment of fair value for goodwill and purchased intangible assets is based on factors that market participants would use in an orderly transaction in accordance with the new accounting guidance for the fair value measurement of non-financial assets.

The goodwill recorded in the consolidated balance sheets as of December 31, 2025 and December 31, 2024 was $4,487,637 and $0, respectively. For year ended December 31, 2025, the increase in goodwill was due to our acquisition of Gamma Innovation LLC on March 19, 2025 (see “Note 3- ACQUISITION” in the notes to the accompanying consolidated financial statements). The estimates used to calculate the fair value of our business from year to year are based on operating results, market conditions, changes in industry and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. For the year ended December 31, 2025, management evaluated qualitative factors and concluded that it is more likely than not that goodwill was not impaired.

Internally Developed Software Costs – Computer software development costs are generally expensed as incurred. However, costs related to software developed for internal use, for resale, or for website development may be capitalized when they meet the criteria outlined below. These costs include compensation and related expenses, hardware and software costs and expenditures incurred in developing features and functionality.

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

Costs incurred to develop software products for sale, lease or other marketing are expensed as incurred until technological feasibility is established. Once technological feasibility has been established, qualifying development costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized using the straight-line method over a 10-year estimated useful life.

Contract Assets – Incremental costs to obtain or fulfill a contract with a customer are capitalized. The Company determines the costs that are incremental by confirming the costs (i) are directly related to a customer’s contract, (ii) generate or enhance resources to fulfill contract performance obligations in the future and (iii) are recoverable. Amortization is on a straight-line basis generally over three to five years, beginning when goods and services are transferred to the customer or group of customers.

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

Customer Card Funding – As of December 31, 2025 and 2024, customer card funding represents funds loaded or available to be loaded on cards for the Company’s card product programs, as well as the prefunding of reimbursement claims for patient affordability programs.

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

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We currently do not have any assets or liabilities in this category.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the overall fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments for which the determination of fair value requires significant management judgment or estimation. The fair value for such assets and liabilities is generally determined using pricing models, market comparables, discounted cash flow methodologies or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability. During the year ended December 31, 2025, there were no changes in the fair value of assets and liabilities within this category.

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

The Company generates revenues from plasma card programs through fees generated from cardholder fees and interchange fees. Revenues from pharma card programs are generated through card program management fees, transaction claims processing fees, interchange fees, and settlement income. Other revenues are generated through cardholder fees, interchange fees, program management fees, load fees and breakage. Life science software technology solutions, acquired through our Gamma Innovation LLC acquisition, has not generated revenue as of December 31, 2025.

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

The portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem are referred to as breakage. In certain card programs where we hold the cardholder funds and expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life; provided that a significant reversal of the amount of breakage revenue recognized is not probable, and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. For each program, we utilize a third party to estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions. The Company accounts for breakage in accordance with Accounting Standards Update (“ASU”) 2016-04, Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards for the recognition of such revenue. Breakage revenue is recorded in other revenue on the consolidated statements of operations and was $474,709 and $242,355 for the years ended December 31, 2025 and 2024, respectively.

The Company utilizes the remote method of revenue recognition for settlement income whereby the unspent card balances will be recognized as revenue at the expiration of the cards or the respective card program. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation to refund any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, generally it has no contract assets as it pertains to services rendered but not invoiced. Settlement income was $0 and $30 thousand for the years ended December 31, 2025 and 2024, respectively.

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

Advertising Costs – Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended December 31, 2025 and 2024, the Company expensed $553,667 and $484,566, respectively, included in selling, general and administrative expense.

Recently Issued Accounting Pronouncement – In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes – Improvements to Income Tax Disclosures”, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. We adopted ASU 2023-09 effective December 31, 2025 and applied it retrospectively to all periods presented in the financial statements. The adoption resulted in expanded disclosures of the components of the reconciliation between income tax expense and statutory expectations as well as expanded disclosures of income taxes paid. See "Note 13—Income Taxes" for further information. Because the ASU affects disclosures only, the adoption did not affect the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets.

Recently Issued Accounting Pronouncement Not Yet Adopted – In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the potential effects of ASU 2024-03 on our consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods and should be applied prospectively. The Company is currently evaluating the impact that this guidance will have on the Company's consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software," which simplifies the capitalization guidance by removing all references to software development project stages, so that the guidance is neutral to different software development methods. The amendments in this update are effective for annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either retrospectively, prospectively to software costs incurred after the adoption date or on a modified prospective basis. We are currently evaluating the potential effects of ASU 2025-06 on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. The amendments are intended to improve the clarity and navigability of interim reporting requirements within Topic 270 by clarifying when interim reporting guidance applies, enhancing the organization of required interim disclosures, and specifying the form and content of interim financial statements. The guidance responds to stakeholder feedback that existing interim reporting requirements were difficult to navigate because of the historical origins and accumulated amendments within Topic 270. ASU 2025-11 adds a disclosure principle requiring entities to disclose events that occur after the end of the most recent annual reporting period that have a material impact on the entity. The amendments also introduce a comprehensive list of required interim disclosures drawn from various Codification topics and clarify the presentation requirements for interim financial statements, including condensed financial statements and accompanying footnotes. Importantly, the ASU does not change the fundamental nature of interim reporting nor expand or reduce existing disclosure requirements; rather, it improves clarity and consistency across entities that issue interim financial statements in accordance with generally accepted accounting principles. ASU 2025-11 is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-11 and does not expect the adoption to have a material effect on its consolidated financial statements.

3.     ACQUISITION

On March 19, 2025, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Gamma Innovation LLC, a Pennsylvania limited liability company (“Gamma”), Beta Software and Technologies LLC, a Delaware limited liability company, and Michael Ngo, an individual, pursuant to which we acquired substantially all the assets of Gamma. Gamma is a software and services company focusing on the blood and plasma collection industry that developed innovative solutions targeting donor engagement, retention and management. The Gamma acquisition aligns with our technology and market presence by offering additional engagement, compensation and resource management solutions across our core markets. The new technologies acquired consist of the following solutions: (i) a donor engagement application designed to reduce plasma labor costs and donor fees while improving donor retention; (ii) a customer resource management platform designed to reduce unnecessary expenses and improve donor engagement, marketing effectiveness and retention; and (iii) a donor management solution designed to improve plasma donation center efficiency by reducing operational costs and optimizing donor compensation.

Total purchase consideration transferred or transferable was $15,558,637, which consisted of the following:

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

The Company’s contingent consideration liability is measured at fair value on a recurring basis and is classified within Level 3 of the fair value hierarchy. Changes in fair value of contingent consideration are recorded in the consolidated statements of operations. The fair value is estimated using the Monte Carlo simulation model based on projected revenues and expected payout scenarios. Significant unobservable inputs include forecasted revenues, probability of achieving performance targets, and a risk-free discount rate of 4%. There were no significant changes in the valuation techniques or inputs used in the measurement during the year ended December 31, 2025. Accordingly, the Company has not presented a reconciliation of the beginning and ending balances of the Level 3 fair value measurement. Fair value adjustments to the contingent consideration purchase price was $0 for the year ended December 31, 2025.

We have accounted for the Gamma acquisition as a business combination, which generally requires that we recognize the assets acquired and liabilities assumed at fair value as of the acquisition date. The final estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total final purchase consideration, were as follows:

Identifiable intangible assets	$11,071,000
Total identifiable net assets	11,071,000
Goodwill	4,487,637
Total assets acquired	$15,558,637

During the second quarter of 2025, a measurement period adjustment of $2,200,000 related to the Gamma acquisition decreased the amount of earn-out contingent consideration from $3,190,000 to $990,000, which decreased the amounts attributable to acquired technology and goodwill. The updated amounts are reflected in the above preliminary purchase consideration and value of goodwill and identifiable intangible assets.

Goodwill arising from the acquisition was attributable to expected growth opportunities of the acquired technology, potential synergies from combining the acquired business into our existing business, and an assembled workforce. We expect that approximately $4,487,637 of the goodwill from this acquisition will be deductible for income tax purposes.

The estimated fair value includes $10,568,000 million of acquired technologies intangible assets, all of which have finite lives. The fair value of the identifiable intangible assets has been estimated using the income approach by using the multi-period excess earnings method. Under this method, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return. Such assumptions included forecasted revenues, cost of sales and operating expenses, technology obsolescence, and weighted average cost of capital. The Company also utilized the cost replacement approach for certain immaterial intangible assets included within the acquired technology stack. The determination of the useful lives for acquired technologies is based upon various industry studies, historical acquisition experience, and economic factors. The following table reflects the final estimated acquisition date fair values of the identified intangible assets of Gamma and their respective weighted-average estimated amortization periods:

	Estimated Fair Value	Weighted Avg. Estimated Amortization (years)
Non-compete agreement	$503,000	9
Acquired technologies	10,568,000	10
Total identifiable intangible assets	$11,071,000

During the fourth quarter of 2025, we changed the weighted average useful lives of acquired technology is amortized from 15 years to 10 years. The revised amortization periods are reflected in the identifiable intangible assets acquisition date fair values and their respective periods.

The historical revenue and earnings of Gamma were not material for the purpose of presenting pro forma information. Transaction costs in the amount of $129 thousand associated with this business combination have been expensed as incurred and are recorded in selling, general & administration expense on the consolidated statements of operation.

4.    FIXED ASSETS, NET

Fixed assets consist of the following:

	December 31, 2025	December 31, 2024
Equipment	$2,830,319	$2,688,611
Software	636,582	487,364
Furniture and fixtures	858,708	762,144
Website costs	69,881	69,881
Leasehold improvements	767,244	236,904
	5,162,734	4,244,904
Less: accumulated depreciation	(3,264,842)	(3,086,929)
Fixed assets, net	$1,897,892	$1,157,975

Depreciation expense for the years ended December 31, 2025 and 2024 was $469,131 and $366,575, respectively.

5.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2025	December 31, 2024
Patents and trademarks	$38,186	$38,186
Platform	36,119,080	29,317,318
Customer lists and contracts	1,177,200	1,177,200
Licenses	237,576	216,901
Hosting implementation	43,400	43,400
Contract assets	340,326	277,600
Non-compete agreement	503,000	–
Acquired technologies	10,568,000	–
	49,026,768	31,070,605
Less: accumulated amortization	(26,680,555)	(18,830,888)
Intangible assets, net	$22,346,213	$12,239,717

Amortization expense for the years ended December 31, 2025 and 2024 was $7,849,666 and $5,628,411, respectively.

Estimated future amortization expense is as follows:

2026	$7,906,985
2027	4,908,203
2028	2,102,593
2029	1,040,689
2030	1,040,689
Thereafter	5,347,054
Total amortization expense	$22,346,213

6.     LEASE

The Company entered into an operating lease for office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of December 31, 2025, the remaining lease term was 4.4 years and the discount rate used was 6%.

The Company entered into an operating lease for additional office space which became effective in September 2025. The lease term is 7.4 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of December 31, 2025, the remaining lease term was 7.1 years and the discount rate used was 8%.

Operating lease cost included in selling, general and administrative expenses was $1,001,503 and $758,068 for the years ended December 31, 2025 and 2024, respectively, which amounts include common area maintenance expenses of $177,869 and $135,095, respectively. Cash paid for operating lease was $612,006 and $571,968 for the years ended December 31, 2025 and 2024, respectively.

The following is the lease maturity analysis of our operating leases as of December 31, 2025:

Twelve months ending December 31,

2026	$1,156,518
2027	1,277,013
2028	1,296,105
2029	1,315,770
2030	962,340
Thereafter	1,516,755
Total lease payments	7,524,501
Less: imputed interest	(1,499,107)
Present value of future lease payments	6,025,394
Less: current portion of lease liability	(751,503)
Long-term portion of lease liability	$5,273,891

7.     CUSTOMER CARD FUNDING LIABILITY

The Company issues prepaid cards with various provisions for cardholder fees or expiration. Revenue generated from cardholder transactions and interchange fees are recognized when the Company’s performance obligation is fulfilled. Unspent balances left on pharma cards are recognized as settlement income at the expiration of the cards and the program. Client prefunded amounts for patient affordability programs are amounts that will be used to fund pass-through cost for reimbursement claims. Contract liabilities related to prepaid cards, client funds held to be loaded to cards before the amounts are ultimately spent by the cardholders or recognized as revenue by the Company, and patient affordability client prefunded amounts represent funds on card. Contract liabilities related to prepaid cards and patient affordability prefunded amounts are reported as customer card funding liability on the consolidated balance sheet.

The opening and closing balances of the Company’s liabilities are as follows:

	Year Ended December 31,
	2025	2024
Beginning balance	$111,328,270	$92,282,124
Increase, net	31,862,798	19,046,146
Ending balance	$143,191,068	$111,328,270

The amount of revenue recognized during the years ended December 31, 2025 and 2024 that was included in the opening liability for prepaid cards was $2,727,566 and $2,319,630, respectively. Customer card funding liability for the years ended December 31, 2025 and 2024 included patient affordability prefunded amounts of $57,301,119 and $35,444,648, respectively.

8.     COMMON STOCK

At December 31, 2025, the Company’s authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had issued 56,021,596 shares of common stock and 55,086,888 shares of common stock outstanding, and no shares of preferred stock outstanding.

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

In 2023, the Company’s stockholders approved the Paysign Inc. Equity Incentive Compensation Plan (the “2023 Plan”), which was adopted by the Board on March 17, 2023. The 2023 Plan permits the Company to issue awards or options to the officers, directors, employees, consultants and other persons who provide services to our Company or any related entity. Pursuant to the 2023 Plan, 5,000,000 shares of the Company’s common stock are reserved for issuance. Any awards or options that are not settled in shares of common stock are not counted against the limit. Stock options granted under the 2023 Plan generally vest over four or five years and expire in 10 years. Stock awards granted under the 2023 Plan generally vest over three or five years. In general, if an employee is terminated, any unvested options or awards as of the date of termination will be forfeited. As of December 31, 2025, there were 577,000 shares available for future grants under the 2023 Plan.

The Company issues new shares of common stock upon exercise of stock options or vesting stock awards.

Stock-based compensation expense related to Company grants for the years ended December 31, 2025 and 2024 was $4,262,058 and $2,604,589, respectively, and is included in selling, general and administrative expense. As of December 31, 2025, the Company’s unrecognized stock-based compensation expense related to stock options and stock awards was $0 and $11,256,926, respectively, which are expected to be recognized over a weighted-average period of 0 years for stock options and 2.58 years for stock awards. As of December 31, 2024, the Company’s unrecognized stock-based compensation expense related to stock options and stock awards was $0 and $5,602,432, respectively, which are expected to be recognized over a weighted-average period of 0 years for stock options and 2.80 years for stock awards.

2025 Transactions – During the year ended December 31, 2025, the Company issued 1,663,214 shares of common stock for vested stock awards and the exercise of stock options. The Company received proceeds of $660,654 for the exercise of stock options.

During the year ended December 31, 2025, the Company repurchased 100,000 shares of its common stock at a cost of $375,786 or a weighted average price of $3.76 per share, respectively.

During the year ended December 31, 2025, the Company granted 6,356,000 restricted stock awards, of which 1,366,663 shares are subject to performance-based vesting and service requirements and 2,500,000 are part of the Gamma acquisition (see “Note 3- ACQUISITION” in the notes to the accompanying consolidated financial statements). For the stock awards granted, the weighted average price was $2.55 and vest over a period of one to five years. Awards under performance conditions vest when the Company achieves specific defined earnings target and the employee provides service through each of the vesting periods. The performance targets were achieved as of December 31, 2025. Compensation costs for performance awards would be reversed if the performance criteria is not met.

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

The Company also granted 675,000 restricted stock awards during the year ended December 31, 2024. For the stock awards granted, the weighted average price was $3.74 and vest over a period of eight months to five years.

Stock Options

A summary of stock options activity for the years ended December 31, 2025 and 2024 is presented as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2023	1,974,414	$1.93
Granted	–	–
Exercised	(12,000)	2.40
Forfeited/expired	–	–
Outstanding at December 31, 2024	1,962,414	$1.93	3.61	$2,401,300
Granted	–	–
Exercised	(206,214)	3.20
Forfeited/expired	–	–
Outstanding at December 31, 2025	1,756,200	$1.78	3.61	$5,922,450
Exercisable at December 31, 2025	1,756,200	$1.78	3.61	$5,922,450

A summary of unvested options activity for the years ended December 31, 2025 and 2024 was as follows:

Weighted-
Average
Grant Date
	Shares	Fair Value
Unvested at December 31, 2023	57,500	$3.87
Granted	–	–
Forfeited/expired	–	–
Vested	(57,500)	3.87
Unvested at December 31, 2024	–	–
Granted	–	–
Forfeited/expired	–	–
Vested	–	–
Unvested at December 31, 2025	–	$–

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Weighted average grant date fair value of options granted	$–	$–
Intrinsic value of options exercised	$549,935	$28,220

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee stock options, which requires the consideration of historical employee exercise behavior, the volatility of the Company’s stock price, the weighted-average risk-free interest rate and the weighted-average expected life of the options. Forfeitures are included when they are incurred. Any changes in these assumptions may materially affect the estimated fair value of the share-based award. There were no options granted during the years ended December 31, 2025 and 2024.

Stock Awards

A summary of stock awards activity for the years ended December 31, 2025 and 2024 was as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2023	3,082,000	$2.48
Granted	675,000	3.65
Forfeited	(84,000)	4.99
Vested	(894,000)	2.85
Outstanding at December 31, 2024	2,779,000	2.57
Granted	6,356,000	2.55
Forfeited	(148,000)	2.51
Vested	(1,457,000)	2.63
Outstanding at December 31, 2025	7,530,000	$2.54

9.     BASIC AND FULLY DILUTED NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the years ended December 31, 2025 and 2024:

	2025	2024
Numerator:
Net income	$7,551,613	$3,815,907
Denominator:
Weighted average common shares:
Denominator for basic calculation	54,426,584	53,207,555
Weighted average effects of potentially diluted common stock:
Stock options (calculated under treasury method)	1,098,925	966,385
Unvested restricted stock awards	4,123,022	1,414,519
Denominator for fully diluted calculation	$59,648,531	$55,588,459
Net income per common share:
Basic	$0.14	$0.07
Fully diluted	$0.13	$0.07

10.    COMMITMENTS AND CONTINGENCIES

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

The Company was also named as a nominal defendant in four stockholder derivative actions currently pending in the United States District Court for the District of Nevada. The first-filed derivative action is entitled Andrzej Toczek, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. and was filed on September 17, 2020. This action alleged violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste, largely in connection with the failure to correct information technology controls over financial reporting alleged in the Securities Class Action, thereby causing the Company to face exposure in the Securities Class Action. The complaint also alleged insider trading violations against certain individual defendants. The second-filed derivative action is entitled John K. Gray, derivatively on behalf of Paysign, Inc. v. Mark Attinger, et al. and was filed on May 9, 2022. This action involved the same alleged conduct raised in the Toczek action and asserted claims for breach of fiduciary duty in connection with financial reporting, breach of fiduciary duty in connection with alleged insider trading against certain individual defendants, and unjust enrichment. On June 3, 2022, the Court approved a stipulation staying the action until the Court in the consolidated Securities Class Action issued a ruling on the Motion to Dismiss. On May 10, 2023, the Toczek and Gray actions were consolidated.

The Company was also named as a nominal defendant in a third stockholder derivative action initially filed in state court in Clark County, Nevada, on October 2, 2023, entitled Simone Blanchette, derivatively on behalf of Paysign, Inc. v. Mark Newcomer, et al, which the defendants subsequently removed to federal district court in Nevada pursuant to a Notice of Removal filed on October 10, 2023. That complaint made substantially the same allegations as made in the consolidated Toczek and Gray actions, and also contained a claim that the individual defendants violated Section 10(b) and Rule 10b-5 promulgated thereunder. On December 7, 2023, the parties requested that the action be stayed for sixty days due to the settlement negotiations in the consolidated Toczek and Gray actions, and the Court granted the sixty-day stay on December 11, 2023. Subsequently, the Court extended that deadline to March 29, 2024 and then to May 29, 2024 based upon the parties’ stipulations. On July 26, 2024, the parties in Blanchette submitted a Joint Status Report which suggested a proposed briefing schedule on a motion to dismiss, but that schedule was not ruled upon by the Court.

The Company was also named as a nominal defendant in a fourth stockholder derivative action in the United States District Court for the District of Nevada, filed on December 27, 2023, entitled Mo Jeewa, derivatively on behalf of Paysign, Inc. v. Mark R. Newcomer, et al. That complaint made substantially the same allegations as made in the consolidated Toczek and Gray actions and the Blanchette action discussed above, and alleged breach of fiduciary duty and unjust enrichment. On January 23, 2025, the parties in Jeewa filed a stipulation to relate the case to the Toczek, Gray, and Blanchette actions.

On October 4, 2024, the parties to the four stockholder derivative actions agreed in principle to a proposed settlement of all pending claims asserted in the Toczek, Gray, Blanchette, and Jeewa actions. On December 6, 2024, Plaintiffs in the Toczek and Gray actions filed a Motion for Preliminary Approval of Derivative Settlement. On May 6, 2025, the Court granted the parties’ request to relate the actions and assigned all four cases to the judge presiding over the Jeewa action. On August 28, 2025, the Court issued a minute order granting the Motion for Preliminary Approval of Derivative Settlement and, on October 7, 2025, it entered a Scheduling Order and Preliminary Approval Order, effective nunc pro tunc as of September 4, 2025. On October 17, 2025, Plaintiffs filed a Motion for Final Approval of Derivative Settlement, which was granted by the Court on December 14, 2025 with the final order and judgment entered on December 16, 2025.

11.    RELATED PARTY

An employee who was hired in the first quarter of 2025 is also the principal owner in a technical consulting corporation that the Company engages in providing technology, development and support for the Company and its customers. During the year ended December 31, 2025, the Company paid $452,534 in related party expenses.

12.     RETIREMENT PLAN

The Company has a defined contribution 401(k) plan that covers all employees who meet certain age and length of service requirements and allows an employer contribution of up to 50% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of the next two percent of each participating employee’s eligible compensation. Participants are 100% vested in these matching contributions when they are made. Eligible employees may elect to defer pre-tax contributions regulated under Section 401(k) of the Internal Revenue Code. Employer matching expenses were $416,401 and $337,702 for the years ended December 31, 2025 and 2024, respectively.

13.     INCOME TAXES

The ASU standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes paid and additional income tax-related disclosures, and is effective for the Company for annual fiscal periods beginning after December 15, 2024. The Company has adopted ASU 2023-09 for the 2025 calendar year retrospectively. Because the ASU affects disclosures only, the adoption did not affect the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets.

The income tax provision (benefit) on the statements of operations was comprised of the following for the years ended December 31:

	2025	2024
Current:
Federal	$20,371	$60,245
State	195,289	(36,735)
Current income tax provision	215,660	23,510

Deferred:
Federal	1,997,287	409,091
State	268,694	(110,311)
Deferred income tax provision	2,265,981	298,780
Income tax provision	$2,481,641	$322,290

For the years ended December 31, 2025 and 2024, the reconciliation of the federal statutory tax rate to the benefit rate for income taxes is as follows:

	2025		2024
Federal taxes at U.S. statutory rate	$2,106,983	21.0%	$869,021	21.0%
State and local income tax, net of federal (national) income tax effect*	368,878	3.7	(70,824)	(1.7)
Foreign tax effect
Foreign taxes	(6,269)	(0.1)	(8,431)	(0.2)
Foreign rate change	5,406	0.1	6,512	0.2
Tax credits
Domestic R&D credits	(411,358)	(4.1)	(397,422)	(9.6)
Nontaxable or nondeductible items
Stock-based compensation	(660,802)	(6.6)	(322,307)	(7.8)
IRC Section 162(m) limitation	489,938	4.9	293,466	7.1
Other permanent differences	39,676	0.4	28,866	0.7
Change in valuation allowance	6,269	0.1	8,431	0.2
Changes in unrecognized tax benefits	77,405	0.8	115,382	2.8
Other adjustments
Return-to-provision adjustments	465,515	4.6	(200,404)	(4.8)
Other adjustments	–	–	–	–
Effective tax rate	$2,481,641	24.7%	$322,290	7.8%

*	State taxes in Michigan and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category in 2025; State taxes in California, New Jersey, and South Carolina made up the majority (greater than 50 percent) of the tax effect in this category in 2024.

Deferred tax assets and liabilities are comprised of the following at December 31:

	2025	2024
Deferred tax assets:
Net operating loss carryforward	$963,268	$1,476,121
Operating lease obligation	1,426,104	693,128
Stock-based compensation	1,283,536	936,983
Tax credits	1,003,634	762,079
Intangible assets	–	869,419
Other Deferred Tax Assets	122,798	73,832
	4,799,340	4,811,562
Deferred tax liabilities:
Intangible assets	(1,291,993)	–
Fixed assets	(390,633)	(130,082)
Right-of-use assets	(1,356,081)	(661,134)
	(3,038,707)	(791,216)
Less valuation allowance	(25,664)	(19,396)
Deferred tax asset, net	$1,734,969	$4,000,950

As of December 31, 2025, the Company has gross Federal net operating loss carryforwards of $5.1 million, gross state net operating loss carryforwards of $2.0 million, and gross Mexico net operating loss carryforwards of approximately $86,000. The Company's Federal net operating losses can be carried forward indefinitely. The Company's state net operating losses have 15 years to indefinite carryforward periods and begin to expire in 2035. The Company's Mexico net operating losses have 10-year carryforward periods and begin to expire in 2032.

Pursuant to Sections 382 and 383 of the Internal Revenue Code ("IRC"), Federal and state tax laws impose significant restrictions on the utilization of net operating loss and other tax carryforwards in the event of a change in ownership of the Company. The Company does not expect IRC Sections 382 and 383 to significantly impact on the utilization of its net operating losses and other tax carryforwards.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company continues to maintain a valuation allowance on its Mexico net operating losses. The Company's valuation allowance represents the amount of tax benefits that are likely to not be realized. The net change in the valuation allowance from December 31, 2024 was approximately $6,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2023	$442,186
Additions for current year	79,484
Additions for prior year	35,896
Subtractions for current year	–
Balance as of December 31, 2024	557,566
Additions for current year	77,405
Additions for prior year	–
Subtractions for current year	–
Balance as of December 31, 2025	$634,971

As of December 31, 2025 and 2024, the Company has no accrual for interest and penalties related to its unrecognized tax benefits. The balance of the unrecognized tax benefits as of December 31, 2025 are included in the deferred tax asset, net. Included in the balance of unrecognized tax benefits at December 31, 2025 is $634,971 of tax benefits that, if recognized would impact the effective tax rate. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months. The Company files income tax returns in the United States and various state jurisdictions. Beginning in 2022, the Company also files income tax returns in Mexico. With the exception of tax attributes created in prior years that may potentially be adjusted, the federal statute of limitations remains open for the 2020 tax year to present, the state statutes of limitations remain open for the 2020 tax year to present, and the foreign statute of limitations remains open for the 2022 tax year to present.

Income taxes paid (net of refunds received) for the year ended December 31:

	2025	2024
Federal	$271,000	$63,000
California	34,100	2,400
New Jersey	37,620	5,375
Pennsylvania	13,171	13,171
Rhode Island	10,500	10,500
South Carolina	9,600	6,700
Other States	38,195	35,485
Income taxes paid	$414,186	$136,631

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize the government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. During the years ended December 31, 2025 and 2024, the Company recorded $248,236 and $0, respectively, related to the employee retention credit included as a reduction of payroll expense within selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2025 and 2024 the Company has filed for refunds and recorded $345,228 and $1,129,164, respectively, in other receivables on the consolidated balance sheet.

