Form 10-Q
period 2026-03-31
Paysign, Inc.
filed 2026-05-13
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,905,773 shares as of May 6, 2026.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS
Current assets
Cash	$20,545,119	$21,067,651
Restricted cash	158,950,332	143,917,060
Accounts receivable, net	94,248,593	72,191,994
Other receivables	345,228	926,529
Prepaid expenses and other current assets	3,265,549	1,953,717
Total current assets	277,354,821	240,056,951

Fixed assets, net	2,007,393	1,897,892
Intangible assets, net	21,675,898	22,346,213
Goodwill	4,487,637	4,487,637
Operating lease right-of-use asset	5,522,775	5,729,541
Deferred tax asset, net	1,677,104	1,734,969

Total assets	$312,725,628	$276,253,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$87,539,193	$70,542,803
Customer card funding	158,112,295	143,191,068
Operating lease liability, current portion	871,495	751,503
Other liabilities, current portion	1,585,985	1,863,116
Total current liabilities	248,108,968	216,348,490

Operating lease liability, long-term portion	5,048,579	5,273,891
Other liabilities, long-term portion	4,554,666	6,140,651

Total liabilities	257,712,213	227,763,032
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 56,732,596 and 56,021,596 issued at March 31, 2026 and December 31, 2025, respectively	56,733	56,022
Additional paid-in capital	36,786,545	35,503,253
Treasury stock at cost, 990,955 and 934,708 shares, respectively	(2,348,392)	(2,148,715)
Retained earnings	20,518,529	15,079,611
Total stockholders’ equity	55,013,415	48,490,171

Total liabilities and stockholders’ equity	$312,725,628	$276,253,203

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenues
Plasma industry	$11,748,611	$9,409,880
Pharma industry	15,679,452	8,618,653
Other	610,361	569,616
Total revenues	28,038,424	18,598,149

Cost of revenues	9,819,479	6,907,321

Gross profit	18,218,945	11,690,828

Operating expenses
Selling, general and administrative	8,914,654	7,400,759
Depreciation and amortization	2,636,156	1,801,003
Total operating expenses	11,550,810	9,201,762

Income from operations	6,668,135	2,489,066

Other income
Interest income, net	800,863	762,198

Income before income tax provision	7,468,998	3,251,264
Income tax provision	2,030,080	665,164

Net income	$5,438,918	$2,586,100

Net income per share
Basic	$0.10	$0.05
Diluted	$0.09	$0.05

Weighted average common shares
Basic	55,167,911	53,576,030
Diluted	61,022,060	55,142,511

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2025	56,021,596	$56,022	$35,503,253	(934,708)	$(2,148,715)	$15,079,611	$48,490,171

Stock issued upon vesting of restricted stock	711,000	711	(711)	–	–	–	–
Stock-based compensation	–	–	1,284,003	–	–	–	1,284,003
Repurchase of common stock	–	–	–	(56,247)	(199,677)	–	(199,677)
Net income	–	–	–	–	–	5,438,918	5,438,918

Balance, March 31, 2026	56,732,596	$56,733	$36,786,545	(990,955)	$(2,348,392)	$20,518,529	$55,013,415

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2024	54,358,382	$54,358	$24,632,205	(834,708)	$(1,772,929)	$7,527,998	$30,441,632

Stock issued upon vesting of restricted stock	724,000	724	(724)	–	–	–	–
Stock-based compensation	–	–	672,318	–	–	–	672,318
Repurchase of common stock	–	–	–	(100,000)	(375,786)	–	(375,786)
Issuance of stock in business combination	–	–	5,950,000	–	–	–	5,950,000
Net income	–	–	–	–	–	2,586,100	2,586,100

Balance, March 31, 2025	55,082,382	$55,082	$31,253,799	(934,708)	$(2,148,715)	$10,114,098	$39,274,264

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$5,438,918	$2,586,100
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,284,003	672,318
Depreciation and amortization	2,636,156	1,801,003
Noncash lease expense	206,765	109,168
Deferred income taxes, net	57,865	519,717
Changes in operating assets and liabilities:
Accounts receivable	(22,056,599)	(19,595,520)
Other receivables	581,301	557,348
Prepaid expenses and other current assets	(1,311,832)	(131,871)
Accounts payable and accrued liabilities	17,133,274	14,584,756
Operating lease liability	(105,320)	(99,567)
Customer card funding	14,921,227	(7,036,629)
Net cash provided by (used in) operating activities	18,785,758	(6,033,177)

Cash flows from investing activities:
Purchase of fixed assets	(266,465)	(78,651)
Capitalization of internally developed software	(1,408,876)	(2,354,866)
Purchase of intangible assets	(400,000)	(10,338)
Net assets acquired in business combination	–	(2,000,000)
Net cash used in investing activities	(2,075,341)	(4,443,855)

Cash flows from financing activities:
Payments on other liability	(2,000,000)	–
Repurchase of common stock	(199,677)	(375,786)
Net cash used in financing activities	(2,199,677)	(375,786)

Net change in cash and restricted cash	14,510,740	(10,852,818)
Cash and restricted cash, beginning of period	164,984,711	122,343,186

Cash and restricted cash, end of period	$179,495,451	$111,490,368

Cash and restricted cash reconciliation:
Cash	$20,545,119	$6,847,021
Restricted cash	158,950,332	104,643,347
Total cash and restricted cash	$179,495,451	$111,490,368

Supplemental cash flow information:
Non-cash assets acquired in business combination	$–	$15,758,637
Non-cash liabilities incurred in business combination	$–	$(9,808,637)
Common stock issued in business combination	$–	$(5,950,000)
Cash paid for taxes	$355	$–

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT POLICIES

The foregoing unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all the disclosures required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2025. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Use of Estimates – The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at March 31, 2026 and December 31, 2025, respectively.

Restricted Cash – At March 31, 2026 and December 31, 2025, restricted cash consisted of funds held specifically for our card product and pharma patient affordability programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

Reimbursement Receivables – At March 31, 2026 and December 31, 2025, accounts receivable included $79,255,866 and $62,366,232, respectively, of customer reimbursement balances of pass-through claims, which are fully offset in accounts payable and accrued liabilities. Accounts receivable also include accruals and trade receivables for program management and processing fees that have terms pursuant to their related contracts.

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

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalents and restricted cash in various bank accounts primarily with one financial institution in the United States, which at times may exceed federally insured limits. If this financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has not experienced any losses, nor does it anticipate any losses with respect to such accounts. At March 31, 2026 and December 31, 2025, the Company had approximately $3,495,517 and $1,427,627, respectively, in excess of federally insured bank account limits. In February of 2024, the Company initiated a program with one of our financial institutions called deposit swapping, where the financial institution utilizes a third-party who is participating in reciprocal deposit networks. This program is an alternative way for our financial institution to offer us full Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits over $250,000. Under this program, deposit networks divide uninsured deposits into smaller units and distribute these monies among participating banks in the network where the monies are fully FDIC insured.

As of March 31, 2026, the Company also had a concentration of accounts receivable risk, as two pharma patient affordability customers each individually represented 16% and 15% of our accounts receivable balance. One pharma patient affordability customer individually represented 31% of our accounts receivable balance on December 31, 2025. These accounts receivable balances relate to pass-through claim reimbursements that have been paid on behalf of the pharma program customers.

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

Intangible assets with an indefinite-life are not amortized. Intangible assets with a finite life are amortized on a straight-line basis over their estimated useful lives, which are generally 3 to 30 years.

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

As of March 31, 2026 and December 31, 2025, goodwill recorded in the condensed consolidated balance sheets totaled $4,487,637, reflecting no change during the three months ended March 31, 2026. This goodwill arose from the Company's acquisition of Gamma Innovation LLC on March 19, 2025 (see Note 2 – ACQUISITION” in the notes to the accompanying condensed consolidated financial statements). The fair value of the Company's reporting unit is estimated using assumptions based on operating results, market conditions, industry trends, and other relevant factors. Changes in these estimates and assumptions could materially affect the determination of fair value and the assessment of goodwill impairment. For the three months ended March 31, 2026, management performed a qualitative assessment and concluded that it is more likely than not that goodwill was not impaired.

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

Customer Card Funding – As of March 31, 2026 and December 31, 2025, customer card funding represents funds loaded or available to be loaded on cards for the Company’s card product programs, or funds available to cover reimbursement claims for the Company’s pharma patient affordability programs.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the overall fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments for which the determination of fair value requires significant management judgment or estimation. The fair value for such assets and liabilities is generally determined using pricing models, market comparables, discounted cash flow methodologies or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability. During the three months ended March 31, 2026, there were no changes in the fair value of assets and liabilities within this category.

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

The Company generates revenues from plasma card programs through fees generated from cardholder fees and interchange fees. Revenues from pharma programs are generated through card program management fees, transaction claims processing fees, interchange fees, customer support fees and other billable services. Other revenues are generated through cardholder fees, interchange fees, program management fees, load fees, settlement income and breakage. Life science software technology solutions, acquired through our Gamma Innovation LLC acquisition, has not generated revenue as of March 31, 2026.

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

The portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem are referred to as breakage. In certain card programs where we hold the cardholder funds and expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life; provided that a significant reversal of the amount of breakage revenue recognized is not probable, and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. For each program, we utilize a third party to estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions. The Company accounts for breakage in accordance with Accounting Standards Update (“ASU”) 2016-04, Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards for the recognition of such revenue. Breakage revenue is recorded in other revenue on the condensed consolidated statements of operations and was $112,046 and $101,190 for the three months ended March 31, 2026 and 2025, respectively.

The Company utilizes the remote method of revenue recognition for settlement income whereby the unspent card balances will be recognized as revenue at the expiration of the cards or the respective card program. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation to refund any fees, and the Company does not currently have any obligations for disputed claim settlements. Given the nature of the Company’s services and contracts, generally it has no contract assets as it pertains to services rendered but not invoiced. Settlement income was $0 for the three months ended March 31, 2026 and December 31, 2025, respectively.

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

In determining the present value of lease payments at lease commencement date, the Company utilizes its incremental borrowing rate based on the information available, unless the rate implicit in the lease is readily determinable. Certain lease contracts include obligations to pay for other services, such as maintenance, We account for these other services as a non-lease component of the lease and they are not considered when accounting for the lease. The liability for operating leases is based on the present value of future lease payments. Operating lease expenses are recorded as rent expense, which is included within selling, general and administrative expenses within the condensed consolidated statements of operations and presented as operating cash outflows within the condensed consolidated statements of cash flows.

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

Recently Adopted Accounting Pronouncement – In December 2023, the Financial Accounting Standards (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes – Improvements to Income Tax Disclosures”, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. We adopted ASU 2023-09 effective December 31, 2025 and applied it retrospectively to all periods presented in the financial statements. The adoption resulted in expanded disclosures of the components of the reconciliation between income tax expense and statutory expectations as well as expanded disclosures of income taxes paid. See "Note 10—INCOME TAX" for further information. Because the ASU affects disclosures only, the adoption did not affect the company’s consolidated statements of operations or consolidated balance sheets.

Recently Issued Accounting Pronouncement Not Yet Adopted – In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendments should be applied either prospectively to the financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the potential effects of ASU 2024-03 on our consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments — Credit Losses – Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods and should be applied prospectively. The Company is currently evaluating the impact that this guidance will have on the Company's consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software," which simplifies the capitalization guidance by removing all references to software development project stages, so that the guidance is neutral to different software development methods. The amendments in this update are effective for annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either retrospectively or prospectively to software costs incurred after the adoption date or on a modified prospective basis. We are currently evaluating the potential effects of ASU 2025-06 on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting –Narrow-Scope Improvements”. The amendments are intended to improve the clarity and navigability of interim reporting requirements within Topic 270 by clarifying when interim reporting guidance applies, enhancing the organization of required interim disclosures and specifying the form and content of interim financial statements. The guidance responds to stakeholder feedback that existing interim reporting requirements were difficult to navigate because of the historical origins and accumulated amendments within Topic 270. ASU 2025-11 adds a disclosure principle requiring entities to disclose events that occur after the end of the most recent annual reporting period that have a material impact on the entity. The amendments also introduce a comprehensive list of required interim disclosures drawn from various codification topics and clarify the presentation requirements for interim financial statements, including condensed financial statements and accompanying footnotes. Importantly, the ASU does not change the fundamental nature of interim reporting nor expand or reduce existing disclosure requirements; rather, it improves clarity and consistency across entities that issue interim financial statements in accordance with GAAP. ASU 2025-11 is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-11 and does not expect the adoption to have a material effect on its consolidated financial statements.

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

Total purchase consideration transferred or transferable was $15,558,637, which consisted of the following:

Cash paid upfront (1)	$2,000,000
Present value of future cash paid (1)	6,618,637
Equity consideration (2)	5,950,000
Earn-out contingent consideration (3)	990,000
Total consideration	$15,558,637

(1)	Pursuant to the Asset Purchase Agreement the cash purchase price paid was $10,000,000 to be paid in five equal tranches with the initial payment made on March 19, 2025 and four subsequent payments to be made on each subsequent annual anniversary of the initial payment. The fair value of this consideration was estimated based on the present value of the future payments. The average discount rate of 8% was based on the Company’s estimated cost of debt. The present value of future payments is recorded in other liabilities on the condensed consolidated balance sheets.
(2)	Pursuant to the Asset Purchase Agreement the stock consideration paid was 2,500,000 shares of restricted common stock that vest in five equal amounts beginning on March 31, 2025 and annually thereafter for the next four years. Fair value was estimated using the Company’s stock price of $2.38 on the valuation date. The stock consideration is recorded in the condensed consolidated statements of stockholders’ equity.
(3)	Pursuant to the Asset Purchase Agreement an additional earn-out stock consideration of 500,000 shares of our common stock, up to a total consideration of 2,500,000 shares of our common stock, may be paid upon the achievement of certain gross revenue performance targets for each trailing 12-month period beginning on March 20, 2026 and ending on March 19, 2030. The contingent payable is recorded in other liabilities on the condensed consolidated balance sheets.

The Company’s contingent consideration liability is measured at fair value on a recurring basis and is classified within Level 3 of the fair value hierarchy. Changes in fair value of contingent consideration are recorded in the consolidated statements of operations. The fair value is estimated using the Monte Carlo simulation model based on projected revenues and expected payout scenarios. Significant unobservable inputs include forecasted revenues, probability of achieving performance targets and a risk-free discount rate of 4%. There were no significant changes in the valuation techniques or inputs used in the measurement during the three months ended March 31, 2026. Accordingly, the Company has not presented a reconciliation of the beginning and ending balances of the Level 3 fair value measurement. Fair value adjustments to the contingent consideration liability was $0 for the three months ended March 31, 2026.

We have accounted for the Gamma acquisition as a business combination, which generally requires that we recognize the assets acquired and liabilities assumed at fair value as of the acquisition date. The final estimated acquisition date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total final purchase consideration, were as follows:

Identifiable intangible assets	$11,071,000
Total identifiable net assets	11,071,000
Goodwill	4,487,637
Total assets acquired	$15,558,637

During the second quarter of 2025, a measurement period adjustment of $2,200,000 related to the Gamma acquisition decreased the amount of earn-out contingent consideration from $3,190,000 to $990,000, which decreased the amounts attributable to acquired technology and goodwill. The updated amounts are reflected in the above purchase consideration and value of goodwill and identifiable intangible assets.

Goodwill arising from the acquisition was attributable to expected growth opportunities of the acquired technology, potential synergies from combining the acquired business into our existing business, and an assembled workforce. We expect that approximately $4,487,637 of the goodwill from this acquisition will be deductible for income tax purposes.

The estimated fair value includes $10,568,000 of acquired technologies and identifiable intangible assets, all of which have finite lives. The fair value of the identifiable intangible assets has been estimated using the income approach by using the multi-period excess earnings method. Under this method, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return. Such assumptions included forecasted revenues, cost of sales and operating expenses, technology obsolescence and weighted average cost of capital. The Company also utilized the cost replacement approach for certain immaterial intangible assets included within the acquired technology stack. The determination of the useful lives for acquired technologies is based upon various industry studies, historical acquisition experience and economic factors. The following table reflects the final estimated acquisition date fair values of the identified intangible assets of Gamma and their respective weighted-average estimated amortization periods:

	Estimated Fair Value	Weighted Avg. Estimated Amortization (years)
Non-compete agreement	$503,000	9
Acquired technologies	10,568,000	10
Total identifiable intangible assets	$11,071,000

During the fourth quarter of 2025, we revised the weighted-average useful life of acquired technology, reducing its amortization period from 15 years to 10 years. The updated amortization periods are reflected in the acquisition date fair values of identifiable intangible assets and their respective useful lives.

The historical revenue and earnings of Gamma were not material for the purpose of presenting pro forma information. For the three months ended March 31, 2026 and 2025, transaction costs in the amount of $0 and $108 thousand, respectively associated with this business combination have been expensed as incurred and are recorded in selling, general & administration expense on the condensed consolidated statements of operation.

3.     FIXED ASSETS, NET

Fixed assets consist of the following:

	March 31, 2026	December 31, 2025
Equipment	$2,866,927	$2,830,319
Software	640,407	636,582
Furniture and fixtures	858,708	858,708
Website costs	69,881	69,881
Leasehold improvements	993,276	767,244
	5,429,199	5,162,734
Less: accumulated depreciation	(3,421,806)	(3,264,842)
Fixed assets, net	$2,007,393	$1,897,892

Depreciation expense for the three months ended March 31, 2026 and 2025 was $156,964 and $101,847, respectively.

4.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2026	December 31, 2025
Patents and trademarks	$38,186	$38,186
Platform	37,527,956	36,119,080
Customer lists and contracts	1,177,200	1,177,200
Licenses	637,576	237,576
Hosting implementation	43,400	43,400
Contract assets	340,327	340,326
Non-compete agreement	503,000	503,000
Acquired technologies	10,568,000	10,568,000
	50,835,645	49,026,768
Less: accumulated amortization	(29,159,747)	(26,680,555)
Intangible assets, net	$21,675,898	$22,346,213

Intangible assets are amortized over their useful lives ranging from periods of 3 to 30 years. Amortization expense for the three months ended March 31, 2026 and 2025 was $2,479,192 and $1,699,156, respectively.

5.     LEASE

The Company entered into an operating lease for office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of March 31, 2026, the remaining lease term was 4.2 years and the discount rate used was 6%.

The Company entered into an operating lease for additional office space which became effective in September 2025. The lease term is 7.4 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of March 31, 2026, the remaining lease term was 6.8 years and the discount rate used was 8%.

Operating lease cost included in selling, general and administrative expenses was $365,060 and $189,425 for the three months ended March 31, 2026 and 2025, respectively, which include common area maintenance expenses of $75,507 and $36,832, respectively. Cash paid for the operating lease was $211,131 and $142,992 for the three months ended March 31, 2026 and 2025, respectively.

The following is the lease maturity analysis of our operating leases as of March 31, 2026:

Year ending December 31,
2026 (excluding the three months ended March 31, 2026)	$945,387
2027	1,277,013
2028	1,296,105
2029	1,315,770
2030	962,340
Thereafter	1,516,756
Total lease payments	7,313,371
Less: Imputed interest	(1,393,297)
Present value of future lease payments	5,920,074
Less: current portion of lease liability	(871,495)
Long-term portion of lease liability	$5,048,579

6.     CUSTOMER CARD FUNDING LIABILITY

The Company issues prepaid cards with various provisions for cardholder fees or expiration. Revenue generated from cardholder transactions and interchange fees are recognized when the Company’s performance obligation is fulfilled. Unspent balances left on prepaid cards are recognized as settlement income at the expiration of the cards and the card program. Contract liabilities related to prepaid cards represent funds on cards and client funds held to be loaded to a card before the amounts are ultimately spent by the cardholders or recognized as revenue by the Company. Contract liabilities related to prepaid cards are included in customer card funding liability on the condensed consolidated balance sheet.

The opening and closing balances of the Company’s liabilities are as follows:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$143,191,068	$111,328,270
Increase (decrease), net	14,921,227	(7,036,629)
Ending balance	$158,112,295	$104,291,641

The amount of revenue recognized during the three months ended March 31, 2026 and 2025 that was included in the opening contract liability for prepaid cards was $3,463,162 and $2,727,566, respectively.

7.     COMMON STOCK

At March 31, 2026, the Company’s authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 56,732,596 shares of common stock issued and 55,741,641 shares of common stock outstanding. There were no shares of preferred stock outstanding.

Stock-based compensation expense related to Company grants for the three months ended March 31, 2026 and 2025 was $1,284,003 and $672,318, respectively, and is included in selling, general and administrative expense.

2026 Transactions – During the three months ended March 31, 2026, the Company issued 711,000 shares of common stock for vested stock awards. The Company did not receive proceeds for the exercise of stock options during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company did not grant restricted stock awards.

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

8.     BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$5,438,918	$2,586,100
Denominator:
Weighted average common shares:
Denominator for basic calculation	55,167,911	53,576,030
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	985,840	694,077
Unvested restricted stock grants	4,868,309	872,404
Denominator for fully diluted calculation	61,022,060	55,142,511
Net income per common share:
Basic	$0.10	$0.05
Fully diluted	$0.09	$0.05

Anti-dilutive shares:
Stock options	–	–
Unvested restricted stock options	–	–

9.    COMMITMENTS AND CONTINGENCIES

Pending or Threatened Litigation – From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on our business or financial condition.

10.    INCOME TAX

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$7,468,998	$3,251,264
Income tax expense	$2,030,080	$665,164
Effective tax rate	27.2%	20.5%

The effective tax rates for the three months ended March 31, 2026 and 2025 were based on the Company’s forecasted annualized effective tax rates for federal, state and local income taxes and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the three months ended March 31, 2026 varies from the three months ended March 31, 2025 primarily as a result of an increase in discrete items, offset by tax benefits related to our stock-based compensation.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. As of March 31, 2026 and December 31, 2025, the Company recorded $345,228 in other receivables on the condensed consolidated balance sheet related to U.S. Federal Government refunds.

ITem 2. Management’s discussion and analysis of financial condition and results of operations.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. These Forward-Looking Statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “propose,” “may,” and other similar expressions identify Forward-Looking Statements. Specific forward-looking statements made herein include: our belief that we do not anticipate any losses with respect to accounts with balances exceeding federally insured limits; our expected lease obligations for subsequent years; our belief that our platform can be seamlessly integrated with our clients’ systems; our belief that changes in the estimates used to calculate the fair value of our business from year to year could materially affect the determination of fair value; our conclusion that goodwill impairment for the three months ended March 31, 2026 was more likely than not impaired; our belief that our distinctive positioning allows us to provide end-to end technologies that securely manage transaction processing, cardholder enrollment, value loading, account management, data and analytics, and customer service; our belief that our architecture is known for its cross-platform compatibility, flexibility, and scalability - allowing our clients and partners to leverage these advantages for cost savings and revenue opportunities; our expectation that the adoption of ASU 2025-11 will not have a material effect on our consolidated financial statements; our focus of our marketing efforts on corporate incentive and expense prepaid card products in various market verticals, including but not limited to, general corporate expense, healthcare related markets including patient affordability solutions, clinical trials and donor compensation, loyalty rewards and incentive cards; our plan for 2026 to continue to invest additional funds in technology improvements, sales and marketing, cybersecurity, fraud, customer service, and regulatory compliance; if a certain financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit and if we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected; our belief that from time to time we evaluate raising capital to enable us to diversify into new market verticals; our belief that if we do not raise new capital, that we will still be able to support our existing business and expand into new vertical markets using internally generated funds; our belief that the following measures are the primary indicators of our quarterly and annual revenues: gross dollar volume loaded on cards and conversion rates on gross dollar volume loaded on cards; our belief that the following are also key performance indicators: revenues, gross profit, operational expenses as a percentage of revenues, and cardholder participation; our belief that our available cash on hand, excluding restricted cash, along with our forecast for revenues and cash flows for the remainder of 2026 and through the first quarter of 2028, will be sufficient to sustain our operations for the next twenty-four months; we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business and an adverse result in these or other matters may arise from time to time that may harm our business; third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints; and our expectation that the stock repurchase program will be completed within 36 months from the commencement date. In the normal course of our business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain, or may contain, forward-looking statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. In addition, any statements that refer to expectations, projections, estimates, forecasts, or other characterizations of future events or circumstances are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the Forward-Looking Statements. Such important factors (“Important Factors”) and other factors are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in other reports filed with the Securities and Exchange Commission (the “SEC”) from time to time. All prior and subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward-Looking Statement made by or on behalf of us. You are cautioned not to place undue reliance on these Forward-Looking Statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these Forward-Looking Statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the SEC.

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

Our revenues include fees generated from cardholder fees, interchange, card program management fees, transaction claims processing fees, breakage and settlement income. Revenue from cardholder fees, interchange, card program management fees and transaction claims processing fees is recorded when the performance obligation is fulfilled. Breakage is recorded ratably over the estimated card life based on historical redemption patterns, market-specific trends, escheatment rules, and existing economic conditions and relates solely to our open-loop gift card business which began at the end of 2022 and is recorded under other revenue on the condensed consolidated statements of operations. Settlement income is recorded at the expiration of the card or card program and relates primarily to our corporate incentive programs which is also recorded under other revenue on the condensed consolidated statements of operations.

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

During the remainder of 2026, we plan to continue to invest additional funds in technology improvements, sales and marketing, cybersecurity, fraud, customer service and regulatory compliance. From time to time, we evaluate raising capital to enable us to diversify into new market verticals. If we do not raise new capital, we believe that we will still be able to support our existing business and expand into new vertical markets using internally generated funds.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

The following table summarizes our condensed consolidated financial results for the three months ended March 31, 2026 in comparison to the three months ended March 31, 2025:

	Three Months Ended March 31, 2026, (Unaudited)		Variance
	2026	2025	$	%
Revenues
Plasma industry	$11,748,611	$9,409,880	$2,338,731	24.9%
Pharma industry	15,679,452	8,618,653	7,060,799	81.9%
Other	610,361	569,616	40,745	7.2%
Total revenues	28,038,424	18,598,149	9,440,275	50.8%
Cost of revenues	9,819,479	6,907,321	2,912,158	42.2%
Gross profit	18,218,945	11,690,828	6,528,117	55.8%
Gross margin %	65.0%	62.9%

Operating expenses
Selling, general and administrative	8,914,654	7,400,759	1,513,895	20.5%
Depreciation and amortization	2,636,156	1,801,003	835,153	46.4%
Total operating expenses	11,550,810	9,201,762	2,349,048	25.5%
Income from operations	$6,668,135	$2,489,066	$4,179,069	167.9%

Other income	$800,863	$762,198	$38,665	5.1%

Net income	$5,438,918	$2,586,100	$2,852,818	110.3%
Net margin %	19.4%	13.9%

The increase in total revenues of $9,440,275 for the three months ended March 31, 2026 compared to the same period in the prior year consisted primarily of a $2,338,731 increase in plasma revenue, a $7,060,799 increase in pharma revenue and a $40,745 increase in other revenue. The increase in plasma revenue was primarily due to 89 net plasma centers added during the prior twelve-month period and an increase in plasma donations and dollars loaded to cards as the market appears to have returned to normalized growth following elevated plasma inventory levels experienced throughout much of 2025. The increase in pharma revenue was primarily due to the financial benefit of 45 net pharma patient affordability programs launched during the prior twelve-month period, and a corresponding increase in monthly management fees, setup fees, claim processing fees and other billable services such as dynamic business rules and call center support. For the three months ended March 31, 2026 the number of claims processed increased approximately 49% compared to the same period in the prior year. The increase in other revenue was primarily due to the growth and usage in the number of cardholders of our payroll, retail and corporate incentive programs.

Cost of revenues for the three months ended March 31, 2026 increased $2,912,158 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, call center support, program implementation and sales and commission expense. The increase in cost of revenues consisted primarily of (i) increased call center support expense of approximately $901,000 associated primarily with the growth in our plasma and pharma patient affordability businesses, a new customer service contact center, wage inflation pressures, a tight labor market and increased benefit costs; (ii) increased sales and commission expense of approximately $266,000 related to the increase in overall revenue for programs in which we pay commission expenses; and (iii) increased network and network related fees of approximately $1,767,000 associated with the addition of 89 net plasma centers and 45 net pharma patient affordability programs. These increases were offset by a decrease in plastics, collateral and postage of approximately $14,000 and other costs of approximately $7,000.

Gross profit for the three months ended March 31, 2026 increased $6,528,117 compared to the same period in the prior year resulting primarily from the launch of an additional 45 net pharma patient affordability programs during the prior twelve-month period, and a corresponding increase in setup fees, monthly management fees, claim processing fees and other billable fees. Gross profit also benefited from the addition of 89 net plasma centers during the prior twelve month period, and corresponding revenue and beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. The increase in gross profit was offset by increased costs from network fees, third-party service providers, sales commission expense and customer service costs mentioned above, primarily driven by the overall growth in our business. The increase in gross margin resulted primarily from a greater contribution of total revenue from our pharma patient affordability business which has higher gross profit margins than our other businesses.

Selling, general and administrative expenses for the three months ended March 31, 2026 increased $1,513,895 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $180,000 due to continued hiring to support our growth, a tight labor market and increased benefit costs; (ii) stock-based compensation of approximately $612,000 related to the issuance of restricted stock units for new hires and employee retention; (iii) technologies and telecom expense of approximately $81,000 primarily related to ongoing platform security investments; (iv) general expenses of approximately $177,000 primarily related to rent, conferences, deliveries and employee education; (v) other expenses of approximately $70,000 primarily related to insurance and outside professional services; (vi) travel and entertainment of approximately $97,000; and (vii) a decrease in capitalized platform development costs of approximately $406,000. The rise in costs was offset by a reduction in acquisition costs of approximately $108,000 associated with the Gamma Innovation LLC (“Gamma”) acquisition that closed on March 19, 2025 (see “Note 2 –ACQUISITION” in the notes to the accompanying condensed consolidated financial statements).

Depreciation and amortization expense for the three months ended March 31, 2026 increased $835,153 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets from our Gamma acquisition, continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform and employment growth.

For the three months ended March 31, 2026, we recorded income from operations of $6,668,135 representing an improvement of $4,179,069 compared to income from operations of $2,489,066 during the same period in the prior year related to the aforementioned factors.

Other income for the three months ended March 31, 2026 increased $38,665 primarily due to higher average bank account balances offset by the implied interest expense related to future cash payments for the Gamma acquisition of $136,884 and slightly lower interest rates.

At March 31, 2026, our income tax expense for federal, state and local taxes totaled $2,030,080, representing an effective tax rate of 27.2%. At March 31, 2025, our income tax provision was $665,164, representing an effective tax rate of 20.5%. Both rates were based on our net operating income adjusted for discrete items that occurred within the quarter and tax benefits related to our stock-based compensation. The significant driver in the discrete item adjustment primarily related to the increase in stock price at March 31, 2026 when compared to the same period in the prior year.

The net income for the three months ended March 31, 2026 was $5,438,918, an improvement of $2,852,818 compared to the net income of $2,586,100 for the three months ended March 31, 2025. The overall change in net income relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews a number of metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards: Represents the total dollar volume of funds loaded to all our prepaid card programs. Our gross dollar volume loaded on cards was $514 million and $407 million for the three months ended March 31, 2026 and 2025, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards: Represents revenues, gross profit or net income conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income, respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income. Our total revenue conversion rates for the three months ended March 31, 2026 and 2025 were 5.45% or 545 basis points (“bps”), and 4.57% or 457 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended March 31, 2026 and 2025 were 3.54% or 354 bps, and 2.87% or 287 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the three months ended March 31, 2026 and 2025 were 1.06% or 106 bps, and .64% or 64 bps, respectively, of gross dollar volume loaded on cards.

Management also reviews key performance indicators, such as revenues, gross profit, operational expenses as a percentage of revenues, and cardholder participation. In addition, we consider certain non-GAAP (or “adjusted”) measures to be useful to management and investors evaluating our operating performance for the periods presented and provide a financial tool for evaluating our ongoing operations, liquidity and management of assets. This information can assist investors in assessing our financial performance and measuring our ability to generate capital for deployment and investment in new card programs. These adjusted metrics are consistent with how management views our business and are used to make financial, operating and planning decisions. These metrics, however, are not measures of financial performance under GAAP and should not be considered a substitute for revenue, operating income, net income, earnings per share (basic and diluted) or net cash from operating activities as determined in accordance with GAAP. We consider the following non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, to be key performance indicators:

“EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization expense and “Adjusted EBITDA” reflects the adjustment to EBITDA to exclude stock-based compensation expense. A reconciliation of net income to Adjusted EBITDA is provided in the table below.

	Three Months Ended March 31,
	2026	2025
Reconciliation of Adjusted EBITDA to net income:
Net income	$5,438,918	$2,586,100
Income tax provision	2,030,080	665,164
Interest income, net	(800,863)	(762,198)
Depreciation and amortization	2,636,156	1,801,003
EBITDA	9,304,291	4,290,069
Stock-based compensation	1,284,003	672,318
Adjusted EBITDA	$10,588,294	$4,962,387

“EBITDA margin” is defined as earnings before interest, income taxes, depreciation and amortization expense as a percentage of the Company’s revenue and “Adjusted EBITDA margin” reflects the adjustment to EBITDA margin to exclude stock-based compensation expense as a percentage of revenue. A reconciliation of net income margin to Adjusted EBITDA margin is provided in the table below.

	Three Months Ended March 31,
	2026		2025
Reconciliation of adjusted EBITDA margin to net income margin:
Net income margin	19.4%		13.9%
Income tax provision	7.2%		3.6%
Interest income, net	(2.9%	)	(4.1%	)
Depreciation and amortization	9.4%		9.7%
EBITDA margin	33.2%		23.1%
Stock-based compensation	4.6%		3.6%
Adjusted EBITDA margin	37.8%		26.7%

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Three Months Ended March 31, (Unaudited)
	2026	2025
Net cash provided by (used in) operating activities	$18,785,758	$(6,033,177)
Net cash used in investing activities	(2,075,341)	(4,443,855)
Net cash used in financing activities	(2,199,677)	(375,786)
Net increase (decrease) in cash and restricted cash	$14,510,740	$(10,852,818)

Comparison of Three Months Ended March 31, 2026 and 2025

During the three months ended March 31, 2026 and 2025, we financed our operations through internally generated funds.

Operating activities provided $18,785,758 of cash as of March 31, 2026, an increase of $24,818,935 compared to the same period in the prior year. This change in cash flow compared to the change in cash flow in the prior period is primarily due to net increases in operating assets and liabilities. The changes in accounts receivable, accounts payable, and customer card funding, a net increase of $22,045,295, are primarily related to the growth in our pharma patient affordability business and timing of pass-through payments as we are invoiced by third-party service providers at the end of the period and are due monies from our pharma patient affordability customers to cover these third-party payables. The increase in cash flow from operating activities was also attributed to an increase in net income and non-cash adjustments for depreciation and amortization, deferred income tax, stock-based compensation and lease expense; offset by an increase in prepaid expenses and other current assets.

We used net cash in investing activities during the three months ended March 31, 2026 and 2025 of $2,075,341 and $4,443,855, respectively. For the three months ended March 31, 2026, cash was used for investing activities primarily attributable to an increase in licenses, fixed assets and capitalization of internally developed software as we continue to invest in our technology platform. For the three months ended March 31, 2025, $2,443,855 in cash was used for investing activities primarily attributable to an increase in software licenses, fixed assets and capitalization of internally developed software as we continue to invest in our technology platform. The remaining amount of $2,000,000 was used for the Gamma acquisition.

For the three months ended March 31, 2026, financing activities resulted in a net cash outflow of $2,199,677, driven primarily by a $2,000,000 contract liability payment related to the Company’s acquisition of Gamma. The remainder reflects taxes paid in connection with the net settlement of vested equity awards, for which 56,247 shares of common stock were withheld at a weighted average price of $3.55 per share. For the comparable prior-year period ended March 31, 2025, financing activities resulted in a net cash outflow of $375,786, attributable solely to the repurchase of 100,000 shares of common stock at a weighted average price of $3.76 per share.

Our significant contractual cash requirements also include ongoing payments for lease liabilities and acquisition. For additional information regarding our cash commitments and contractual obligations, see “Note 2 – ACQUISITION” and “Note 5 – LEASE” in the notes to the accompanying condensed consolidated financial statements.

Sources of Liquidity

At March 31, 2026, our available cash on hand, excluding restricted cash was $20,545,119, an increase of $13,698,098 compared to the same period in the prior year, driven primarily by improvements in our operating results. We believe this cash position, together with our forecast for revenues and cash flows for the remainder of 2026 and through the first quarter of 2028, will be sufficient to sustain our operations for the next twenty-four months. In light of the recent bank failures, we continue to monitor the health and soundness of our bank relationships through publicly available information. Based on recent SEC filings, we have not discovered any issues that would cause us to alter our bank relationships.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on our business or financial condition.

Item 1A. Risk Factors.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2026, we did not issue shares of common stock that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2026 – January 31, 2026	–	–	–	$3,001,285
February 1, 2026 – February 28, 2026	–	–	–	3,001,285
March 1, 2026 – March 31, 2026	–	–	–	3,001,285
Total	–	–	–	$3,001,285	*

* The dollar value in the above table reflects the original program balance as of March 31, 2026, prior to the May 8th 2026 program.

(1)	On March 21, 2023, our Board authorized a stock repurchase program to repurchase up to $5 million of our common stock, subject to certain conditions, through open market purchases, in privately negotiated transactions, or by other means in compliance with Rule 10b-18 under the Exchange Act. The original program expired March 20, 2026. As of March 31, 2026, the Company had repurchased 631,258 shares of common stock for $1,998,715 at a weighted average price of $3.17 per share, under the original repurchase program. On May 8, 2026, our Board authorized a new stock repurchase program to repurchase up to $5 million of our common stock, subject to certain conditions, through open market purchases, in privately negotiated transactions, or by other means in compliance with Rule 10b-18 under the Exchange Act, over 36-month period expiring May 7, 2029.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

PAYSIGN, INC.

Date: May 13, 2026	/s/ Mark Newcomer
By: Mark Newcomer, President and Chief Executive Officer (principal executive officer)

Date: May 13, 2026	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

