Form 10-Q
period 2026-06-30
Paysign, Inc.
filed 2026-08-06
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,462,156 shares as of July 30, 2026.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS
Current assets
Cash	$27,372,858	$21,067,651
Restricted cash	149,109,681	143,917,060
Accounts receivable, net	103,167,960	72,191,994
Other receivables	345,228	926,529
Prepaid expenses and other current assets	3,030,661	1,953,717
Total current assets	283,026,388	240,056,951

Fixed assets, net	1,948,202	1,897,892
Intangible assets, net	20,838,025	22,346,213
Goodwill	4,487,637	4,487,637
Operating lease right-of-use asset	5,313,512	5,729,541
Deferred tax asset, net	1,375,842	1,734,969

Total assets	$316,989,606	$276,253,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$97,675,379	$70,542,803
Customer card funding	148,196,011	143,191,068
Operating lease liability, current portion	890,846	751,503
Other liabilities, current portion	1,686,507	1,863,116
Total current liabilities	248,448,743	216,348,490

Operating lease liability, long-term portion	4,819,451	5,273,891
Other liabilities, long-term portion	3,564,666	6,140,651

Total liabilities	256,832,860	227,763,032
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 57,902,271 and 56,021,596 issued at June 30, 2026 and December 31, 2025, respectively	57,902	56,022
Additional paid-in capital	38,163,032	35,503,253
Treasury stock at cost, 1,459,689 and 934,708 shares, respectively	(5,339,254)	(2,148,715)
Retained earnings	27,275,066	15,079,611
Total stockholders’ equity	60,156,746	48,490,171

Total liabilities and stockholders’ equity	$316,989,606	$276,253,203

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Plasma industry	$13,040,540	$10,743,924	$24,789,151	$20,153,804
Pharma industry	14,649,133	7,753,906	30,328,585	16,372,559
Other	562,398	580,523	1,172,759	1,150,139
Total revenues	28,252,071	19,078,353	56,290,495	37,676,502

Cost of revenues	10,355,048	7,323,188	20,174,527	14,230,509

Gross profit	17,897,023	11,755,165	36,115,968	23,445,993

Operating expenses
Selling, general and administrative	8,546,278	8,197,461	17,460,932	15,598,220
Depreciation and amortization	2,339,829	2,120,097	4,975,985	3,921,100
Total operating expenses	10,886,107	10,317,558	22,436,917	19,519,320

Income from operations	7,010,916	1,437,607	13,679,051	3,926,673

Other income
Interest income, net	894,203	605,160	1,695,066	1,367,358

Income before income tax provision	7,905,119	2,042,767	15,374,117	5,294,031
Income tax provision	1,148,582	655,006	3,178,662	1,320,170

Net income	$6,756,537	$1,387,761	$12,195,455	$3,973,861

Net income per share
Basic	$0.12	$0.03	$0.22	$0.07
Diluted	$0.11	$0.02	$0.20	$0.07

Weighted average common shares
Basic	55,864,262	54,228,027	55,265,671	53,903,829
Diluted	61,975,531	57,872,318	61,388,853	56,312,252

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2025	56,021,596	$56,022	$35,503,253	(934,708)	$(2,148,715)	$15,079,611	$48,490,171

Stock issued upon vesting of restricted stock	711,000	711	(711)	–	–	–	–
Stock-based compensation	–	–	1,284,003	–	–	–	1,284,003
Repurchase of shares for tax withholding	–	–	–	(56,247)	(199,677)	–	(199,677)
Net income	–	–	–	–	–	5,438,918	5,438,918

Balance, March 31, 2026	56,732,596	$56,733	$36,786,545	(990,955)	$(2,348,392)	$20,518,529	$55,013,415

Stock issued upon vesting of restricted stock	1,129,675	1,129	(1,129)	–	–	–	–
Exercise of stock options	40,000	40	125,360	–	–	–	125,400
Stock-based compensation	–	–	1,252,256	–	–	–	1,252,256
Shares withheld for employee taxes	–	–	–	(468,734)	(2,990,862)	–	(2,990,862)
Net income	–	–	–	–	–	6,756,537	6,756,537

Balance, June 30, 2026	57,902,271	$57,902	$38,163,032	(1,459,689)	$(5,339,254)	$27,275,066	$60,156,746

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2024	54,358,382	$54,358	$24,632,205	(834,708)	$(1,772,929)	$7,527,998	$30,441,632

Stock issued upon vesting of restricted stock	724,000	724	(724)	–	–	–	–
Stock-based compensation	–	–	672,318	–	–	–	672,318
Repurchase of common stock	–	–	–	(100,000)	(375,786)	–	(375,786)
Issuance of stock in business combination	–	–	5,950,000	–	–	–	5,950,000
Net income	–	–	–	–	–	2,586,100	2,586,100

Balance, March 31, 2025	55,082,382	$55,082	$31,253,799	(934,708)	$(2,148,715)	$10,114,098	$39,274,264

Stock issued upon vesting of restricted stock	86,000	86	(86)	–	–	–	–
Exercise of stock options	177,414	178	591,356	–	–	–	591,534
Stock-based compensation	–	–	954,400	–	–	–	954,400
Net income	–	–	–	–	–	1,387,761	1,387,761

Balance, June 30, 2025	55,345,796	$55,346	$32,799,469	(934,708)	$(2,148,715)	$11,501,859	$42,207,959

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$12,195,455	$3,973,861
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,536,259	1,626,718
Depreciation and amortization	4,975,985	3,921,100
Noncash lease expense	416,029	219,837
Change in fair value of contingent consideration	(990,000)	–
Deferred income taxes, net	359,127	674,512

Changes in operating assets and liabilities:
Accounts receivable	(30,975,966)	(8,691,128)
Other receivables	581,301	554,107
Prepaid expenses and other current assets	(1,076,944)	(164,323)
Accounts payable and accrued liabilities	27,369,982	5,276,312
Operating lease liability	(315,097)	(206,354)
Customer card funding	5,004,943	(9,576,918)
Net cash provided by (used in) operating activities	20,081,074	(2,392,276)

Cash flows from investing activities:
Purchase of fixed assets	(369,687)	(164,913)
Capitalization of internally developed software	(2,741,174)	(4,067,947)
Purchase of intangible assets	(407,246)	(20,675)
Net assets acquired in business combination	–	(2,000,000)
Net cash used in investing activities	(3,518,107)	(6,253,535)

Cash flows from financing activities:
Proceeds from exercise of options	125,400	591,534
Payments on other liability	(2,000,000)	–
Repurchase of shares for tax withholding	(3,190,539)	–
Repurchase of common stock	–	(375,786)
Net cash (used in) provided by financing activities	(5,065,139)	215,748

Net change in cash and restricted cash	11,497,828	(8,430,063)
Cash and restricted cash, beginning of period	164,984,711	122,343,186

Cash and restricted cash, end of period	$176,482,539	$113,913,123

Cash and restricted cash reconciliation:
Cash	$27,372,858	$11,753,184
Restricted cash	149,109,681	102,159,939
Total cash and restricted cash	$176,482,539	$113,913,123

Supplemental cash flow information:

Non-cash assets acquired in business combination	$–	$13,558,637
Non-cash liabilities incurred in business combination	$–	$(7,608,637)
Common stock issued in business combination	$–	$(5,950,000)
Cash paid for taxes	$1,979,355	$379,491

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

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

The CODM regularly assesses the performance of the single operating and reporting segment based on consolidated net income. The CODM reviews expenses at a level consistent with those reported in the Company’s consolidated statements of operations. All significant expense categories are reflected in the consolidated statements of operations. The measure of segment assets is reflected in the consolidated balance sheets as total assets.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at June 30, 2026 and December 31, 2025, respectively.

Restricted Cash – At June 30, 2026 and December 31, 2025, restricted cash consisted of funds held specifically for our card product and pharma patient affordability programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows.

Reimbursement Receivables – At June 30, 2026 and December 31, 2025, accounts receivable included $88,779,628 and $62,366,232, respectively, of customer reimbursement balances of pass-through claims, which are fully offset in accounts payable and accrued liabilities. Accounts receivable also include accruals and trade receivables for program management and processing fees that have terms pursuant to their related contracts.

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

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalents and restricted cash in various bank accounts primarily with one financial institution in the United States, which at times may exceed federally insured limits. If this financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has not experienced any losses, nor does it anticipate any losses with respect to such accounts. At June 30, 2026 and December 31, 2025, the Company had approximately $2,616,488 and $1,427,627, respectively, in excess of federally insured bank account limits. In February of 2024, the Company initiated a program with one of our financial institutions called deposit swapping, where the financial institution utilizes a third-party who is participating in reciprocal deposit networks. This program is an alternative way for our financial institution to offer us full Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits over $250,000. Under this program, deposit networks divide uninsured deposits into smaller units and distribute these monies among participating banks in the network where the monies are fully FDIC insured.

As of June 30, 2026, the Company also had a concentration of accounts receivable risk, one pharma patient affordability customer individually represented 36% of our accounts receivable balance. One pharma patient affordability customer individually represented 31% of our accounts receivable balance on December 31, 2025. These accounts receivable balances relate to pass-through claim reimbursements that have been paid on behalf of the pharma program customers.

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

Goodwill – Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill represents a residual value as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquired company over the fair value of net assets acquired, including contingent consideration. We perform goodwill impairment tests on an annual basis, evaluated at a single reporting unit in the fourth fiscal quarter and between annual tests in certain circumstances. The assessment of fair value for goodwill and purchased intangible assets is based on factors that market participants would use in an orderly transaction in accordance with the accounting guidance for the fair value measurement of non-financial assets.

As of June 30, 2026 and December 31, 2025, goodwill recorded in the condensed consolidated balance sheets totaled $4,487,637, reflecting no change during the three and six months ended June 30, 2026. This goodwill arose from the Company's acquisition of Gamma Innovation LLC on March 19, 2025 (see “Note 2 – ACQUISITION” in the notes to the accompanying condensed consolidated financial statements). The fair value of the Company's reporting unit is estimated using assumptions based on operating results, market conditions, industry trends, and other relevant factors. Changes in these estimates and assumptions could materially affect the determination of fair value and the assessment of goodwill impairment. For the three and six months ended June 30, 2026, management performed a qualitative assessment and concluded that it is more likely than not that goodwill was not impaired.

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

Customer Card Funding – As of June 30, 2026 and December 31, 2025, customer card funding represents funds loaded or available to be loaded on cards for the Company’s card product programs, or funds available to cover reimbursement claims for the Company’s pharma patient affordability programs.

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

The Company's contingent consideration liability is measured at fair value on a recurring basis and is classified within Level 3 of the fair value hierarchy. Changes in fair value of contingent consideration are recorded in the consolidated statements of operations. The fair value is estimated using a Monte Carlo simulation model based on projected revenues, the Company's common stock price, and expected payout scenarios. Significant unobservable inputs include forecasted revenues, revenue volatility, probability of achieving performance targets, and a continuous risk-free discount rate.

During the three and six months ended June 30, 2026, the Company recognized a $990,000 fair value adjustment, recorded as a reduction to selling, general and administrative expense in the condensed consolidated statements of operations, due to a decrease in the fair value of the contingent consideration liability, or earn-out, related to the March 19, 2025 acquisition of substantially all assets of Gamma Innovation LLC. The contingent consideration was classified as a Level 3 liability and was valued at each measurement date using a Monte Carlo simulation model. Significant unobservable inputs included management's projected revenue growth rate for the acquired technologies, a revenue volatility assumption, continuous revenue discount rate, and the Company's common stock price. As of June 30, 2026, management determined that the fair value of the contingent consideration liability was $0. This determination reflects actual revenue through June 30, 2026, which was materially below the level required to achieve the $20.0 million per-tranche revenue thresholds during the remaining earn-out period ending March 19, 2030.

On June 30, 2026, the Company and Gamma Innovation LLC entered into an agreement to terminate the contingent consideration “earn-out” and no further consideration is or will be payable to Gamma Innovation LLC. The termination did not result in any incremental gain or loss, as the liability had already been reduced to $0 in connection with the fair value determination described above. Concurrently with the termination of the contingent consideration, the Company entered into an agreement to grant restricted stock units to an employee who also is the principal owner of Gamma Innovation LLC, contingent upon stockholder approval of an increase in shares authorized under the 2023 Equity Incentive Plan. The Company intends to seek such approval at its next annual meeting, expected to be held on or before June 30, 2027. The Company has determined that no grant date has occurred under ASC 718, Compensation—Stock Compensation, and no compensation cost has been recognized as of June 30, 2026.

The opening and closing balances of the contingent consideration (earn-out) liability are as follows:

Six Months Ended June 30, 2026

Beginning January 1, 2026	$990,000
Change in fair value	(990,000)
Settlement (termination of earn-out)	–
Ending, June 30, 2026	$0

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

The Company generates revenues from plasma card programs through fees generated from cardholder fees and interchange fees. Revenues from pharma programs are generated through card program management fees, transaction claims processing fees, interchange fees, customer support fees and other billable services. Other revenues are generated through cardholder fees, interchange fees, program management fees, load fees, settlement income and breakage. Life science software technology solution revenues, acquired through our Gamma Innovation LLC acquisition, are generated through subscriptions to its cloud-based software platform and related professional services.

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

The portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem are referred to as breakage. In certain card programs where we hold the cardholder funds and expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life; provided that a significant reversal of the amount of breakage revenue recognized is not probable, and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. For each program, we utilize a third party to estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions. The Company accounts for breakage in accordance with Accounting Standards Update (“ASU”) 2016-04, Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards for the recognition of such revenue. Breakage revenue is recorded in other revenue on the consolidated statements of operations and was $75,632 and $187,678 for the three and six months ended June 30, 2026, respectively. Breakage revenue was $54,934 and $156,124 for the three and six months ended June 30, 2025, respectively.

The Company utilizes the remote method of revenue recognition for settlement income whereby the unspent card balances will be recognized as revenue at the expiration of the cards or the respective card program. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation to refund any fees, and the Company does not currently have any obligations for disputed claim settlements. Settlement income was $0 for the three and six months ended June 30, 2026 and $0 for the three and six months ended June 30, 2025.

The Company recognizes revenue from subscription and hosting service arrangements, under which customers receive continuous access to Company-hosted data and software tools, together with related maintenance and support. These arrangements represent single performance obligations satisfied over time, as the services are substantially the same and are transferred to the customer using the same pattern over the applicable contract term. Revenue is recognized ratably over the respective service periods. These revenue streams were not material to the Company's condensed consolidated financial statements for the period presented.

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

In determining the present value of lease payments at lease commencement date, the Company utilizes its incremental borrowing rate based on the information available, unless the rate implicit in the lease is readily determinable. Certain lease contracts include obligations to pay for other services, such as maintenance and repairs. We account for these other services as a non-lease component of the lease and they are not considered when accounting for the lease. The liability for operating leases is based on the present value of future lease payments. Operating lease expenses are recorded as rent expense, which is included within selling, general and administrative expenses within the condensed consolidated statements of operations and presented as operating cash outflows within the condensed consolidated statements of cash flows.

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

Recently Adopted Accounting Pronouncement – In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes – Improvements to Income Tax Disclosures”, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. We adopted ASU 2023-09 effective December 31, 2025 and applied it retrospectively to all periods presented in the financial statements. The adoption resulted in expanded disclosures of the components of the reconciliation between income tax expense and statutory expectations as well as expanded disclosures of income taxes paid. See "Note 11—INCOME TAX" for further information. Because the ASU affects disclosures only, the adoption did not affect the Company’s consolidated statements of operations or consolidated balance sheets.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments — Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods and should be applied prospectively. The Company is currently evaluating the impact that this guidance will have on the Company's consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) –Narrow-Scope Improvements”. The amendments are intended to improve the clarity and navigability of interim reporting requirements within Topic 270 by clarifying when interim reporting guidance applies, enhancing the organization of required interim disclosures and specifying the form and content of interim financial statements. The guidance responds to stakeholder feedback that existing interim reporting requirements were difficult to navigate because of the historical origins and accumulated amendments within Topic 270. ASU 2025-11 adds a disclosure principle requiring entities to disclose events that occur after the end of the most recent annual reporting period that have a material impact on the entity. The amendments also introduce a comprehensive list of required interim disclosures drawn from various codification topics and clarify the presentation requirements for interim financial statements, including condensed financial statements and accompanying footnotes. Importantly, the ASU does not change the fundamental nature of interim reporting nor expand or reduce existing disclosure requirements; rather, it improves clarity and consistency across entities that issue interim financial statements in accordance with GAAP. ASU 2025-11 is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-11 and does not expect the adoption to have a material effect on its consolidated financial statements.

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
(3)

Pursuant to the Asset Purchase Agreement an additional earn-out stock consideration of 500,000 shares of our common stock, up to a total consideration of 2,500,000 shares of our common stock, may be paid upon the achievement of certain gross revenue performance targets for each trailing 12-month period beginning on March 20, 2026 and ending on March 19, 2030. The contingent payable was recorded in other liabilities on the condensed consolidated balance sheets.

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

The estimated fair value of acquired technologies was $10,568,000. Total identifiable intangible assets, including the $503,000 non-compete agreement, were $11,071,000, all of which have finite lives. The fair value of the identifiable intangible assets has been estimated using the income approach by using the multi-period excess earnings method. Under this method, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return. Such assumptions included forecasted revenues, cost of sales and operating expenses, technology obsolescence and weighted average cost of capital. The Company also utilized the cost replacement approach for certain immaterial intangible assets included within the acquired technology stack. The determination of the useful lives for acquired technologies is based upon various industry studies, historical acquisition experience and economic factors. The following table reflects the final estimated acquisition date fair values of the identified intangible assets of Gamma and their respective weighted-average estimated amortization periods:

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

The historical revenue and earnings of Gamma were not material for purposes of presenting pro forma information. Transaction costs associated with this business combination were expensed as incurred and recorded in selling, general and administrative expense in the condensed consolidated statements of operations. These costs totaled $6 thousand and $21 thousand for the three months ended June 30, 2026 and 2025, respectively, and $6 thousand and $129 thousand for the six months ended June 30, 2026 and 2025, respectively.

3.     FIXED ASSETS, NET

Fixed assets consist of the following:

	June 30, 2026	December 31, 2025
Equipment	$2,888,810	$2,830,319
Software	640,407	636,582
Furniture and fixtures	858,708	858,708
Website costs	69,881	69,881
Leasehold improvements	1,074,615	767,244
	5,532,421	5,162,734
Less: accumulated depreciation	(3,584,219)	(3,264,842)
Fixed assets, net	$1,948,202	$1,897,892

Depreciation expense for the three months ended June 30, 2026 and 2025 was $162,413 and $102,672, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $319,377 and $204,519, respectively.

4.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2026	December 31, 2025
Patents and trademarks	$45,433	$38,186
Technology Platform	38,860,252	36,119,080
Customer lists and contracts	1,177,200	1,177,200
Licenses	637,576	237,576
Hosting implementation	43,400	43,400
Contract assets	340,326	340,326
Non-compete agreement	503,000	503,000
Acquired technologies	10,568,000	10,568,000
	52,175,187	49,026,768
Less: accumulated amortization	(31,337,162)	(26,680,555)
Intangible assets, net	$20,838,025	$22,346,213

Intangible assets are amortized over their useful lives ranging from periods of 3 to 30 years. Amortization expense for the three months ended June 30, 2026 and 2025 was $2,177,416 and $2,017,425, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $4,656,608 and $3,716,581, respectively.

5.     LEASE

The Company entered into an operating lease for office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of June 30, 2026, the remaining lease term was 3.9 years and the discount rate used was 6%.

The Company entered into an operating lease for additional office space which became effective in September 2025. The lease term is 7.4 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of June 30, 2026, the remaining lease term was 6.6 years and the discount rate used was 8%.

Operating lease cost included in selling, general and administrative expenses was $395,394 and $760,454 for the three and six months ended June 30, 2026, respectively, including common area maintenance expenses of $72,358 and $147,865, respectively. Operating lease cost included in selling, general and administrative expenses was $189,425 and $378,851 for the three and six months ended June 30, 2025, respectively, including common area maintenance expenses of $33,832 and $70,664, respectively. Cash paid for operating leases was $524,220 and $291,704 for the six months ended June 30, 2026 and 2025, respectively.

Additional information related to the Company’s operating leases was as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term—operating leases	5.6 years	6.0 years
Weighted-average discount rate—operating leases	7%	7%

The following is the lease maturity analysis of our operating leases as of June 30, 2026:

Year ending December 31,
2026 (excluding the six months ended June 30, 2026)	$632,297
2027	1,277,013
2028	1,296,105
2029	1,315,770
2030	962,340
Thereafter	1,516,756
Total lease payments	7,000,281
Less: Imputed interest	(1,289,984)
Present value of future lease payments	5,710,297
Less: current portion of lease liability	(890,846)
Long-term portion of lease liability	$4,819,451

6.     CUSTOMER CARD FUNDING LIABILITY

The Company issues prepaid cards with various provisions for cardholder fees and expiration. The Company recognizes revenue from cardholder transactions and interchange fees when the related performance obligation has been satisfied. Unspent prepaid card balances are recognized as settlement income upon expiration of the applicable cards and the related card programs. Contract liabilities associated with prepaid cards consist of funds loaded on cards and client funds held for future card loading, until such amounts are spent by cardholders or otherwise recognized as revenue by the Company. These contract liabilities are included in customer card funding liability on the condensed consolidated balance sheets. Contract liabilities also include prefunded amounts used to pay pass-through reimbursement amounts in the Company’s patient affordability business.

The opening and closing balances of the Company’s liabilities are as follows:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$143,191,068	$111,328,270
Increase (decrease), net	5,004,943	(9,576,918)
Ending balance	$148,196,011	$101,751,352

The amount of revenue recognized during the three months ended June 30, 2026 and 2025 that was included in the opening contract liability for prepaid cards was $3,463,162 and $2,727,566, respectively.

7.     COMMON STOCK

At June 30, 2026, the Company’s authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 57,902,271 shares of common stock issued and 56,442,582 shares of common stock outstanding. There were no shares of preferred stock outstanding.

Stock-based compensation expense related to Company restricted stock grants for the three and six months ended June 30, 2026 was $1,252,256 and $2,536,259, respectively. Stock-based compensation expense related to Company restricted stock grants for the three and six months ended June 30, 2025 was $954,400 and $1,626,718, respectively.

2026 Transactions – During the three and six months ended June 30, 2026, the Company issued 1,129,675 and 1,840,675 shares of common stock for vested stock awards, respectively. The Company received proceeds of $125,400 for the exercise of stock options.

The Company granted 540,000 restricted stock awards during the three and six months ended June 30, 2026; the weighted average grant date fair value was $6.01. The restricted stock awards granted vest over a period of one to five years.

2025 Transactions – During the three and six months ended June 30, 2025, the Company issued 263,414 and 987,414 shares of common stock, respectively, for vested stock awards and the exercise of stock options. The Company received proceeds of $591,534 from the exercise of stock options.

During the three months ended June 30, 2025, the Company also granted 2,951,000 restricted stock awards, of which 1,366,663 shares are subject to performance-based vesting and service requirements. For the stock awards granted, the weighted average grant date fair value was $2.33 and vest over a period of three years. Awards under performance conditions vest when the Company achieves specific defined earnings target and the employee provides service through each of the vesting periods. The Company expects it is probable that performance targets will be achieved. Compensation costs for performance awards would be reversed if the performance criteria are not met. The Company granted 5,976,000 restricted stock awards, of which 1,366,663 shares are subject to performance-based vesting and service requirements and 2,500,000 are part of the Gamma acquisition (see “Note 2. ACQUISITION” in the notes to the accompanying condensed consolidated financial statements) during the six months ended June 30, 2025; the weighted average grant date fair value was $2.36. The restricted stock awards granted vest over a period of three to five years.

8.     BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$6,756,537	$1,387,761	$12,195,455	$3,973,861
Denominator:
Weighted average common shares:
Denominator for basic calculation	55,864,262	54,228,027	55,265,671	53,903,829
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	1,276,628	923,033	1,169,311	822,717
Unvested restricted stock grants	4,834,641	2,721,258	4,953,871	1,585,706
Denominator for fully diluted calculation	61,975,531	57,872,318	61,388,853	56,312,252
Net income per common share:
Basic	$0.12	$0.03	$0.22	$0.07
Fully diluted	$0.11	$0.02	$0.20	$0.07

The following table sets forth the number of shares of unvested restricted stock excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Anti-dilutive shares:
Stock options	–	–	–	–
Unvested restricted stock awards	–	–	227,403	–

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

The Company entered into an agreement to grant restricted stock units to an employee who also is the principal owner of Gamma Innovation LLC (see “Note 1 – Fair Value of Financial Instruments” in the notes to the accompanying condensed consolidated financial statements).

10.    RELATED PARTY

During the first quarter of 2025, the Company hired an employee who is also the principal owner of a technical consulting corporation engaged by the Company to provide technology, development, and support services to the Company and its customers. The Company recognized related party expenses of $170,860 and $331,693 for the three and six months ended June 30, 2026, respectively, and $79,000 for each of the three and six months ended June 30, 2025. These expenses are included in selling, general and administrative expense in the condensed consolidated statements of operations.

11.    INCOME TAX

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Income before income taxes	$7,905,119	$2,042,767	$15,374,117	$5,294,031
Income tax expense	$1,148,582	$655,006	$3,178,662	$1,320,170
Effective tax rate	14.5%	32.1%	20.7%	24.9%

The effective tax rates for the three months and six months ended June 30, 2026 and June 30, 2025 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the three months and six months ended June 30, 2026 varies from the three months and six months ended June 30, 2025 primarily as a result of tax benefits related to our stock-based compensation.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. As of June 30, 2026 and December 31, 2025, the Company recorded $345,228 in other receivables on the condensed consolidated balance sheet related to U.S. Federal Government refunds.

ITem 2. Management’s discussion and analysis of financial condition and results of operations.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. These Forward-Looking Statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “propose,” “may,” and other similar expressions identify Forward-Looking Statements. Specific forward-looking statements made herein include: our belief that we do not anticipate any losses with respect to accounts with balances exceeding federally insured limits; our expected lease obligations for subsequent years; our belief that our platform can be seamlessly integrated with our clients’ systems; our belief that changes in the estimates and assumptions used to calculate the fair value of our business from year to year could materially affect the determination of fair value and the assessment of goodwill impairment; our conclusion that goodwill impairment for the three and six months ended June 30, 2026 was more likely than not that goodwill was not impaired; our belief that our distinctive positioning allows us to provide end-to end technologies that securely manage transaction processing, cardholder enrollment, value loading, account management, data and analytics, and customer service; our belief that our architecture is known for its cross-platform compatibility, flexibility, and scalability - allowing our clients and partners to leverage these advantages for cost savings and revenue opportunities; our expectation that the adoption of ASU 2025-11 will not have a material effect on our consolidated financial statements; our evaluation of the potential effects of ASU 2024-03 and ASU 2025-06 on our consolidated financial statements and related disclosures; our evaluation of the impact that ASU 2025-05 will have on our consolidated financial statements and related disclosures; our focus of our marketing efforts on corporate incentive and expense prepaid card products in various market verticals, including but not limited to, general corporate expense, healthcare related markets including patient affordability solutions, clinical trials and donor compensation, loyalty rewards and incentive cards; our principal target markets for processing services, including prepaid card issuers, retail and private-label issuers, small third-party processors and small and mid-size financial institutions in the United States and Mexico; our plan for 2026 to continue to invest additional funds in technology improvements, sales and marketing, cybersecurity, fraud, customer service, and regulatory compliance; if a certain financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit and if we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected; our belief that from time to time we evaluate raising capital to enable us to diversify into new market verticals; our belief that if we do not raise new capital, that we will still be able to support our existing business and expand into new vertical markets using internally generated funds; our belief that the plasma market appears to have returned to normalized growth following elevated plasma inventory levels experienced throughout much of 2025; our belief that the following measures are the primary indicators of our quarterly and annual revenues: gross dollar volume loaded on cards and conversion rates on gross dollar volume loaded on cards; our belief that the following are also key performance indicators: revenues, gross profit, operational expenses as a percentage of revenues, and cardholder participation; our belief that our available cash on hand, excluding restricted cash, together with our forecast for revenues and cash flows for the remainder of 2026 and through the second quarter of 2028, will be sufficient to sustain our operations for the next twenty-four months; our belief, based on recent SEC filings, that we have not discovered any issues that would cause us to alter our bank relationships; we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business and an adverse result in these or other matters may arise from time to time that may harm our business; third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints; our intention to seek stockholder approval at our next annual meeting, expected to be held on or before June 30, 2027, for an increase in shares authorized under the 2023 Equity Incentive Plan; our expectation that it is probable that certain performance targets related to performance-based awards will be achieved; and our expectation that the stock repurchase program will remain available over a 36-month period expiring May 7, 2029. In the normal course of our business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain, or may contain, forward-looking statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. In addition, any statements that refer to expectations, projections, estimates, forecasts, or other characterizations of future events or circumstances are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the Forward-Looking Statements. Such important factors (“Important Factors”) and other factors are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in other reports filed with the Securities and Exchange Commission (the “SEC”) from time to time. All prior and subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward-Looking Statement made by or on behalf of us. You are cautioned not to place undue reliance on these Forward-Looking Statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these Forward-Looking Statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the SEC.

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

In addition to our payment solutions, we also offer life science technology solutions targeting blood and plasma collection organizations. These software solutions are marketed under the Apherion™ brand, and we derive our revenue from licensing, hosting, and professional service fees.

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

Our revenues include fees generated from cardholder fees, interchange, card program management fees, transaction claims processing fees, software license fees, breakage and settlement income. Revenue from cardholder fees, interchange, card program management fees and transaction claims processing fees is recorded when the performance obligation is fulfilled. Software license fees are recorded ratably over the license period. Breakage is recorded ratably over the estimated card life based on historical redemption patterns, market-specific trends, escheatment rules, and existing economic conditions and relates solely to our open-loop gift card business which began at the end of 2022 and is recorded under other revenue on the condensed consolidated statements of operations. Settlement income is recorded at the expiration of the card or card program and relates primarily to our corporate incentive programs which is also recorded under other revenue on the condensed consolidated statements of operations.

The industry generally has two categories for our prepaid debit cards: (1) corporate and consumer reloadable cards and (2) non-reloadable cards.

Reloadable Cards: These types of cards are generally classified as payroll or considered general purpose reloadable (“GPR”) cards. Payroll cards are issued by an employer to an employee to allow the employee to access payroll amounts that are deposited into an account linked to their card. GPR cards can also be issued to a consumer at a retail location or mailed to a consumer after completing an online application. GPR cards can be reloaded multiple times with a consumer’s payroll, government benefit, a federal or state tax refund or through cash reload networks located at retail locations. Reloadable cards are generally open-loop cards as described below.

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

We have devoted more extensive resources to sales and marketing activities as we have added essential personnel to our marketing, sales and support teams. We market our Paysign payment solutions through direct marketing by the Company’s sales team. Our primary market focus is on companies that require a streamlined payment solution for rewards, rebates, payment assistance, and other payments to their customers, employees, agents and others. To reach these markets, we focus our sales efforts on direct contact with our target market and attendance at various industry-specific conferences. We may, at times, utilize independent contractors who make direct sales and are paid commissions and/or restricted stock awards. We market our Paysign premier product through existing communication channels to a targeted segment of our existing cardholders, as well as to a broad group of individuals, ranging from non-banked to fully banked consumers with a focus on long-term users of our product.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

The following table summarizes our condensed consolidated financial results for the three months ended June 30, 2026 in comparison to the three months ended June 30, 2025:

	Three Months Ended June 30, 2026, (Unaudited)		Variance
	2026	2025	$	%
Revenues
Plasma industry	$13,040,540	$10,743,924	$2,296,616	21.4%
Pharma industry	14,649,133	7,753,906	6,895,227	88.9%
Other	562,398	580,523	(18,125)	(3.1%	)
Total revenues	28,252,071	19,078,353	9,173,718	48.1%
Cost of revenues	10,355,048	7,323,188	3,031,860	41.4%
Gross profit	17,897,023	11,755,165	6,141,858	52.2%
Gross margin %	63.3%	61.6%

Operating expenses
Selling, general and administrative	8,546,278	8,197,461	348,817	4.3%
Depreciation and amortization	2,339,829	2,120,097	219,732	10.4%
Total operating expenses	10,886,107	10,317,558	568,549	5.5%
Income from operations	$7,010,916	$1,437,607	$5,573,309	387.7%

Other income	$894,203	$605,160	$289,043	47.8%

Net income	$6,756,537	$1,387,761	$5,368,776	386.9%
Net margin %	23.9%	7.3%

The increase in total revenues of $9,173,718 for the three months ended June 30, 2026 compared to the same period in the prior year consisted primarily of a $2,296,616 increase in plasma revenue, a $6,895,227 increase in pharma revenue and a $18,125 decrease in other revenue. The increase in plasma revenue was primarily due to an increase in plasma donations and dollars loaded to cards as the market appears to have returned to normalized growth following elevated plasma inventory levels experienced throughout much of 2025, offset by the reduction of 46 net plasma centers during the prior twelve-month period as existing customers closed underperforming plasma centers and one customer sold their plasma centers to a company utilizing another payment provider. The increase in pharma revenue was primarily due to the financial benefit of 51 net pharma patient affordability programs launched during the prior twelve-month period, and a corresponding increase in monthly management fees, setup fees, claim processing fees and other billable services such as dynamic business rules and call center support. For the three months ended June 30, 2026 the number of claims processed increased approximately 54% compared to the same period in the prior year.

Cost of revenues for the three months ended June 30, 2026 increased $3,031,860 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, call center support, program implementation and sales and commission expense. The increase in cost of revenues consisted primarily of (i) increased call center support expense of approximately $784,000 associated primarily with the growth in our plasma and pharma patient affordability businesses, a new customer service contact center that opened in the fourth quarter of 2025, wage inflation pressures, a tight labor market and increased benefit costs; (ii) increased sales and commission expense of approximately $249,000 related to the increase in overall revenue for programs in which we pay commission expenses; and (iii) increased network and network related fees of approximately $2,241,000 associated with an increase in plasma donations and dollars loaded to cards and 51 net pharma patient affordability programs. These increases were offset by a decrease in plastics, collateral and postage of approximately $158,000 and other costs of approximately $85,000.

Gross profit for the three months ended June 30, 2026 increased $6,141,858 compared to the same period in the prior year resulting primarily from the launch of an additional 51 net pharma patient affordability programs during the prior twelve-month period, and a corresponding increase in setup fees, monthly management fees, claim processing fees and other billable fees. Gross profit also benefited from an increase in plasma donations and dollars loaded to cards over the prior twelve-month period, and corresponding revenue and beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. The increase in gross profit was offset by increased costs from network fees, third-party service providers, sales commission expense and customer service costs mentioned above, primarily driven by the overall growth in our business. The increase in gross margin resulted primarily from a greater contribution of total revenue from our pharma patient affordability business which has higher gross profit margins than our other businesses.

Selling, general and administrative expenses for the three months ended June 30, 2026 increased $348,817 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $573,000 due to continued hiring to support our growth, a tight labor market and increased benefit costs; (ii) stock-based compensation of approximately $298,000 related to the issuance of restricted stock units for new hires and employee retention; (iii) technologies and telecom expense of approximately $175,000 primarily related to ongoing platform security investments; (iv) general expenses of approximately $93,000 primarily related to rent, conferences, deliveries and employee education; (v) other expenses of approximately $186,000 primarily related to insurance and outside professional services associated with the company’s SOX 404(b) readiness; and (vi) a decrease in capitalized platform development costs of approximately $15,000. The rise in costs was offset by a one-time gain on the fair value of our contingent consideration (earn-out) of approximately $990,000 associated with the Gamma Innovation LLC (“Gamma”) acquisition that closed on March 19, 2025 (see “Note 1 – Fair Value of Financial Instruments” in the notes to the accompanying condensed consolidated financial statements).

Depreciation and amortization expense for the three months ended June 30, 2026 increased $219,732 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets from our Gamma acquisition, continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform and employment growth.

For the three months ended June 30, 2026, we recorded income from operations of $7,010,916 representing an improvement of $5,573,309 compared to income from operations of $1,437,607 during the same period in the prior year related to the aforementioned factors.

Other income for the three months ended June 30, 2026 increased $289,043 primarily due to higher average bank account balances offset by the implied interest expense related to future cash payments for the Gamma acquisition of $100,523 and slightly lower interest rates.

At June 30, 2026, our income tax expense for federal, state and local taxes totaled $1,148,582, representing an effective tax rate of 14.5%. At June 30, 2025, our income tax provision was $655,006, representing an effective tax rate of 32.1%. Both rates were based on our net operating income adjusted for discrete items that occurred within the quarter and tax benefits related to our stock-based compensation. The significant driver in the discrete item adjustment primarily related to the increase in stock price at June 30, 2026 when compared to the same period in the prior year.

The net income for the three months ended June 30, 2026 was $6,756,537, an improvement of $5,368,776 compared to the net income of $1,387,761 for the three months ended June 30, 2025. The overall change in net income relates to the aforementioned factors.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

The following table summarizes our condensed consolidated financial results for the six months ended June 30, 2026 in comparison to the six months ended June 30, 2025:

	Six Months Ended June 30, 2026, (Unaudited)		Variance
	2026	2025	$	%
Revenues
Plasma industry	$24,789,151	$20,153,804	$4,635,347	23.0%
Pharma industry	30,328,585	16,372,559	13,956,026	85.2%
Other	1,172,759	1,150,139	22,620	2.0%
Total revenues	56,290,495	37,676,502	18,613,993	49.4%
Cost of revenues	20,174,527	14,230,509	5,944,018	41.8%
Gross profit	36,115,968	23,445,993	12,669,975	54.0%
Gross margin %	64.2%	62.2%

Operating expenses
Selling, general and administrative	17,460,932	15,598,220	1,862,712	11.9%
Depreciation and amortization	4,975,985	3,921,100	1,054,885	26.9%
Total operating expenses	22,436,917	19,519,320	2,917,597	14.9%
Income from operations	$13,679,051	$3,926,673	$9,752,378	248.4%

Other income	$1,695,066	$1,367,358	$327,708	24.0%

Net income	$12,195,455	$3,973,861	$8,221,594	206.9%
Net margin %	21.7%	10.5%

The increase in total revenues of $18,613,993 for the six months ended June 30, 2026 compared to the same period in the prior year consisted primarily of a $4,635,347 increase in plasma revenue, a $13,956,026 increase in pharma revenue and a $22,620 increase in other revenue. The increase in plasma revenue was primarily due to an increase in plasma donations and dollars loaded to cards as the market appears to have returned to normalized growth following elevated plasma inventory levels experienced throughout much of 2025, offset by the reduction of 46 net plasma centers during the prior twelve-month period as existing customers closed underperforming plasma centers and one customer sold their plasma centers to a company utilizing another payment provider. The increase in pharma revenue was primarily due to the financial benefit of 51 net pharma patient affordability programs launched during the prior twelve-month period, and a corresponding increase in monthly management fees, setup fees, claim processing fees and other billable services such as dynamic business rules and call center support. For the six months ended June 30, 2026 the number of claims processed increased approximately 52% compared to the same period in the prior year.

Cost of revenues for the six months ended June 30, 2026 increased $5,944,018 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, call center support, program implementation and sales and commission expense. The increase in cost of revenues consisted primarily of (i) increased call center support expense of approximately $1,685,000 associated primarily with the growth in our plasma and pharma patient affordability businesses, a new customer service contact center that opened in the fourth quarter of 2025, wage inflation pressures, a tight labor market and increased benefit costs; (ii) increased sales and commission expense of approximately $515,000 related to the increase in overall revenue for programs in which we pay commission expenses; and (iii) increased network and network related fees of approximately $4,009,000 associated with an increase in plasma donations and dollars loaded to cards and the addition of 51 net pharma patient affordability programs. These increases were offset by a decrease in plastics, collateral and postage of approximately $156,000 and bad debt of approximately $109,000.

Gross profit for the six months ended June 30, 2026 increased $12,669,975 compared to the same period in the prior year resulting primarily from the launch of an additional 51 net pharma patient affordability programs during the prior twelve-month period, and a corresponding increase in setup fees, monthly management fees, claim processing fees and other billable fees. Gross profit also benefited from an increase in plasma donations and dollars loaded to cards over the prior twelve-month period, and corresponding revenue and beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. The increase in gross profit was offset by increased costs from network fees, third-party service providers, sales commission expense and customer service costs mentioned above, primarily driven by the overall growth in our business. The increase in gross margin resulted primarily from a greater contribution of total revenue from our pharma patient affordability business which has higher gross profit margins than our other businesses.

Selling, general and administrative expenses for the six months ended June 30, 2026 increased $1,862,712 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $753,000 due to continued hiring to support our growth, a tight labor market and increased benefit costs; (ii) stock-based compensation of approximately $910,000 related to the issuance of restricted stock units for new hires and employee retention; (iii) technologies and telecom expense of approximately $255,000 primarily related to ongoing platform security investments; (iv) general expenses of approximately $130,000 primarily related to rent, conferences, deliveries, merger and acquisition costs and employee education; (v) other expenses of approximately $256,000 primarily related to insurance and outside professional services associated with the company’s SOX 404(b) readiness; (vi) travel and entertainment of approximately $75,000; and (vii) a decrease in capitalized platform development costs of approximately $475,000. The rise in costs was offset by a one-time gain on the fair value of our contingent consideration (earn-out) of approximately $990,000 associated with the Gamma Innovation LLC (“Gamma”) acquisition that closed on March 19, 2025 (see “Note 1 – Fair Value of Financial Instruments” in the notes to the accompanying condensed consolidated financial statements).

Depreciation and amortization expense for the six months ended June 30, 2026 increased $1,054,885 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets from our Gamma acquisition, continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform and employment growth.

For the six months ended June 30, 2026, we recorded income from operations of $13,679,051 representing an improvement of $9,752,378 compared to income from operations of $3,926,673 during the same period in the prior year related to the aforementioned factors.

Other income for the six months ended June 30, 2026 increased $327,708 primarily due to higher average bank account balances offset by the implied interest expense related to future cash payments for the Gamma acquisition of $237,407 and slightly lower interest rates.

At June 30, 2026, our income tax expense for federal, state and local taxes totaled $3,178,662, representing an effective tax rate of 20.7%. At June 30, 2025, our income tax provision was $1,320,170, representing an effective tax rate of 24.9%. Both rates were based on our net operating income adjusted for discrete items that occurred within the quarter and tax benefits related to our stock-based compensation. The significant driver in the discrete item adjustment primarily related to the increase in stock price at June 30, 2026 when compared to the same period in the prior year.

The net income for the six months ended June 30, 2026 was $12,195,455, an improvement of $8,221,594 compared to the net income of $3,973,861 for the six months ended June 30, 2025. The overall change in net income relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews several metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards: Represents the total dollar volume of funds loaded to all our prepaid card programs. Our gross dollar volume loaded on cards was $546 million and $440 million for the three months ended June 30, 2026 and 2025, respectively. Our gross dollar volume loaded on cards was $1,071 million and $847 million for the six months ended June 30, 2026 and 2025, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs. The year over year increase reflects an increase in loads we are experiencing in our plasma programs as the market appears to have returned to normalized growth following elevated plasma inventory levels experienced throughout much of 2025, in addition to growth in our pharma patient affordability program and other prepaid programs.

Conversion Rates on Gross Dollar Volume Loaded on Cards: Represents revenues, gross profit or net income (loss) conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income (loss), respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income (loss). Our total revenue conversion rates for the three months ended June 30, 2026 and 2025 were 5.17 % or 517 basis points (“bps”), and 4.34% or 434 basis points, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended June 30, 2026 and 2025 were 3.28% or 328 bps, and 2.67% or 267 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the three months ended June 30, 2026 and 2025 were 1.24% or 124 bps, and 0.32% or 32 bps, respectively, of gross dollar volume loaded on cards.

Our total revenue conversion rates for the six months ended June 30, 2026 and 2025 were 5.26% or 526 bps, and 4.45% or 445 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the six months ended June 30, 2026 and 2025 were 3.38% or 338 bps, and 2.77% or 277 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the six months ended June 30, 2026 and 2025 were 1.14% or 114 bps, and 0.47% or 47 bps, respectively, of gross dollar volume loaded on cards.

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

“EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization expense and “Adjusted EBITDA” reflects the adjustment to EBITDA to exclude stock-based compensation expense and change in fair value of contingent consideration. A reconciliation of net income to Adjusted EBITDA is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of Adjusted EBITDA to net income:
Net income	$6,756,537	$1,387,761	$12,195,455	$3,973,861
Income tax provision	1,148,582	655,006	3,178,662	1,320,170
Interest income, net	(894,203)	(605,160)	(1,695,066)	(1,367,358)
Depreciation and amortization	2,339,829	2,120,097	4,975,985	3,921,100
EBITDA	9,350,745	3,557,704	18,655,036	7,847,773
Stock-based compensation	1,252,256	954,400	2,536,259	1,626,718
Change in fair value of contingent consideration	(990,000)	–	(990,000)	–
Adjusted EBITDA	$9,613,001	$4,512,104	$20,201,295	$9,474,491

“EBITDA margin” is defined as earnings before interest, income taxes, depreciation and amortization expense as a percentage of the Company’s revenue and “Adjusted EBITDA margin” reflects the adjustment to EBITDA margin to exclude stock-based compensation expense and change in fair value of contingent consideration as a percentage of revenue. A reconciliation of net income margin to Adjusted EBITDA margin is provided in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Reconciliation of adjusted EBITDA margin to net income margin:
Net income margin	23.9%		7.3%		21.7%		10.5%
Income tax provision	4.1%		3.4%		5.6%		3.5%
Interest income, net	(3.2%	)	(3.2%	)	(3.0%	)	(3.6%	)
Depreciation and amortization	8.3%		11.1%		8.8%		10.4%
EBITDA margin	33.1%		18.6%		33.1%		20.8%
Stock-based compensation	4.4%		5.0%		4.5%		4.3%
Change in fair value of contingent consideration	(3.5%	)	–		(1.8%	)	–
Adjusted EBITDA margin	34.0%		23.7%		35.9%		25.1%

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Six Months Ended June 30, (Unaudited)
	2026	2025
Net cash provided by (used in) operating activities	$20,081,074	$(2,392,276)
Net cash used in investing activities	(3,518,107)	(6,253,535)
Net cash (used in) provided by financing activities	(5,065,139)	215,748
Net increase (decrease) in cash and restricted cash	$11,497,828	$(8,430,063)

Comparison of Six Months Ended June 30, 2026 and 2025

During the six months ended June 30, 2026 and 2025, we financed our operations through internally generated funds.

Operating activities provided $20,081,074 of cash as of June 30, 2026, an increase of $22,473,350 compared to the same period in the prior year. This change in cash flow compared to the change in cash flow in the prior period is primarily due to net increases in operating assets and liabilities. The changes in accounts receivable, accounts payable, and customer card funding, a net increase of $14,390,693, are primarily related to the growth in our pharma patient affordability business and timing of pass-through payments as we are invoiced by third-party service providers at the end of the period and are due monies from our pharma patient affordability customers to cover these third-party payables. The increase in cash flow from operating activities was also attributed to an increase in net income and non-cash adjustments for depreciation and amortization, deferred income tax, stock-based compensation and lease expense; offset by an increase in gain in fair value of contingent consideration and prepaid expenses and other current assets.

We used net cash in investing activities during the six months ended June 30, 2026 and 2025 of $3,518,107 and $6,253,535, respectively. For the six months ended June 30, 2026, cash used for investing activities was primarily attributable to an increase in licenses, fixed assets and capitalization of internally developed software as we continue to invest in our technology platform. For the six months ended June 30, 2025, $4,253,535 in cash was used for investing activities primarily attributable to an increase in licenses, fixed assets and capitalization of internally developed software as we continue to invest in our technology platform. The remaining amount of $2,000,000 was used for the initial purchase consideration payment related to the Company’s Gamma acquisition.

For the six months ended June 30, 2026, financing activities resulted in a net cash outflow of $5,065,139, driven primarily by a $2,000,000 contract liability payment related to the Company’s acquisition of Gamma. The remainder reflects taxes paid in connection with the net settlement of vested equity awards, for which 524,981 shares of common stock were withheld at a weighted average price of $6.08 per share, offset by $125,400 in stock option proceeds. For the comparable prior-year period ended June 30, 2025, financing activities resulted in a net cash inflow of $215,748, attributable to $591,534 of stock option proceeds, offset by the repurchase of 100,000 shares of common stock at a weighted average price of $3.76 per share.

Our significant contractual cash requirements also include ongoing payments for lease liabilities and acquisition. For additional information regarding our cash commitments and contractual obligations, see “Note 2 – ACQUISITION” and “Note 5 – LEASE” in the notes to the accompanying condensed consolidated financial statements.

Sources of Liquidity

At June 30, 2026, our available cash on hand, excluding restricted cash was $27,372,858, an increase of $15,619,674 compared to the same period in the prior year, driven primarily by improvements in our operating results. We believe this cash position, together with our forecast for revenues and cash flows for the remainder of 2026 and through the second quarter of 2028, will be sufficient to sustain our operations for the next twenty-four months. In light of the recent bank failures, we continue to monitor the health and soundness of our bank relationships through publicly available information. Based on recent SEC filings, we have not discovered any issues that would cause us to alter our bank relationships.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2026, we did not issue shares of common stock that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2026 – April 30, 2026	–	–	–	$5,000,000
May 1, 2026 – May 31, 2026	–	–	–	5,000,000
June 1, 2026 – June 30, 2026	–	–	–	5,000,000
Total	–	–	–	$5,000,000

(1)	On May 8, 2026, our Board authorized a stock repurchase program to repurchase up to $5 million of our common stock, subject to certain conditions, in the open market, in privately negotiated transactions, or by other means in compliance with Rule 10b-18 under the Exchange Act, over a 36-month period expiring May 7, 2029.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

PAYSIGN, INC.

Date: August 6, 2026	/s/ Mark Newcomer
By: Mark Newcomer, President and Chief Executive Officer (principal executive officer)

Date: August 6, 2026	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

