Form 10-Q
period 2026-09-30
Paysign, Inc.
filed 2026-11-10
CIK 1496443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,854,334 shares as of Nov 4, 2026.

PAYSIGN, INC.

FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS
Current assets
Cash	$34,539,557	$21,067,651
Restricted cash	201,794,157	143,917,060
Accounts receivable, net	75,773,472	72,191,994
Other receivables	345,228	926,529
Prepaid expenses and other current assets	2,472,213	1,953,717
Total current assets	314,924,627	240,056,951

Fixed assets, net	1,846,519	1,897,892
Intangible assets, net	19,636,361	22,346,213
Goodwill	4,487,637	4,487,637
Operating lease right-of-use asset	5,100,712	5,729,541
Deferred tax asset, net	1,478,334	1,734,969

Total assets	$347,474,190	$276,253,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$69,449,438	$70,542,803
Customer card funding	200,820,880	143,191,068
Operating lease liability, current portion	910,585	751,503
Other liabilities, current portion	1,788,992	1,863,116
Total current liabilities	272,969,895	216,348,490

Operating lease liability, long-term portion	4,584,867	5,273,891
Other liabilities, long-term portion	3,564,666	6,140,651

Total liabilities	281,119,428	227,763,032
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	–	–
Common stock; $0.001 par value; 150,000,000 shares authorized, 58,513,071 and 56,021,596 issued at September 30, 2026 and December 31, 2025, respectively	58,513	56,022
Additional paid-in capital	39,626,439	35,503,253
Treasury stock at cost, 1,675,203 and 934,708 shares, respectively	(7,340,950)	(2,148,715)
Retained earnings	34,010,760	15,079,611
Total stockholders’ equity	66,354,762	48,490,171

Total liabilities and stockholders’ equity	$347,474,190	$276,253,203

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Plasma industry	$13,826,621	$12,860,478	$38,615,772	$33,014,282
Pharma industry	16,620,579	7,920,604	46,949,164	24,293,163
Other	352,958	815,396	1,525,717	1,965,535
Total revenues	30,800,158	21,596,478	87,090,653	59,272,980

Cost of revenues	10,880,300	9,446,089	31,054,827	23,676,598

Gross profit	19,919,858	12,150,389	56,035,826	35,596,382

Operating expenses
Selling, general and administrative	10,291,131	8,378,018	27,752,063	23,976,238
Depreciation and amortization	2,309,103	2,190,420	7,285,088	6,111,520
Total operating expenses	12,600,234	10,568,438	35,037,151	30,087,758

Income from operations	7,319,624	1,581,951	20,998,675	5,508,624

Other income
Interest income, net	870,573	663,666	2,565,639	2,031,024

Income before income tax provision	8,190,197	2,245,617	23,564,314	7,539,648
Income tax provision	1,454,503	30,482	4,633,165	1,350,652

Net income	$6,735,694	$2,215,135	$18,931,149	$6,188,996

Net income per share
Basic	$0.12	$0.04	$0.34	$0.11
Diluted	$0.11	$0.04	$0.30	$0.10

Weighted average common shares
Basic	56,703,842	54,797,527	56,000,291	54,205,002
Diluted	62,719,220	61,770,520	62,368,383	58,955,421

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2025	56,021,596	$56,022	$35,503,253	(934,708)	$(2,148,715)	$15,079,611	$48,490,171

Stock issued upon vesting of restricted stock	711,000	711	(711)	–	–	–	–
Stock-based compensation	–	–	1,284,003	–	–	–	1,284,003
Shares withheld for employee taxes	–	–	–	(56,247)	(199,677)	–	(199,677)
Net income	–	–	–	–	–	5,438,918	5,438,918

Balance, March 31, 2026	56,732,596	$56,733	$36,786,545	(990,955)	$(2,348,392)	$20,518,529	$55,013,415

Stock issued upon vesting of restricted stock	1,129,675	1,129	(1,129)	–	–	–	–
Exercise of stock options	40,000	40	125,360	–	–	–	125,400
Stock-based compensation	–	–	1,252,256	–	–	–	1,252,256
Shares withheld for employee taxes	–	–	–	(468,734)	(2,990,862)	–	(2,990,862)
Net income	–	–	–	–	–	6,756,537	6,756,537

Balance, June 30, 2026	57,902,271	$57,902	$38,163,032	(1,459,689)	$(5,339,254)	$27,275,066	$60,156,746

Stock issued upon vesting of restricted stock	581,000	581	(581)	–	–	–	–
Exercise of stock options	29,800	30	108,240	–	–	–	108,270
Stock-based compensation	–	–	1,355,748	–	–	–	1,355,748
Shares withheld for employee taxes	–	–	–	(215,514)	(2,001,696)	–	(2,001,696)
Net income	–	–	–	–	–	6,735,694	6,735,694

Balance, September 30, 2026	58,513,071	$58,513	$39,626,439	(1,675,203)	$(7,340,950)	$34,010,760	$66,354,762

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, December 31, 2024	54,358,382	$54,358	$24,632,205	(834,708)	$(1,772,929)	$7,527,998	$30,441,632

Stock issued upon vesting of restricted stock	724,000	724	(724)	–	–	–	–
Stock-based compensation	–	–	672,318	–	–	–	672,318
Repurchase of common stock	–	–	–	(100,000)	(375,786)	–	(375,786)
Issuance of stock in business combination	–	–	5,950,000	–	–	–	5,950,000
Net income	–	–	–	–	–	2,586,100	2,586,100

Balance, March 31, 2025	55,082,382	55,082	31,253,799	(934,708)	(2,148,715)	10,114,098	39,274,264

Stock issued upon vesting of restricted stock	86,000	86	(86)	–	–	–	–
Exercise of stock options	177,414	178	591,356	–	–	–	591,534
Stock-based compensation	–	–	954,400	–	–	–	954,400
Net income	–	–	–	–	–	1,387,761	1,387,761

Balance, June 30, 2025	55,345,796	55,346	32,799,469	(934,708)	(2,148,715)	11,501,859	42,207,959

Stock issued upon vesting of restricted stock	603,000	603	(603)	–	–	–	–
Exercise of stock options	28,800	29	69,091	–	–	–	69,120
Stock-based compensation	–	–	1,265,591	–	–	–	1,265,591
Net income	–	–	–	–	–	2,215,135	2,215,135

Balance, September 30, 2025	55,977,596	$55,978	$34,133,548	(934,708)	$(2,148,715)	$13,716,994	$45,757,805

See accompanying notes to unaudited condensed consolidated financial statements.

PAYSIGN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$18,931,149	$6,188,996
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,892,007	2,892,309
Depreciation and amortization	7,285,088	6,111,520
Noncash lease expense	628,829	385,529
Change in fair value of contingent consideration	(990,000)	–
Deferred income taxes, net	256,635	1,012,467

Changes in operating assets and liabilities:
Accounts receivable	(3,581,478)	(17,005,175)
Other receivables	581,301	954,982
Prepaid expenses and other current assets	(518,496)	(208,131)
Accounts payable and accrued liabilities	(753,474)	5,372,312
Operating lease liability	(529,942)	(377,257)
Customer card funding	57,629,812	(967,381)
Net cash provided by operating activities	82,831,431	4,360,171

Cash flows from investing activities:
Purchase of fixed assets	(424,870)	(618,469)
Capitalization of internally developed software	(3,691,746)	(5,734,468)
Purchase of intangible assets	(407,247)	(83,402)
Net assets acquired in business combination	–	(2,000,000)
Net cash used in investing activities	(4,523,863)	(8,436,339)

Cash flows from financing activities:
Proceeds from exercise of options	233,670	660,654
Payments on other liability	(2,000,000)	–
Repurchase of shares for tax withholding	(5,192,235)	–
Repurchase of common stock	–	(375,786)
Net cash (used in) provided by financing activities	(6,958,565)	284,868

Net change in cash and restricted cash	71,349,003	(3,791,300)
Cash and restricted cash, beginning of period	164,984,711	122,343,186

Cash and restricted cash, end of period	$236,333,714	$118,551,886

Cash and restricted cash reconciliation:
Cash	$34,539,557	$7,529,047
Restricted cash	201,794,157	111,022,839
Total cash and restricted cash	$236,333,714	$118,551,886

Supplemental cash flow information:

Non-cash assets acquired in business combination	$–	$13,558,637
Non-cash liabilities incurred in business combination	$–	$(7,608,637)
Common stock issued in business combination	$–	$(5,950,000)
Right-of-use assets obtained in exchange for new operating lease liabilities, net	$–	$3,528,404
Cash paid for taxes	$3,912,658	$389,991

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

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Subsequent Events – The Company discloses subsequent events that provide evidence about conditions that did not change the condensed consolidated financial statements at the balance sheet date but have a significant effect on the financial statements at the time of occurrence or on future operations of the Company (see “Note 12 – SUBSEQUENT EVENTS” in the notes to the accompanying condensed consolidated financial statements).

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

Reclassifications – Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, total assets, total liabilities, stockholders’ equity, or cash flows from operating activities.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents for the purposes of the statement of cash flows. The Company had no cash equivalents at September 30, 2026 and December 31, 2025, respectively.

Restricted Cash – At September 30, 2026 and December 31, 2025, restricted cash consisted of funds held specifically for our card product and pharma patient affordability programs that are contractually restricted to use. The Company includes changes in restricted cash balances with cash and cash equivalents when reconciling the beginning and ending total amounts in our condensed consolidated statements of cash flows. These funds are restricted to the settlement of cardholder transactions and payment of eligible patient affordability program obligations and are not available for general corporate purposes.

Reimbursement Receivables – At September 30, 2026 and December 31, 2025, accounts receivable included $59,076,344 and $62,243,773, respectively, of amounts due from patient affordability clients for reimbursement of pass-through claims. The Company records an equal and corresponding liability for amounts owed to third-party claims processors for these claims within accounts payable and accrued liabilities. These receivables and payables are presented on a gross basis.

The Company evaluates expected credit losses on accounts receivable under ASC 326. For eligible short-term receivables, the Company applies the practical expedient under ASU 2025-05, which assumes that conditions existing at the balance sheet date remain unchanged over the remaining life of the receivables. The Company considers historical collection experience, receivable aging, and current conditions in estimating expected credit losses. Based on its assessment, the Company determined that expected credit losses were immaterial and, therefore, no allowance was recorded.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. The Company maintains its cash and cash equivalents and restricted cash in various bank accounts primarily with one financial institution in the United States, which at times may exceed federally insured limits. If this financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. The Company has not experienced any losses, nor does it anticipate any losses with respect to such accounts. At September 30, 2026 and December 31, 2025, the Company had approximately $1,277,904 and $1,427,627, respectively, in excess of federally insured bank account limits. In February of 2024, the Company initiated a program with one of our financial institutions called deposit swapping, where the financial institution utilizes a third-party who is participating in reciprocal deposit networks. This program is an alternative way for our financial institution to offer us full Federal Deposit Insurance Corporation (“FDIC”) insurance on deposits over $250,000. Under this program, deposit networks divide uninsured deposits into smaller units and distribute these monies among participating banks in the network where the monies are fully FDIC insured.

As of September 30, 2026, the Company also had a concentration of accounts receivable risk. Two pharma patient affordability customers individually represented 14% and 10% of our accounts receivable balance, respectively. One pharma patient affordability customer individually represented 31% of our accounts receivable balance on December 31, 2025. These accounts receivable balances relate to pass-through claim reimbursements that have been paid on behalf of the pharma program customers.

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

As of September 30, 2026 and December 31, 2025, goodwill recorded in the condensed consolidated balance sheets totaled $4,487,637, reflecting no change during the three and nine months ended September 30, 2026. This goodwill arose from the Company's acquisition of Gamma Innovation LLC on March 19, 2025 (see “Note 2 – ACQUISITION” in the notes to the accompanying condensed consolidated financial statements). The fair value of the Company's reporting unit is estimated using assumptions based on operating results, market conditions, industry trends, and other relevant factors. Changes in these estimates and assumptions could materially affect the determination of fair value and the assessment of goodwill impairment. For the three and nine months ended September 30, 2026, management performed a qualitative assessment and concluded that it is more likely than not that goodwill was not impaired.

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

Costs incurred to develop software products for sale, lease or other marketing are expensed as incurred until technological feasibility is established. Once technological feasibility has been established, qualifying development costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized using the straight-line method over a 3-year to 10-year estimated useful life.

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

Accounts Payable and Accrued Liabilities – At September 30, 2026 and December 31, 2025, accounts payable and accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Pass-through claims payable – patient affordability programs	$59,076,344	$62,243,773
Other accounts payable and accrued liabilities	10,373,094	8,299,030
Total accounts payable and accrued liabilities	$69,449,438	$70,542,803

Pass-through claims payable represents amounts owed to third-party claims processors for adjudicated claims under patient affordability programs that are funded by the client after claims are paid. The Company records a corresponding receivable from the client within accounts receivable. These receivables and payables are presented on a gross basis. Other accounts payable and accrued liabilities consist of trade accounts payable, accrued compensation and benefits, accrued network-related costs and other accrued liabilities at September 30, 2026 or December 31, 2025.

Customer Card Funding – At September 30, 2026 and December 31, 2025, customer card funding represented funds loaded or available to be loaded on cards for the Company’s card product programs, as well as funds received in advance from patient affordability clients under prefunded programs that will be used to pay pass-through reimbursement claims. Pass-through claim obligations under programs that are funded by the client after claims are processed and paid by the Company’s third-party processor are recorded within accounts payable and accrued liabilities, as described under Reimbursement Receivables.

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

During the three and nine months ended September 30, 2026, the Company recognized fair value adjustment of $0 and $990,000, respectively, recorded as a reduction to selling, general and administrative expense in the condensed consolidated statements of operations, due to a decrease in the fair value of the contingent consideration liability, or earn-out, related to the March 19, 2025 acquisition of substantially all assets of Gamma Innovation LLC. The contingent consideration was classified as a Level 3 liability and was valued at each measurement date using a Monte Carlo simulation model. Significant unobservable inputs included management's projected revenue growth rate for the acquired technologies, a revenue volatility assumption, continuous revenue discount rate, and the Company's common stock price. As of June 30, 2026, management determined that the fair value of the contingent consideration liability was $0. This determination reflects actual revenue through June 30, 2026, which was materially below the level required to achieve the $20.0 million per-tranche revenue thresholds during the remaining earn-out period ending March 19, 2030.

On June 30, 2026, the Company and Gamma Innovation LLC entered into an agreement to terminate the contingent consideration “earn-out” and no further consideration is or will be payable to Gamma Innovation LLC. The termination did not result in any incremental gain or loss, as the liability had already been reduced to $0 in connection with the fair value determination described above. Concurrently with the termination of the contingent consideration, the Company entered into an agreement to grant restricted stock units to an employee who also is the principal owner of Gamma Innovation LLC, contingent upon stockholder approval of an increase in shares authorized under the 2023 Equity Incentive Plan. The Company intends to seek such approval at its next annual meeting, expected to be held on or before June 30, 2027. The Company has determined that no grant date has occurred under ASC 718, Compensation—Stock Compensation, and no compensation cost has been recognized as of September 30, 2026.

The opening and closing balances of the contingent consideration (earn-out) liability are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$0	$990,000	$990,000	$0
Additions from acquisition	–	–	–	990,000
Change in fair value	–	–	(990,000)	–
Settlement (termination of earn-out)	–	–	–	–
Ending balance	$0	$990,000	$0	$990,000

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

The portion of the dollar value of prepaid-stored value cards that consumers do not ultimately redeem are referred to as breakage. In certain card programs where we hold the cardholder funds and expect to be entitled to a breakage amount, we recognize revenue using estimated breakage rates ratably over the estimated card life; provided that a significant reversal of the amount of breakage revenue recognized is not probable, and record adjustments to such estimates when redemption is remote or we are legally defeased of the obligation, if applicable. For each program, we utilize a third party to estimate breakage rates based on historical redemption patterns, market-specific trends, escheatment rules and existing economic conditions. The Company accounts for breakage in accordance with Accounting Standards Update (“ASU”) 2016-04, Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards for the recognition of such revenue. Breakage revenue is recorded in other revenue on the consolidated statements of operations and was $59,607 and $247,284 for the three and nine months ended September 30, 2026, respectively. Breakage revenue was $254,543 and $410,667 for the three and nine months ended September 30, 2025, respectively.

The Company utilizes the remote method of revenue recognition for settlement income whereby the unspent card balances will be recognized as revenue at the expiration of the cards or the respective card program. The Company records all revenue on a gross basis since it is the primary obligor and establishes the price in the contract arrangement with its customers. The Company is currently under no obligation to refund any fees, and the Company does not currently have any obligations for disputed claim settlements. Settlement income was $0 for the three and nine months ended September 30, 2026 and 2025.

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

Recently Adopted Accounting Pronouncement – In July 2025, the FASB issued ASU 2025-05, “Financial Instruments — Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods and should be applied prospectively. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

The historical revenue and earnings of Gamma were not material for purposes of presenting pro forma information. Transaction costs associated with this business combination were expensed as incurred and recorded in selling, general and administrative expense in the condensed consolidated statements of operations. These costs totaled $0 and $107 thousand for the three months ended September 30, 2026 and 2025, respectively, and $0 and $129 thousand for the nine months ended September 30, 2026 and 2025, respectively.

3.     FIXED ASSETS, NET

Fixed assets consist of the following:

	September 30, 2026	December 31, 2025
Equipment	$2,941,848	$2,830,319
Software	642,552	636,582
Furniture and fixtures	858,708	858,708
Website costs	69,881	69,881
Leasehold improvements	1,074,615	767,244
	5,587,604	5,162,734
Less: accumulated depreciation	(3,741,085)	(3,264,842)
Fixed assets, net	$1,846,519	$1,897,892

Depreciation expense for the three months ended September 30, 2026 and 2025 was $156,866 and $120,320, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $476,243 and $324,839, respectively.

4.     INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2026	December 31, 2025
Patents and trademarks	$45,433	$38,186
Technology Platform	39,810,825	36,119,080
Customer lists and contracts	1,177,200	1,177,200
Licenses	637,576	237,576
Hosting implementation	43,400	43,400
Contract assets	340,326	340,326
Non-compete agreement	503,000	503,000
Acquired technologies	10,568,000	10,568,000
	53,125,760	49,026,768
Less: accumulated amortization	(33,489,399)	(26,680,555)
Intangible assets, net	$19,636,361	$22,346,213

Intangible assets are amortized over their useful lives ranging from periods of 3 to 30 years. Amortization expense for the three months ended September 30, 2026 and 2025 was $2,152,237 and $2,070,100, respectively. Amortization expense for the nine months ended September 30, 2026 and 2025 was $6,808,844 and $5,786,681, respectively.

5.     LEASE

The Company entered into an operating lease for office space which became effective in June 2020. The lease term is 10 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of September 30, 2026, the remaining lease term was 3.6 years and the discount rate used was 6%.

The Company entered into an operating lease for additional office space which became effective in September 2025. The lease term is 7.4 years from the effective date and allows for two optional extensions of five years each. The two optional extensions are not recognized as part of the right-of-use asset or lease liability since it is not reasonably certain that the Company will extend this lease. As of September 30, 2026, the remaining lease term was 6.3 years and the discount rate used was 8%.

Operating lease cost included in selling, general and administrative expenses was $422,129 and $1,182,582 for the three and nine months ended September 30, 2026, respectively, including common area maintenance expenses of $83,163 and $231,028, respectively. Operating lease cost included in selling, general and administrative expenses was $267,053 and $645,904 for the three and nine months ended September 30, 2025, respectively, including common area maintenance expenses of $72,195 and $142,859, respectively. Cash paid for operating leases was $838,840 and $502,835 for the nine months ended September 30, 2026 and 2025, respectively.

Additional information related to the Company’s operating leases was as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term—operating leases	5.3 years	6.0 years
Weighted-average discount rate—operating leases	7%	7%

The following is the lease maturity analysis of our operating leases as of September 30, 2026:

Year ending December 31,
2026 (excluding the nine months ended September 30, 2026)	$317,678
2027	1,277,013
2028	1,296,105
2029	1,315,770
2030	962,340
Thereafter	1,516,755
Total lease payments	6,685,661
Less: Imputed interest	(1,190,209)
Present value of future lease payments	5,495,452
Less: current portion of lease liability	(910,585)
Long-term portion of lease liability	$4,584,867

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

The opening and closing balances of the Company’s liabilities are as follows:

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$143,191,068	$111,328,270
Increase (decrease), net	57,629,812	(967,381)
Ending balance	$200,820,880	$110,360,889

The amount of revenue recognized during the three months ended September 30, 2026 and 2025 that was included in the opening contract liability for prepaid cards was $0. The amount of revenue recognized during the nine months ended September 30, 2026 and 2025 that was included in the opening contract liability for prepaid cards was $3,463,162 and $2,727,566, respectively.

7.     COMMON STOCK

At September 30, 2026, the Company’s authorized capital stock was 150,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had 58,513,071 shares of common stock issued and 56,837,868 shares of common stock outstanding. There were no shares of preferred stock outstanding.

Stock-based compensation expense related to Company restricted stock grants for the three and nine months ended September 30, 2026 was $1,355,748 and $3,892,007, respectively. Stock-based compensation expense related to Company restricted stock grants for the three and nine months ended September 30, 2025 was $1,265,591 and $2,892,309, respectively.

2026 Transactions – During the three and nine months ended September 30, 2026, the Company issued 610,800 and 2,491,475 shares of common stock, respectively, for vested stock awards and the exercise of stock options. The Company received proceeds during the three and nine months ended September 30, 2026, of $108,270 and $233,670, respectively, for the exercise of stock options.

During the three months ended September 30, 2026, the Company did not grant any restricted stock awards. During the nine months ended September 30, 2026, the Company granted 540,000 restricted stock awards with a weighted-average grant-date fair value of $6.01 per share. The awards vest over periods ranging from one to five years.

2025 Transactions – During the three and nine months ended September 30, 2025, the Company issued 631,800 and 1,619,214 shares of common stock, respectively, for vested stock awards and the exercise of stock options. The Company received proceeds during the three and nine months ended September 30, 2025 of $69,120 and $660,654, respectively, for the exercise of stock options.

During the three months ended September 30, 2025, the Company granted 380,000 restricted stock awards with a weighted-average grant-date fair value of $5.54 per share. These awards vest over periods ranging from one to five years. During the nine months ended September 30, 2025, the Company granted 6,356,000 restricted stock awards with a weighted-average grant-date fair value of $2.55 per share. Of these awards, 1,366,663 shares are subject to performance-based vesting and service requirements, and 2,500,000 shares were issued in connection with the Gamma acquisition (see “Note 2. Acquisition” in the notes to the accompanying condensed consolidated financial statements). The performance-based awards vest upon achievement of specified earnings targets and continued employee service through each applicable vesting period. The Company considers achievement of the performance targets probable. If the performance criteria are not met, the related compensation cost will be reversed. The restricted stock awards vest over periods ranging from one to five years.

8.     BASIC AND FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and fully diluted net income per common share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$6,735,694	$2,215,135	$18,931,149	$6,188,996
Denominator:
Weighted average common shares:
Denominator for basic calculation	56,703,842	54,797,527	56,000,291	54,205,002
Weighted average effects of potentially diluted common stock:
Stock options (calculated using the treasury method)	1,442,338	1,272,519	1,321,070	1,055,507
Unvested restricted stock grants	4,573,040	5,700,474	5,047,022	3,694,912
Denominator for fully diluted calculation	62,719,220	61,770,520	62,368,383	58,955,421
Net income per common share:
Basic	$0.12	$0.04	$0.34	$0.11
Fully diluted	$0.11	$0.04	$0.30	$0.10

There were no potentially dilutive securities excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive for the three and nine months ended September 30, 2026 and 2025.

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

10.    RELATED PARTY

During the first quarter of 2025, the Company hired an employee who is also the principal owner of a technical consulting corporation engaged by the Company to provide technology, development, and support services to the Company and its customers. The Company recognized related party expenses of $177,540 and $509,233 for the three and nine months ended September 30, 2026, respectively. The Company recognized related party expenses of $203,944 and $283,943 for each of the three and nine months ended September 30, 2025, respectively. These expenses are included in selling, general and administrative expense in the condensed consolidated statements of operations.

11.    INCOME TAX

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Income before income taxes	$8,190,197	$2,245,617	$23,564,314	$7,539,648
Income tax expense	$1,454,503	$30,482	$4,633,165	$1,350,652
Effective tax rate	17.8%	1.4%	19.7%	17.9%

The effective tax rates for the three months and nine months ended September 30, 2026 and September 30, 2025, were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the three months and nine months ended September 30, 2026, varies from the three months and nine months ended September 30, 2025 primarily as a result of tax benefits related to our stock-based compensation.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in 2020 and the subsequent extension of the CARES Act through September 30, 2021, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company has elected an accounting policy to recognize government assistance when it is probable that the Company is eligible to receive the assistance and present the credit as a reduction of the related expense. As of September 30, 2026 and December 31, 2025, the Company recorded $345,228 in other receivables on the condensed consolidated balance sheet related to U.S. Federal Government refunds.

12.   SUBSEQUENT EVENTS

In October 2026, a plasma industry customer notified the Company of its intent to transition 113 plasma donation centers currently served by the Company to another provider by December 31, 2026. These centers generated approximately $2.8 million in revenue and $1.3 million in gross profit for the three months ended September 30, 2026, and approximately $8.5 million in revenue and $3.9 million in gross profit for the nine months ended September 30, 2026. The Company expects the transition to reduce revenue and gross profit beginning in the fourth quarter of 2026. Because the notification occurred after September 30, 2026, no adjustments have been made to the accompanying condensed consolidated financial statements as a result of this event.

ITem 2. Management’s discussion and analysis of financial condition and results of operations.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Forward-Looking Statements”). All statements other than statements of historical fact included in this report are Forward-Looking Statements. These Forward-Looking Statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “propose,” “may,” and other similar expressions identify Forward-Looking Statements. Specific forward-looking statements made herein include: our belief that we do not anticipate any losses with respect to accounts with balances exceeding federally insured limits; our expected lease obligations for subsequent years; our belief that our platform can be seamlessly integrated with our clients’ systems; our belief that changes in the estimates and assumptions used to estimate the fair value of our reporting unit could materially affect the determination of fair value and the assessment of goodwill impairment; our conclusion for the three and nine months ended September 30, 2026 that it is more likely than not that goodwill was not impaired; our expectation that approximately $4,487,637 of the goodwill from the Gamma acquisition will be deductible for income tax purposes; our belief that our distinctive positioning allows us to provide end-to end technologies that securely manage transaction processing, cardholder enrollment, value loading, account management, data and analytics, and customer service; our belief that our architecture is known for its cross-platform compatibility, flexibility, and scalability - allowing our clients and partners to leverage these advantages for cost savings and revenue opportunities; our evaluation of the impact of ASU 2025-11 and our expectation that the adoption of ASU 2025-11 will not have a material effect on our consolidated financial statements; our evaluation of the potential effects of ASU 2024-03 and ASU 2025-06 on our consolidated financial statements and related disclosures; our focus of our marketing efforts on corporate incentive and expense prepaid card products in various market verticals, including but not limited to, general corporate expense, healthcare related markets including patient affordability solutions, clinical trials and donor compensation, loyalty rewards and incentive cards; our principal target markets for processing services, including prepaid card issuers, retail and private-label issuers, small third-party processors and small and mid-size financial institutions in the United States; our plan during the remainder of 2026 to continue to invest additional funds in technology improvements, sales and marketing, cybersecurity, fraud, customer service, and regulatory compliance; our expectation that the transition of the payment processing for 113 plasma centers of one of our plasma customers to another provider will reduce our plasma revenue and gross profit beginning in the fourth quarter of 2026 and continuing in 2027; if a certain financial institution were to be placed into receivership, we may be unable to access the cash we have on deposit and if we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected; our belief that from time to time we evaluate raising capital to enable us to diversify into new market verticals; our belief that if we do not raise new capital, that we will still be able to support our existing business and expand into new vertical markets using internally generated funds; our belief that the plasma market appears to have returned to normalized growth following elevated plasma inventory levels experienced throughout much of 2025; our belief that the following measures are the primary indicators of our quarterly and annual revenues: gross dollar volume loaded on cards and conversion rates on gross dollar volume loaded on cards; our belief that the following are also key performance indicators: revenues, gross profit, operational expenses as a percentage of revenues, and cardholder participation; our belief that, based on our available cash on hand, excluding restricted cash, and our forecasted for revenues and cash flows through the third quarter of 2028, we have sufficient liquidity to fund our operations for at least the next twenty-four months; our belief, based on our monitoring of our bank relationships through publicly available information, that we have not discovered any issues that would cause us to alter our bank relationships; we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business and an adverse result in these or other matters may arise from time to time that may harm our business; third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints; our intention to seek stockholder approval at our next annual meeting, expected to be held on or before June 30, 2027, for an increase in shares authorized under the 2023 Equity Incentive Plan; our expectation that it is probable that certain performance targets related to performance-based awards will be achieved; and our expectation that the stock repurchase program will remain available over a 36-month period expiring May 7, 2029. In the normal course of our business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain, or may contain, forward-looking statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. In addition, any statements that refer to expectations, projections, estimates, forecasts, or other characterizations of future events or circumstances are Forward-Looking Statements. These Forward-Looking Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the Forward-Looking Statements. Such important factors (“Important Factors”) and other factors are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in other reports filed with the Securities and Exchange Commission (the “SEC”) from time to time. All prior and subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors referred to above that could cause actual results to differ materially from our expectations as set forth in any Forward-Looking Statement made by or on behalf of us. You are cautioned not to place undue reliance on these Forward-Looking Statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these Forward-Looking Statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the SEC.

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

We currently focus our marketing efforts on two primary areas: prepaid card programs and patient affordability solutions. Our prepaid card programs serve a variety of market verticals, including, but not limited to, plasma donor compensation, clinical trial participant payments, general corporate expense, and loyalty, rewards and incentive programs. Our patient affordability solutions serve pharmaceutical manufacturers by administering copay assistance and other patient support programs. These solutions combine claims processing, program management and call center support to deliver financial assistance to patients at the pharmacy or provider level.

As part of our continuing platform expansion process, we evaluate current and emerging technologies for applicability to our existing and future software platform. To this end, we engage with various hardware and software vendors in evaluation of various infrastructure components. Where appropriate, we use third-party technology components in the development of our software applications and service offerings. Third-party software may be used for highly specialized business functions, which we may not be able to develop internally within time and budget constraints. Our principal target markets for processing services include prepaid card issuers, retail and private-label issuers, small third-party processors and small and mid-size financial institutions in the United States.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

The following table summarizes our condensed consolidated financial results for the three months ended September 30, 2026 in comparison to the three months ended September 30, 2025:

	Three Months Ended September 30, 2026, (Unaudited)		Variance
	2026	2025	$	%
Revenues
Plasma industry	$13,826,621	$12,860,478	$966,143	7.5%
Pharma industry	16,620,579	7,920,604	8,699,975	109.8%
Other	352,958	815,396	(462,438)	(56.7%	)
Total revenues	30,800,158	21,596,478	9,203,680	42.6%
Cost of revenues	10,880,300	9,446,089	1,434,211	15.2%
Gross profit	19,919,858	12,150,389	7,769,469	63.9%
Gross margin %	64.7%	56.3%

Operating expenses
Selling, general and administrative	10,291,131	8,378,018	1,913,113	22.8%
Depreciation and amortization	2,309,103	2,190,420	118,683	5.4%
Total operating expenses	12,600,234	10,568,438	2,031,796	19.2%
Income from operations	$7,319,624	$1,581,951	$5,737,673	362.7%

Other income	$870,573	$663,666	$206,907	31.2%

Net income	$6,735,694	$2,215,135	$4,520,559	204.1%
Net margin %	21.9%	10.3%

The increase in total revenues of $9,203,680 for the three months ended September 30, 2026 compared to the same period in the prior year consisted primarily of a $966,143 increase in plasma revenue, an $8,699,975 increase in pharma revenue and a $462,438 decrease in other revenue. The increase in plasma revenue was primarily due to an increase in plasma donations and dollars loaded to cards as the market appears to have returned to normalized growth following elevated plasma inventory levels experienced throughout much of 2025, offset by the reduction of 33 net plasma centers during the prior twelve-month period as existing customers closed underperforming plasma centers and one customer sold their plasma centers to a company utilizing another payment provider. The increase in pharma revenue was primarily due to the financial benefit of 62 net pharma patient affordability programs launched during the prior twelve-month period, and a corresponding increase in monthly management fees, setup fees, claim processing fees and other billable services such as dynamic business rules and call center support. For the three months ended September 30, 2026 the number of claims processed increased approximately 55% compared to the same period in the prior year.

Cost of revenues for the three months ended September 30, 2026 increased $1,434,211 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, call center support, program implementation and sales and commission expense. The increase in cost of revenues consisted primarily of (i) increased call center support expense of approximately $604,000 associated primarily with the growth in our plasma and pharma patient affordability businesses, a new customer service contact center that opened in the fourth quarter of 2025, increased hiring, wage inflation pressures, a tight labor market and increased benefit costs; (ii) increased sales and commission expense of approximately $305,000 related to the increase in overall revenue for programs in which we pay commission expenses; and (iii) increased network and network related fees of approximately $565,000 associated with an increase in plasma donations and dollars loaded to cards and 62 net pharma patient affordability programs launched during the prior twelve-month period. These increases were offset by a decrease in other costs of approximately $41,000.

Gross profit for the three months ended September 30, 2026 increased $7,769,469 compared to the same period in the prior year resulting primarily from the launch of an additional 62 net pharma patient affordability programs during the prior twelve-month period, and a corresponding increase in setup fees, monthly management fees, claim processing fees and other billable fees. Gross profit also benefited from an increase in plasma donations and dollars loaded to cards over the prior twelve-month period, and corresponding revenue and beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. The increase in gross profit was offset by increased costs from network fees, third-party service providers, sales commission expense and customer service costs mentioned above, primarily driven by the overall growth in our business. The increase in gross margin resulted primarily from a greater contribution of total revenue from our pharma patient affordability business which has higher gross profit margins than our other businesses.

Selling, general and administrative expenses for the three months ended September 30, 2026 increased $1,913,113 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $497,000 due to continued hiring to support our growth, a tight labor market and increased benefit costs; (ii) stock-based compensation of approximately $90,000 related to the issuance of restricted stock units for new hires and employee retention; (iii) technologies and telecom expense of approximately $231,000 primarily related to ongoing platform security investments and the opening of a new call center in November 2025; (iv) general expenses of approximately $279,000 primarily related to rent associated with the new call center, travel, conferences, deliveries, and employee education; (v) outside services of approximately $246,000 primarily related to professional services associated with the company’s SOX 404(b) readiness; and (vi) a decrease in capitalized platform development costs of approximately $570,000.

Depreciation and amortization expense for the three months ended September 30, 2026 increased $118,683 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets from our Gamma acquisition, continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform and employment growth.

For the three months ended September 30, 2026, we recorded income from operations of $7,319,624 representing an improvement of $5,737,673 compared to income from operations of $1,581,951 during the same period in the prior year related to the aforementioned factors.

Other income for the three months ended September 30, 2026 increased $206,907 primarily due to higher average bank account balances offset by the implied interest expense related to future cash payments for the Gamma acquisition of $102,484 and slightly lower interest rates.

For the three months ended September 30, 2026, our income tax provision for federal, state and local taxes was $1,454,503, representing an effective tax rate of 17.8%. For the three months ended September 30, 2025, our income tax provision was $30,482, representing an effective tax rate of 1.4%. Both rates were based on our net operating income adjusted for discrete items that occurred within the quarter and tax benefits related to our stock-based compensation. The significant driver in the discrete item adjustment primarily related to the increase in stock price at September 30, 2026 when compared to the same period in the prior year

The net income for the three months ended September 30, 2026 was $6,735,694, an improvement of $4,520,559 compared to the net income of $2,215,135 for the three months ended September 30, 2025. The overall change in net income relates to the aforementioned factors.

Comparison of the Nine months Ended September 30, 2026 to the Nine months Ended September 30, 2025

The following table summarizes our condensed consolidated financial results for the nine months ended September 30, 2026 in comparison to the nine months ended September 30, 2025:

	Nine months Ended September 30, 2026 (Unaudited)		Variance
	2026	2025	$	%
Revenues
Plasma industry	$38,615,772	$33,014,282	$5,601,490	17.0%
Pharma industry	46,949,164	24,293,163	22,656,001	93.3%
Other	1,525,717	1,965,535	(439,818)	(22.4%	)
Total revenues	87,090,653	59,272,980	27,817,673	46.9%
Cost of revenues	31,054,827	23,676,598	7,378,229	31.2%
Gross profit	56,035,826	35,596,382	20,439,444	57.4%
Gross margin %	64.3%	60.1%

Operating expenses
Selling, general and administrative	27,752,063	23,976,238	3,775,825	15.7%
Depreciation and amortization	7,285,088	6,111,520	1,173,568	19.2%
Total operating expenses	35,037,151	30,087,758	4,949,393	16.4%
Income from operations	$20,998,675	$5,508,624	$15,490,051	281.2%

Other income	$2,565,639	$2,031,024	$534,615	26.3%

Net income	$18,931,149	$6,188,996	$12,742,153	205.9%
Net margin %	21.7%	10.4%

The increase in total revenues of $27,817,673 for the nine months ended September 30, 2026 compared to the same period in the prior year consisted primarily of a $5,601,490 increase in plasma revenue, a $22,656,001 increase in pharma revenue and a $439,818 decrease in other revenue. The increase in plasma revenue was primarily due to an increase in plasma donations and dollars loaded to cards as the market appears to have returned to normalized growth following elevated plasma inventory levels experienced throughout much of 2025, offset by the reduction of 33 net plasma centers during the prior twelve-month period as existing customers closed underperforming plasma centers and one customer sold their plasma centers to a company utilizing another payment provider. The increase in pharma revenue was primarily due to the financial benefit of 62 net pharma patient affordability programs launched during the prior twelve-month period, and a corresponding increase in monthly management fees, setup fees, claim processing fees and other billable services such as dynamic business rules and call center support. For the nine months ended September 30, 2026 the number of claims processed increased approximately 53% compared to the same period in the prior year.

Cost of revenues for the nine months ended September 30, 2026 increased $7,378,229 compared to the same period in the prior year. Cost of revenues is comprised of transaction processing fees, data connectivity and data center expenses, network fees, bank fees, card production and postage costs, call center support, program implementation and sales and commission expense. The increase in cost of revenues consisted primarily of (i) increased call center support expense of approximately $2,289,000 associated primarily with the growth in our plasma and pharma patient affordability businesses, a new customer service contact center that opened in the fourth quarter of 2025, increased hiring, wage inflation pressures, a tight labor market and increased benefit costs; (ii) increased sales and commission expense of approximately $820,000 related to the increase in overall revenue for programs in which we pay commission expenses; and (iii) increased network and network related fees of approximately $4,574,000 associated with an increase in plasma donations and dollars loaded to cards and the addition of 62 net pharma patient affordability programs launched during the prior twelve-month period. These increases were offset by a decrease in plastics, collateral and postage of approximately $127,000 and bad debt of approximately $179,000.

Gross profit for the nine months ended September 30, 2026 increased $20,439,444 compared to the same period in the prior year resulting primarily from the launch of an additional 62 net pharma patient affordability programs during the prior twelve-month period, and a corresponding increase in setup fees, monthly management fees, claim processing fees and other billable fees. Gross profit also benefited from an increase in plasma donations and dollars loaded to cards over the prior twelve-month period, and corresponding revenue and beneficial impact of a variable cost structure, as many of the plasma transaction costs are variable in nature and are provided by third parties who charge us based on the number of active cards outstanding and transactions that occurred during the period. The increase in gross profit was offset by increased costs from network fees, third-party service providers, sales commission expense and customer service costs mentioned above, primarily driven by the overall growth in our business. The increase in gross margin resulted primarily from a greater contribution of total revenue from our pharma patient affordability business which has higher gross profit margins than our other businesses.

Selling, general and administrative expenses for the nine months ended September 30, 2026 increased $3,775,825 compared to the same period in the prior year and consisted primarily of an increase in (i) compensation and benefits of approximately $1,250,000 due to continued hiring to support our growth, a tight labor market and increased benefit costs; (ii) stock-based compensation of approximately $1,000,000 related to the issuance of restricted stock units for new hires and employee retention; (iii) technologies and telecom expense of approximately $486,000 primarily related to ongoing platform security investments and the opening of a new call center in November 2025; (iv) general expenses of approximately $569,000 primarily related to rent associated with the new call center, travel, conferences, deliveries, merger and acquisition costs and employee education; (v) outside professional services of approximately $416,000 primarily related to the company’s SOX 404(b) readiness; and (vi) a decrease in capitalized platform development costs of approximately $1,045,000. The rise in costs was offset by a one-time gain on the fair value of our contingent consideration (earn-out) of approximately $990,000 associated with the Gamma Innovation LLC (“Gamma”) acquisition that closed on March 19, 2025 (see “Note 1 – Fair Value of Financial Instruments” in the notes to the accompanying condensed consolidated financial statements).

Depreciation and amortization expense for the nine months ended September 30, 2026 increased $1,173,568 compared to the same period in the prior year. The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets from our Gamma acquisition, continued capitalization of new software development costs and equipment purchases related to continued enhancements to our processing platform and employment growth.

For the nine months ended September 30, 2026, we recorded income from operations of $20,998,675 representing an improvement of $15,490,051 compared to income from operations of $5,508,624 during the same period in the prior year related to the aforementioned factors.

Other income for the nine months ended September 30, 2026 increased $534,615 primarily due to higher average bank account balances offset by the implied interest expense related to future cash payments for the Gamma acquisition of $339,891 and slightly lower interest rates.

For the nine months ended September 30, 2026, our income tax provision for federal, state and local taxes was $4,633,165, representing an effective tax rate of 19.7%. For the nine months ended September 30, 2025, our income tax provision was $1,350,652, representing an effective tax rate of 17.9%. Both rates were based on our net operating income adjusted for discrete items that occurred within the period and tax benefits related to our stock-based compensation. The significant driver in the discrete item adjustment primarily related to the increase in stock price at September 30, 2026 when compared to the same period in the prior year.

The net income for the nine months ended September 30, 2026 was $18,931,149, an improvement of $12,742,153 compared to the net income of $6,188,996 for the nine months ended September 30, 2025. The overall change in net income relates to the aforementioned factors.

Key Performance Indicators and Non-GAAP Measures

Management reviews several metrics to help us monitor the performance of and identify trends affecting our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

Gross Dollar Volume Loaded on Cards: Represents the total dollar volume of funds loaded to all our prepaid card programs. Our gross dollar volume loaded on cards was $547 million and $552 million for the three months ended September 30, 2026 and 2025, respectively. Our gross dollar volume loaded on cards was $1,616 million and $1,399 million for the nine months ended September 30, 2026 and 2025, respectively. We use this metric to analyze the total amount of money moving into our prepaid card programs. The increase for the nine months ended September 30, 2026 compared to the same period in the prior year reflects an increase in loads we are experiencing in our plasma programs as the market appears to have returned to normalized growth following elevated plasma inventory levels experienced throughout much of 2025, in addition to growth in our pharma patient affordability program and other prepaid programs.

Gross dollar volume loaded on cards for the three months ended September 30, 2026 was relatively consistent with the same period in the prior year.

Conversion Rates on Gross Dollar Volume Loaded on Cards: Represents revenues, gross profit or net income (loss) conversion rates of gross dollar volume loaded on cards which are calculated by taking our total revenues, gross profit or net income (loss), respectively, as a numerator and dividing by the gross dollar volume loaded on cards as a denominator. As we derive a number of our financial results from cardholder fees, we utilize these metrics as an indication of the amount of money that is added to cards and will eventually be converted to revenues, gross profit and net income (loss). Our total revenue conversion rates for the three months ended September 30, 2026 and 2025 were 5.64 % or 564 basis points (“bps”), and 3.91% or 391 basis points, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the three months ended September 30, 2026 and 2025 were 3.64% or 364 bps, and 2.20% or 220 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the three months ended September 30, 2026 and 2025 were 1.23% or 123 bps, and 0.40% or 40 bps, respectively, of gross dollar volume loaded on cards.

Our total revenue conversion rates for the nine months ended September 30, 2026 and 2025 were 5.39% or 539 bps, and 4.24% or 424 bps, respectively, of gross dollar volume loaded on cards. Our total gross profit conversion rates for the nine months ended September 30, 2026 and 2025 were 3.47% or 347 bps, and 2.54% or 254 bps, respectively, of gross dollar volume loaded on cards. Our net income conversion rates for the nine months ended September 30, 2026 and 2025 were 1.17% or 117 bps, and 0.44% or 44 bps, respectively, of gross dollar volume loaded on cards.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Adjusted EBITDA to net income:
Net income	$6,735,694	$2,215,135	$18,931,149	$6,188,996
Income tax provision	1,454,503	30,482	4,633,165	1,350,652
Interest income, net	(870,573)	(663,666)	(2,565,639)	(2,031,024)
Depreciation and amortization	2,309,103	2,190,420	7,285,088	6,111,520
EBITDA	9,628,727	3,772,371	28,283,763	11,620,144
Stock-based compensation	1,355,748	1,265,591	3,892,007	2,892,309
Change in fair value of contingent consideration	–	–	(990,000)	–
Adjusted EBITDA	$10,984,475	$5,037,962	$31,185,770	$14,512,453

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

	Three Months Ended September 30,				Nine months Ended September 30,
	2026		2025		2026		2025
Reconciliation of adjusted EBITDA margin to net income margin:
Net income margin	21.9%		10.3%		21.7%		10.4%
Income tax provision	4.7%		0.1%		5.3%		2.3%
Interest income, net	(2.8%	)	(3.1%	)	(2.9%	)	(3.4%	)
Depreciation and amortization	7.5%		10.1%		8.4%		10.3%
EBITDA margin	31.3%		17.5%		32.5%		19.6%
Stock-based compensation	4.4%		5.9%		4.5%		4.9%
Change in fair value of contingent consideration	–		–		(1.1%	)	–
Adjusted EBITDA margin	35.7%		23.3%		35.8%		24.5%

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash:

	Nine months Ended September 30, (Unaudited)
	2026	2025
Net cash provided by operating activities	$82,831,431	$4,360,171
Net cash used in investing activities	(4,523,863)	(8,436,339)
Net cash (used in) provided by financing activities	(6,958,565)	284,868
Net increase (decrease) in cash and restricted cash	$71,349,003	$(3,791,300)

Comparison of Nine months Ended September 30, 2026 and 2025

During the nine months ended September 30, 2026 and 2025, we financed our operations through internally generated funds.

Operating activities provided $82,831,431 of cash for the nine months ended September 30, 2026, an increase of $78,471,260 compared to the same period in the prior year. This change in cash flow compared to the change in cash flow in the prior period is primarily due to net increases in operating assets and liabilities. The changes in accounts receivable, accounts payable, and customer card funding compared to changes in the same period in the prior year, a net increase of $65,895,104, are primarily related to the growth in our pharma patient affordability business and timing of pass-through payments as we are invoiced by third-party service providers at the end of the period and are due monies from our pharma patient affordability customers to cover these third-party payables. The increase in cash flow from operating activities was also attributed to an increase in net income and non-cash adjustments for depreciation and amortization, stock-based compensation and lease expense; offset by an increase in gain in fair value of contingent consideration, deferred income taxes and prepaid expenses and other current assets and liabilities.

We used net cash in investing activities during the nine months ended September 30, 2026 and 2025 of $4,523,863 and $8,436,339, respectively. For the nine months ended September 30, 2026, cash used for investing activities was primarily attributable to an increase in licenses, fixed assets and capitalization of internally developed software as we continue to invest in our technology platform. For the nine months ended September 30, 2025, $6,436,339 in cash was used for investing activities primarily attributable to an increase in licenses, fixed assets and capitalization of internally developed software as we continue to invest in our technology platform. The remaining amount of $2,000,000 was used for the initial purchase consideration payment related to the Company’s Gamma acquisition.

For the nine months ended September 30, 2026, financing activities resulted in a net cash outflow of $6,958,565, reflecting $5,192,235 of taxes paid in connection with the net settlement of vested equity awards, for which 740,495 shares of common stock were withheld at a weighted average price of $7.01 per share and contract liability payment of $2,000,000 related to the Company’s acquisition of Gamma, offset by $233,670 in stock option proceeds. For the comparable prior-year period ended September 30, 2025, financing activities resulted in a net cash inflow of $284,868, attributable to $660,654 of stock option proceeds, offset by the repurchase of 100,000 shares of common stock at a weighted average price of $3.76 per share.

Our significant contractual cash requirements also include ongoing payments for lease liabilities and acquisition. For additional information regarding our cash commitments and contractual obligations, see “Note 2 – ACQUISITION” and “Note 5 – LEASE” in the notes to the accompanying condensed consolidated financial statements.

Sources of Liquidity

At September 30, 2026, our available cash on hand, excluding restricted cash was $34,539,557, an increase of $13,471,906 compared to December 31, 2025 and increase of $27,010,510 compared to September 30, 2025. The increase compared to September 30, 2025 primarily resulted from improved operating performance and the timing of payments associated with $9,364,030 of third-quarter 2025 pass-through claim reimbursement receivables and related payables in our patient affordability business. Based on this cash position and our forecasted revenues and cash flows through the third quarter of 2028, we believe we have sufficient liquidity to fund operations for at least the next twenty-four months. We continue to monitor the health and soundness of our bank relationships through publicly available information. Based on this monitoring, we have not discovered any issues that would cause us to alter our bank relationships.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures means controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2026, we did not issue shares of common stock that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2026 – July 31, 2026	–	–	–	$5,000,000
August 1, 2026 – August 31, 2026	–	–	–	5,000,000
September 1, 2026 – September 30, 2026	–	–	–	5,000,000
Total	–	–	–	$5,000,000

(1)	On May 8, 2026, our Board authorized a stock repurchase program to repurchase up to $5 million of our common stock, subject to certain conditions, in the open market, in privately negotiated transactions, or by other means in compliance with Rule 10b-18 under the Exchange Act, over a 36-month period expiring May 7, 2029.

Item 5. Other Information.

During the quarter ended September 30, 2026, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

On September 14, 2026, Robert Strobo, our General Counsel and Chief Legal Officer, adopted a Rule 10b5-1 trading plan, which plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on August 31, 2027 and provides for the purchase or sale of an aggregate of 85,000 shares of common stock.

On September 14, 2026, Jeff Baker, our Chief Financial Officer, adopted a Rule 10b5-1 trading plan, which plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on August 31, 2027 and provides for the purchase or sale of an aggregate of 85,000 shares of common stock.

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

PAYSIGN, INC.

Date: November 10, 2026	/s/ Mark Newcomer
By: Mark Newcomer, President and Chief Executive Officer (principal executive officer)

Date: November 10, 2026	/s/ Jeff Baker
By: Jeff Baker, Chief Financial Officer (principal financial and accounting officer)

